Form 10QSB
period 2006-03-31
Intelligent Buying, Inc.
filed 2006-05-16
CIK 1358633

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB
For the quarterly period ended March 31, 2006

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____ TO ____

COMMISSION FILE NUMBER: 333-133327

Intelligent Buying, Inc.
(Exact name of Small Business Issuer in its Charter)

California -------------------------------	20-09569471 ---------------------------
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

260 Santa Ana Court
Sunnyvale, CA 94085
(Address of principal executive offices)

(408) 744-1001
(Issuer's telephone number)

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 889,533 shares of Common Stock, as of May 8, 2006.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

Exhibits

31.1	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Statement furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

SPECIAL NOTE OF CAUTION REGARDING FORWARD-LOOKING STATEMENTS

This section and other parts of this Form 10-QSB contain forward-looking statements that are, by their nature, subject to risks and uncertainties. These forward-looking statements include, without limitation, statements relating to our company’s operations, economic performance, financial condition, growth and acquisition strategies, investments, and operating plans. Any such statements that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as “believe”, “expect”, “intend”, “anticipate”, “may”, “should”, “expects”, “plans”, “anticipates”, “estimates”, “predicts”, “potential”, “continue”, “projects” or the negative or other variations or comparable terminology or derivatives thereof denote forward-looking statements. These statements are only predictions and by their nature involve substantial risks and uncertainties, many of which are beyond our control. Thus, actual results may differ materially from those expressed in or implied by such forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, those discussed in Item. 3 of the Company’s Form SB-2 Registration Statement filed on April 17, 2006, Summary Information and Risk Factors, under the heading “Risk Factors.”  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We are under no obligation to publicly update any of the forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

INTELLIGENT BUYING, INC.
BALANCE SHEET

(Unaudited)

March 31, 2006

ASSETS

Current assets:
Cash and cash equivalents	$72,513
Accounts receivable	5,745
Inventories	2,666

Total current assets	80,924

Property and equipment, net	7,004
Security deposits	10,885
Total Assets	$98,813

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$36,555
Due to related party	9,285
Taxes payable	1,886
Total current liabilities	47,726

Stockholders' Equity:
Preferred stock, $.001 par value, 25,000,000
shares authorized; 2,500,000 shares issued
and outstanding	2,500
Common stock, $.001 par value, 50,000,000 shares
authorized; 889,533 shares issued and outstanding	890
Additional paid-in-capital	126,122
Accumulated deficit	(78,425)
Total stockholders' equity	51,087
Total Liabilities and Stockholders’ Equity	$98,813

See notes to financial statements

INTELLIGENT BUYING, INC.
STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended
	March 31,
	2006	2005
Revenues:
Net sales	$53,039	$106,372
Other income	275	164
Total Revenues	53,314	106,236
Costs and expenses:
Cost of sales	28,129	72,325
Selling, general and administrative	32,872	48,330
Total operating expenses	61,001	120,655

Loss before other (income) expenses	(7,687)	(14,419)

Other Expenses
Interest Expense	1,771	45
Taxes	800	2,182
Total Other Expenses	2,571	2,227

Net Loss	(10,258)	(16,346)

Net loss per share-basic:	$(0.106)	$(0.817)

Weighted average common shares
Outstanding-basic	96,624	20,000

Net loss per share-diluted:	$(0.107)	$(0.817)

Weighted average common shares
Outstanding-diluted	596,624	20,000

See notes to financial statements

INTELLIGENT BUYING, INC.
STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended
	March 31,
	2006	2005
Cash flows from operating activities:
Net loss	$(10,258)	$(16,346)

Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation and amortization
Conversion of note payable to common stock	41,000
Exchange of common stock for preferred	2,500
Changes in operating assets and liabilities:
Accounts receivable	(11,754)	38,128
Inventory	(810)	(52,849)
Prepaid expenses and sundry current assets
Accounts payable and accrued expenses	4,754	33,525
Taxes payable	(339)	(1,499)

Net cash used by operating activities	25,093	959

Cash Flows from investment activities	--	--

Net cash provided by investment activities	--	--

Cash flows from financing activities:
Advances (repayments) from related party	--	(7,499)
Proceeds from sale of common stock	43,650	--

Net cash provided by financing activities	43,650	(7,499)

Net increase (decrease) in
cash and cash equivalents	68,743	(6,540)

Cash and cash equivalents at beginning of period	3,770	6,540

Cash and cash equivalents at end of period	$72,513	$0

Supplemental cash flow information:

Cash paid during the period for:
Interest	$1,770	$45

Income taxes	$800	$2,181

See notes to financial statements.

INTELLIGENT BUYING, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

1. SIGNIFICANT ACCOUNTING POLICIES

Business description

The financial statements presented are those of Intelligent Buying, Inc. (the “Company”).  The Company was incorporated under the laws of the State of California on March 24, 2004 and is in the business of acquiring high-end computer and networking equipment from resellers and end-users and then reselling this equipment at discounted prices.

Uses of estimates in the preparation of financial statements

The preparation of financial statements in conformity with generally accepted accounting principles accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of net revenue and expenses during each reporting period.  Actual results could differ from those estimates.

Comprehensive income

Statement of Financial Accounting Standards No. 120, Reporting Comprehensive Income, establishes requirements for disclosure of comprehensive income (loss). During the periods ended March 31, 2006 and 2005 the Company did not have any components of comprehensive income (loss) to report.

Net loss per share

SFAS No. 129, Earnings per Share, requires dual presentation of basic and diluted earnings or loss per share (“EPS”) for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.  Basic EPS excludes dilution; diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

Basic loss per share is computed by dividing net loss applicable to common shareholders by the weighted average number of common shares outstanding during the period.  Diluted loss per share reflects the potential dilution that could occur if dilutive securities and other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company, unless the effect is to reduce a loss or increase earnings per share.  The fully diluted loss per share includes the impact of the potential conversion of all of the Company’s preferred stock to common shares.

Stock-based compensation

SFAS No. 123, Accounting for Stock-Based Compensation, defines a fair-value-based method of accounting for stock-based employee compensation plans and transactions in which an entity issues its equity instruments to acquire goods or services from non-employees, and encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value.  The Company, at times, issues shares of common stock in payment for services rendered to the Company.  The estimated fair value of the shares issued approximates the value of the services provided.

The Company accounts for employee stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”) and related interpretations.  Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company’s common stock at the date of the grant over the amount an employee must pay to acquire the stock.

During the periods ended March 31, 2006 and 2005, there were no stock options granted or outstanding.

Recently issued accounting pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, Share-Based Payment, which addresses the accounting for share-based payment transactions.  SFAS No. 123R eliminates the ability to account for share-based compensation transactions using APB No. 25, and generally requires instead, that such transactions be accounted and recognized in the statement of operations, based on their fair value.  SFAS No. 123R will be effective for public companies that file as small business issuers as of the first interim or annual reporting period that begins after December 15, 2005.  The Company has no outstanding stock options at March 31, 2006.  Therefore, the initial adoption of this standard is not expected to have an impact on the Company’s financial position and results of operations.

Inventories

Inventories, consisting of computer and networking equipment, are valued at the lower of cost (first-in, first-out basis) or market (replacement cost).

2. NOTES PAYABLE - OTHERS

At December 31, 2005, the aggregate amount outstanding on account of Notes Payable-Others was $41,000. On March 22, 2006, $38,000 face amount of said notes (including all interest accrued thereon) was exchanged for 253,333 of the Company’s common shares and the remaining $3,000 face value (including all interest accrued thereon) was exchanged for 20,000 of the Company’s common shares.

3. STOCKHOLDERS’ DEFICIENCY

Preferred stock

At March 31, 2006, the Company had 2,500,000 shares of its preferred stock issued and outstanding. These shares were issued on March 22, 2006 in exchange for the 20,000 shares of the Company’s common stock which were held by the Company’s founders. The Company had previously indicated in its SB-2 Registration Statement that it had issued 500,000 shares of its preferred stock to Lionheart Associates, LLC in consideration for certain financial advisory services. In fact, the Financial Services Agreement between the parties was never consummated and these shares have been cancelled. Each holder of preferred stock shall have two votes for each share of preferred stock, a liquidation preference and the shares of preferred stock are convertible at the option of the holder into two shares of the Company’s common stock at any time after issuance.

Common stock

At March 31, 2006, the Company had 889,533 shares of its common stock issued and outstanding. These shares comprised 273,333 shares issued on March 22, 2006 in exchange for certain Notes Payable (see Note 2, above), 500,000 shares issued on March 22, 2006 in consideration for certain financial advisory services and 116,200 shares issued on March 31, 2006 in connection with a private placement of common shares. Also, on March 22, 2006, the founders of the Company exchanged 20,000 common shares held by them for an aggregate of 2,500,000 of the Company’s preferred shares. Dividends may be paid on outstanding shares of common stock as declared by the Board of Directors.  Each share of common stock is entitled to one vote.

Item 2. Management's Discussion and Analysis Or Plan Of Operation

The Company has been engaged since 2004 in the business of asset management and sales of high-end computerized networking equipment to emerging high technology companies.  The focus of the Company’s business is to facilitate the liquidation of high-end networking equipment and information technology assets by businesses which are ceasing operations and to resell these assets to evolving technology companies at a fraction of the original cost.  The Company’s products range from laptop computers to million-dollar servers.  In this respect, the Company provides a valuable service to both the financial stakeholders of the selling businesses and the purchasers.

The Company is subject to the risks and uncertainties frequently encountered by companies in the highly competitive market for information technology equipment as well as the uncertainty generally associated with the online auction market. These risks include the decline in demand for the Company’s inventory, unavailability of products at prices which will support the Company’s business plan, if at all, pricing compression in the market for new information technology equipment among major manufacturers, inability to provide appropriate service for products sold, lack of funds to purchase new inventory and inability to turn accounts receivable in a timely manner and the inability to maintain and increase the levels of traffic on our online services, among others.

Plan of Operations

a.       General

The extent of our operations over the next twelve (12) months will be determined by our ability to access and purchase new inventory on terms which are attractive in the market and consistent with our business plan.  As we expand our business, this will require a continuing access to additional capital, and there is no guarantee that we will be able to access such capital on terms acceptable to the Company, if at all.  While we cannot predict exactly what our level of activity will be over the next 12 months, past experience leads us to believe that available capital resources will not be adequate to fund working capital requirements for the 12 month period which commenced January 1, 2006.

We will attempt to not incur any cash obligations that we cannot satisfy with known resources, which are currently very limited.

The Company does not believe that period-to-period comparisons of its operating results are necessarily meaningful nor should they be relied upon as reliable indicators of future performance, thus making it difficult to accurately forecast quarterly and annual revenues and results of operations. In addition, our operating results are likely to fluctuate significantly from quarter to quarter, and year-to-year, as a result of several factors, many of which are outside our control, and any of which could materially harm our business. These factors include:

•	fluctuations in the demand for high-end information technology equipment such as networking equipment and routers;

•	the unpredictability of our success in any new revenue and cost reduction initiatives;

•	inability to acquire new inventory on terms which will result in acceptable profit margins on sale;

•	obsolescence of our inventory;

•	changes in the level of traffic on our website; and

•	fluctuations in marketing expenses and technology infrastructure costs.

Our revenues for the foreseeable future will remain primarily dependent on our ability to acquire inventory on a continuing basis and the demand for such information technology equipment in the marketplace and user traffic levels on our website. As aforesaid, future revenues are difficult to forecast. The Company may be unable to adjust spending quickly enough to offset any unexpected increase in demand for the product lines of the Company or a reduction in revenues in a particular quarter or year, which may materially adversely affect our business, financial condition and results of operations.

b.       Expansion Plans

Our initial activities were largely focused on the Silicon Valley market. Since Silicon Valley is the most important information technology market in the United States, we expect that this will be our principal market for the foreseeable future.   Recently, we have enlarged the scope of such activities to the U.S. east coast and we plan to open an office in New York in the reasonably foreseeable future.  Thereafter, and assuming that domestic operations are meeting our business plans, we intend to expand internationally, with particular focus on Asia and the ASEAN/India markets.  This expansion will obviously be subject to our ability to access additional capital and establish contacts and recruit qualified personnel in the new markets.  The raising of such additional capital could be on a basis which is dilutive to our then-existing shareholder base.

c. Current and Anticipated Expenses

The Company has embarked upon an effort to become a public company and by doing so, has incurred and will continue to incur additional significant expenses for both legal, accounting and related services. Once the Company becomes a public entity, subject to the reporting requirements of the Securities Exchange Act of 1934, there will be ongoing expenses associated with the ongoing professional fees for accounting, legal and a host of other expenses for annual reports and proxy statements as well as costs to be incurred for (i) increased marketing and advertising to support any growth in sales for the Company; (ii) potential to hire additional personnel to manage and expand the Company's operations. Current monthly expenses to run the Company, prior to our choosing to become a public company averaged $20,016.  Since we have undertaken the process of audits and the filing of a registration statement, our average monthly expenses have increased to approximately $23,944 per month. Moving forward, and dependent upon the execution of our business plan, we anticipate that our monthly expenses can increase to $69,000-$85,000 per month within the next twelve months.

d. Officers’ Compensation and Loans

Neither Mr. Malobrodsky nor Mr. Gorodyansky has not received or accrued any compensation to date and has no written contract or any commitment to receive annual compensation. Messrs. Malobrodsky and Gorodyansky have agreed to forego any salary until such time as the Company has sufficient revenues therefore and/or receives sufficient outside financing.

During fiscal year 2004, Sophia Malobrodsky made a non-interest-bearing loan advance to the Company, payable on demand, in the amount of $38,000.  On March 22, 2006, the outstanding balance of $38,000 was exchanged for 253,333 shares of the Company’s common stock ($0.15 per share).

During fiscal year 2005, Ilya Perlov made a non-interest-bearing loan advance to the Company, payable on demand, in the amount of $3,000.  On March 22, 2006, the outstanding balance of $3,000 was exchanged for 20,000 shares of the Company’s common stock ($0.15 per share).

While we cannot predict exactly what our level of activity will be over the next 12 months, past experience leads us to believe that available capital resources will not be adequate to fund working capital requirements for the 12 month period which commenced January 1, 2006.  We will therefore need to access additional capital through the issuance of additional equity and debt securities and other forms of outside funding, including additional loans from officers, directors and shareholders of the Company.  There is no assurance can be accomplished to the necessary extent, if at all. (See "Liquidity").

Liquidity

As of March 31, 2006 we had $72,513.08 in cash and cash equivalents and $5,745.00 in accounts receivable and a net working capital of $33,197.69.

We anticipate that our available capital resources may not be adequate to fund our working capital requirements based upon our present level of operations for the 12-month period subsequent to January 1, 2006. A shortage of capital would affect our ability to fund our working capital requirements. If we require additional capital, funds may not be available on acceptable terms, if at all. In addition, if we raise additional capital through the sale of equity or convertible debt securities, the issuance of these securities could dilute existing shareholders. If funds are not available, this could materially adversely affect our financial condition and results of operations.

Historically, we have depended on loans from our principal shareholders and their families and acquaintances to provide us with working capital as required. We do not have any credit facilities or other commitments for debt or equity financing. No assurance can be given that financing, when needed, will be available. To date, we have had discussions with potential sources of additional funding, however, the Company does not currently have any firm commitment with respect thereto.  None of our shareholders is obligated to make any loans or advances to us and there can be no assurance that any of our shareholders will continue making loans or advances to us in the future.

To meet commitments that are greater than 12 months in the future, we will have to operate our business in such a manner as produce positive cash flow and enhance our exposure in the market. There does not currently appear to be any other viable source of long-term financing except that management may consider various sources of debt and/or equity financing if same can be obtained on terms deemed reasonable to management.

Seasonality

Our business, revenues and operating results are not generally affected by any seasonality.

Inflation

Our business, revenues and operating results are not affected in any material way by inflation.

Recent Accounting Pronouncements

No new pronouncement issued by the Financial Accounting Standards Board, the American Institute of Certified Public Accountants or the Securities and Exchange Commission is expected to have a material impact on the Company's financial position or reported results of operations.

Impact of Certain Trends and Events

The Company’s business is subject to various trends in the information technology industry and general conditions in the world economy.  No individual trend or event would be expected to have a material impact on the Company’s operations, although a number of factors occurring simultaneously could, in the aggregate materially affect the Company’s ability to achieve its business plan. Among these trends would be a material compression in the pricing of new information technology equipment or a serious oversupply of such equipment on the worldwide market.  Significant changes in technology could render certain parts of the Company’s unsold inventory obsolete.  Finally, the Company’s inability to access capital could seriously inhibit its ability to compete in the market.

The Company owns no real estate and has three full-time employees.

Results of Operations for the Three Months ended March 31, 2006 compared to the Three Months Ended March 31, 2005

The Company had revenues from sales in the period ended March 31, 2006 of $53,038.77 compared to $106,372.24 for the three month ended March 31, 2005, a decrease of $53,333,47 or 50.1%. The decline in sales was primarily attributable to the Company’s lack of working capital to acquire new inventory. Selling, general and administrative expenses decreased 32% from $48,330.64 for the three months ended March 31, 2005 to $32,872.19 for the three-month period ended March 31, 2006. This decrease was primarily due to the sharing of certain expenses with a related company and a reduction in staff (including the elimination of approximately $23,000 in salary expense. The Company recorded a loss of $10,258 or $0.106 per share for the period ended March 31, 2006 compared to a loss of $16,346.48 or $0.81 per share for the period ended March 31, 2005. The reduction in loss was primarily attributable to the aforesaid reduction in selling, general and administrative expenses.

It is imperative that the Company raise sufficient capital to satisfy its cash requirements for the current fiscal year and beyond. There is no guarantee that the Company will be able to raise such funds or that any loans or other investments or advances will be available from its principal shareholders to satisfy all of its financial requirements. No principal or shareholder has made any commitment to continue to provide such financing. There can be no assurance that the Company will be able to raise any additional financing, or that financing opportunities, if any, which it may encounter will be on terms favorable to the Company. A failure to raise required funding could result in severe consequences to the Company, including among others:

1.
failure to make timely filings with the SEC as required by the Exchange Act, which may result in suspension of trading or quotation in our stock and could result in fines and penalties to us under the Exchange Act, or

2.	curtailing or eliminating our ability to operate or grow the Company’s primary business.

Off-Balance Sheet Arrangements.

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in its financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies

The Company prepared the consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Management periodically evaluates the estimates and judgments made. Management bases its estimates and judgments on historical experience and on various factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates as a result of different assumptions or conditions.

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management (consisting solely of our President) conducted an evaluation of our "disclosure controls and procedures" (as defined in the General Rules and Regulations under the Securities Exchange Act of 1934 at Rules 13a-15 and 15d-15) within the 90-day period prior to the filing of this Form 10-QSB. Disclosure controls and procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-QSB, is recorded, processed, summarized and reported within the time period specified by the Securities and Exchange Commission’s guidelines. Based on management's evaluation, it was concluded that as of March 31, 2006 and as of the date that the evaluation of our disclosure controls and procedures was completed, our disclosure controls and procedures are effective to ensure that all material information required to be filed in this Quarterly Report on Form 10-QSB has been made known to him in a timely fashion.

There have been no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal control over financial reporting identified in connection with the evaluation performed that occurred during the fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.  Changes in Securities and Small Business Issuer Purchases of Equity Securities.

During the three-month period ended March 31, 2006, the Company sold the following securities which were not registered under the Securities Act:

a) On March 31, 2006, the Company completed a limited offering of common shares pursuant to the exemption from registration detailed in Rule 506 promulgated under the Securities Act of 1933. Pursuant to this offering, the Company sold an aggregate of 116,200 shares of common stock to 35 purchasers at $0.75 per share which netted the Company proceeds of $87,150. The shares were not publicly offered and there was no underwriter. The Company did not pay any commissions nor were there any underwriting discounts. The securities were offered to those parties listed in Item 7—Selling Security Holders of the Company’s Form SB-2 Registration Statement filed with the Securities and Exchange Commission on April 17, 2006.

b) On March 22, 2006, $38,000 face amount of outstanding Notes Payable to Sophia Malobrodsky was exchanged for 253,333 of the Company’s common shares and 3,000 face value of outstanding Notes Payable to Ilya Perlov was exchanged for 20,000 of the Company’s common shares. The shares were issued pursuant to Section 4(2) of the Securities Act of 1933. The shares were not publicly offered and there was no underwriter. The Company did not pay any commissions nor were there any underwriting discounts.

c) On March 22, 2006, the Company issued 500,000 shares of common stock to Altitude Group, LLC pursuant to the terms of a Financial Services Agreement entered into by the Company on said date. A copy of the Financial Services Agreement is attached to the Company’s Form SB-2 Registration Statement filed with the Securities and Exchange Commission on April 17, 2006 as Exhibit 10.1. The shares were issued pursuant to Section 4(2) of the Securities Act of 1933. The shares were not publicly offered and there was no underwriter. The Company did not pay any commissions nor were there any underwriting discounts.

d) On March 22, 2006, the Company exchanged 1,250,000 shares of its preferred stock for the 10,000 shares of common stock held by each of the Company’s founders, Eugene Malobrodsky and David Gorodyansky. The shares were issued pursuant to Section 4(2) of the Securities Act of 1933. The shares were not publicly offered and there was no underwriter. The Company did not pay any commissions nor were there any underwriting discounts.

Item 5. Other Information:

The Company had previously indicated in its SB-2 Registration Statement that it had issued 500,000 shares of its preferred stock to Lionheart Associates, LLC in consideration for certain financial advisory services. In fact, the Financial Services Agreement between the parties was never consummated and these shares have been cancelled.

ITEM 6.  EXHIBITS

31.1*	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Statement furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

*Filed herein

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 16, 2006
Sunnyvale, California

INTELLIGENT BUYING, INC.
(Registrant)

/s/ Eugene Malobrodsky
-------------------------------------------------------------------------------
Eugene Malobrodsky, Director (Principal Executive Officer)