Form 10KSB
period 2007-12-31
Intelligent Buying, Inc.
filed 2008-04-14
CIK 1358633

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2007

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year from __________________ to __________________

Commission File No. 333-133327

INTELLIGENT BUYING, INC.

(Name of Small Business Issuer in Its Charter)

CALIFORNIA	20-0956471
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

260 Santa Ana Court Sunnyvale, CA 94085	(408) 505-2394
(Address of Principal Executive Office)	(Issuer Telephone No. Including Area Code)

Securities registered under Section 12(b) of the Exchange Act: NONE

Securities registered under Section 12(g) of the Exchange Act: Common stock, $.001 par value

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes☒ No☐

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes☐ No☒

The issuer’s revenues for its most recent fiscal year are $160,115.

The aggregate market value of the voting and non-voting common equity held by non-affiliates on December 31, 2007 cannot be stated because there is presently no market quotation for the shares..

The number of shares outstanding of the issuer's common stock as of April 1, 2007 is 889,533.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements and information relating to Intelligent Buying, Inc., that are based on the beliefs of our management as well as assumptions made by and information currently available to us. When used in this report, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan” and similar expressions, as they relate to us or our management, are intended to identify forward-looking statements. These statements reflect our current view concerning future events and are subject to risks, uncertainties and assumptions, including among many others: a general economic downturn; a downturn in the securities markets; federal or state laws or regulations having an adverse effect on blank check companies, Securities and Exchange Commission regulations which affect trading in the securities of "penny stocks," and other risks and uncertainties. Should any of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this report as anticipated, estimated or expected. Readers should realize that we have only very limited assets and that for us to succeed requires that we either originate a successful business (for which we lack the funds) or acquire a successful business. The realization of our business aims will depend in the near future principally on the successful completion of our acquisition of a business, as discussed below.

When used in this report, the terms “Intelligent Buying,” “Company,” “we,” “our,” and “us” refer to Intelligent Buying, Inc.

PART I

Item 1. DESCRIPTION OF BUSINESS.

Background

Intelligent Buying, Inc. was incorporated in the State of California on March 22, 2004.  On March 22, 2004, the Company issued 10,000 shares of the Company’s common stock (an aggregate of 20,000 shares) to its founders, Eugene Malobrodsky and David Gorodyansky for a cash consideration of $200.  On March 22, 2006, the Company issued 1,250,000 shares of its Preferred Stock to each of Eugene Malobrodsky and David Gorodyansky (2,500,000 Preferred Shares in the aggregate) in exchange for the 20,000 shares of the Company’s common stock which had been previously issued.  Both prior to the exchange and at the time of the exchange, Messrs. Malobrodsky and Gorodyansky owned 100% of the stock of the Company.  The decision to exchange their common shares for preferred shares was intended to enable them to maintain a particular percentage holding of the Company and enable them to maintain voting control over the Company.  The 2,500,000 issued and outstanding Preferred Shares are convertible into 5,000,000 shares of the Company’s common stock.

Our Business Generally

The Company has been engaged since 2004 in the business of asset management and sales of high-end computerized networking equipment to emerging high technology companies.  The focus of the Company’s business is to facilitate the liquidation of high-end networking equipment and information technology assets by businesses which are ceasing operations and to resell these assets to evolving technology companies at a fraction of the original cost. The Company sells products which include servers with multiple CPU’s, web servers, desktop and laptop computers, enterprise level switching equipment and routers.  In this respect, the Company provides a valuable service to both the financial stakeholders of the selling businesses and the purchasers.

The Company is located in the heart of Silicon Valley and is therefore well-networked with venture capital firms which are the principal funding mechanism for the information technology industry.  Venture funds comprise the Company’s most important contact with business opportunities.  The principal categories of equipment sold by the Company comprise high-end switching and routing equipment.  The manufacturers of equipment sold by the Company are generally also competitors for sales to the same buyers.  The Company also has a major focus on the evolving Voice Over Internet Protocol (“VOIP”) industry and seeks to become a major provider of switches, routers and related information technology for this industry.  To date, the principal focus of the Company has been Silicon Valley.  In the future, the Company intends to expand nationally, and ultimately, internationally.

Our Market

Management believes that there exists a large and growing demand for networking, switching, routers and related information technology equipment in the world market.  We believe that the significant growth in the use of VOIP equipment will continue and will comprise a major part of our business for the foreseeable future.  While Silicon Valley is and has been our principal market, we see substantial demand for our products and services on the U.S. east coast and internationally, particularly in Asia and the ASEAN/India markets.

Market Description

The market for our products and services is highly-fragmented and there is presently no well-organized market for used information technology equipment and the re-marketing of the same.  In this respect, at this time our market niche is essentially a “cottage industry” and our goal is to become the major player in the industry in the same manner as eBay has become the major player in the online auction industry.  Our initial principal focus has been to work with the venture capital community as a vehicle for the orderly disposition of information technology equipment owned by companies which are or have ceased operations and to identify equipment which is required by emerging companies which have a need for this equipment.  While we cannot quantify the gross size of this market, our experience is that this market niche is substantial and that it is largely underserved by entities with a specific focus on it.  As the demand for high-quality information technology equipment grows, we believe that the demand for late-model used equipment will grow concurrently, if not at a faster pace.  We believe that the demand may grow the fastest in markets outside the United States where there is a strong market acceptance for second-hand equipment and the general demand for such equipment has been growing at a faster pace than in the U.S. markets due to extensive outsourcing by American industry.

Competition

Our primary competition is the original manufacturers of the equipment we sell such as Cicso, Sun Microsystems and the like.  Notwithstanding, we believe that we can work in concert with the manufacturers as a clearing house for excess products outside of their normal marketing channels.  Our major competitive advantage is price, as our inventory is generally available to the public at prices which are substantially below the prices for new equipment.  Our inventory is also available for immediate delivery.  We do face competition from other online auction services such as eBay, Overstock.com and uBid.com.  While we believe that our services are superior to these competitors due to our specialized focus on the market, these entities have financial and other resources which are, and will for the foreseeable future be, significantly greater than ours.  We also face competition from many smaller entities and equipment retailers who have acted as brokers for the disposition of second-hand equipment.  Most of these entities deal primarily with local markets and have limited financial resources, which tend to restrict the size and scope of their operations. The Company does not rely upon a single large customer or a high concentration of a few customers. Rather, the Company serves and markets to the general public and relies upon a large number of individual customers to comprise its sales. While the Company does not have a strong reliance on any one or concentration of a few select customers, marketing to the consumer audience may create the need for advertising and marketing to the general public, which may require significant time and expense with no guaranteed return in sales or customers.

Risk Factors

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below before you purchase any of our common stock. If any of these risks or uncertainties actually occurs, our business, financial condition or results of operations could be materially adversely affected. In this event you could lose all or part of your investment.

You should be aware that there are various risks to an investment in our common stock, including those described below. You should carefully consider these risk factors, together with all of the other information included in this prospectus, before you decide to invest in shares of our common stock.

RISKS RELATING TO THE BUSINESS

WE HAVE BEEN SUBJECT TO A GOING CONCERN OPINION FROM OUR INDEPENDENT AUDITORS

Our independent auditors have added an explanatory paragraph to their audit issued in connection with the financial statements for the period ended December 31, 2007, relative to our ability to continue as a going concern.  We had negative working capital of $26,186 as of December 31, 2007, we had an accumulated deficit of $695,449 incurred through  December 31, 2007 and recorded a loss of $28,065 for the fiscal year ended December 31, 2007.  Because our auditors have issued a going concern opinion, there is substantial uncertainty we will continue operations in which case you could lose your investment.  Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an ongoing business for the next 12 months. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business. As such we may have to cease operations and investors could lose their entire investment.

WE HAVE NO PROFITABLE OPERATING HISTORY AND MAY NEVER ACHIEVE PROFITABILITY.

The Company commenced operations in 2004 and to date has operated on a relatively small scale.  Through December 31. 2007, the Company has an accumulated deficit of $695,449 notwithstanding the fact that the founders and principal officers of the Company have worked without salary and the Company has operated with minimal overhead. We are an early stage company and have a limited history of operations and have not generated meaningful revenues from operations since our inception. We are faced with all of the risks associated with a company in the early stages of development. Our business is subject to numerous risks associated with a relatively new, low-capitalized company engaged in our business sector. Such risks include, but are not limited to, competition from well-established and well-capitalized companies, technological obsolescence and unanticipated difficulties regarding the marketing and sale of our inventory. There can be no assurance that we will ever generate significant commercial sales or achieve profitability. Should this be the case, our common stock could become worthless and investors in our common stock or other securities could lose their entire investment.

DEPENDENCE UPON THE FOUNDERS, WITHOUT WHOSE SERVICES COMPANY BUSINESS OPERATIONS COULD CEASE

At this time, the sole officers and directors of the Company are the founders, Eugene Malobrodsky and David Gorodyansky, who are wholly responsible for the development and execution of our business.  The founders are under no contractual obligation to remain employed by us, although neither has any intent to leave. If either of the founders should choose to leave us for any reason before we have hired additional personnel our operations may fail. Even if we are able to find additional personnel, it is uncertain whether we could find qualified management who could develop our business along the lines described herein or would be willing to work for compensation the Company could afford.  Without such management, the Company could be forced to cease operations and investors in our common stock or other securities could lose their entire investment.

OUR FOUNDERS AND SOLE OFFICERS DEVOTE ONLY FIVE TO TEN HOURS PER WEEK EACH TO THE COMPANY’S BUSINESS AND ARE ENGAGED IN OTHER BUSINESS ACTIVITIES

At this time, the sole officers and directors of the Company, Eugene Malobrodsky and David Gorodyansky, devote only five to ten hours per week to the Company’s business and are engaged at the same time as officers of AnchorFree Wireless, Inc.  The limited time devoted to the Company’s business could adversely affect the Company’s business operations and prospects for the future.  Without full-time devoted management, the Company could be forced to cease operations and investors in our common stock or other securities could lose their entire investment.

THE COMPANY IS HIGHLY DEPENDENT UPON A RELATED COMPANY FOR A SIGNIFICANT PORTION OF ITS SALES

AnchorFree Wireless, Inc., a company controlled by the Company’s sole officers and directors, accounted for 80.0% of the Company’s sales for the year ended December 31, 2007.  These sales are integral to the viability of the Company, and without such sales, the Company could be forced to cease operations and investors in our common stock or other securities could lose their entire investment.

CONCENTRATED CONTROL RISKS; SHAREHOLDERS COULD BE UNABLE TO CONTROL OR INFLUENCE KEY CORPORATE ACTIONS OR EFFECT CHANGES IN THE COMPANY’S BOARD OF DIRECTORS OR MANAGEMENT

Our founders, Eugene Malobrodsky and David Gorodyansky, each own 1,250,000 shares of our preferred stock, which is convertible into an aggregate of 5,000,000 shares of common stock. Assuming conversion of all shares of preferred stock, Messrs. Malobrodsky and Gorodyansky would hold approximately 84.88% of the Company’s common stock.  Prior to such conversion, Messrs. Malobrodsky and Gorodyansky control shares representing approximately 84.88% of the voting control of the Company.  In addition, Messrs. Malobrodsky and Gorodyansky are the sole officers and directors of the Company. Messrs. Malobrodsky and Gorodyansky therefore have the power to make all major decisions regarding our affairs, including decisions regarding whether or not to issue stock and for what consideration, whether or not to sell all or substantially all of our assets and for what consideration and whether or not to authorize more stock for issuance or otherwise amend our charter or bylaws. They are in a position to elect all of our directors and to dictate all of our policies.  All of these actions could adversely affect the value of investors’ shares or investors in our common stock or other securities could lose their entire investment.

LACK OF EMPLOYMENT AGREEMENTS WITH KEY MANAGEMENT RISKING POTENTIAL OF THE LOSS OF THE COMPANY’S TOP MANAGEMENT

We do not currently have employment agreements with either of Messrs. Malobrodsky and Gorodyansky or key man insurance on the life of either of them. Our future success will depend in significant part on our ability to retain and hire key management personnel. Competition for such personnel is intense and there can be no assurance that we will be successful in attracting and retaining such personnel.  Without such management, the Company could be forced to cease operations and investors in our common stock or other securities could lose their entire investment.

LACK OF ADDITIONAL WORKING CAPITAL MAY CAUSE CURTAILMENT OF ANY EXPANSION PLANS WHILE RAISING OF CAPITAL THROUGH SALE OF EQUITYSECURITIES WOULD DILUTE EXISTING SHAREHOLDERS PERCENTAGE OF OWNERSHIP

The potential exists that our available capital resources may not be adequate to fund our working capital requirements based upon our present level of operations for the 12-month period subsequent to January 1, 2008. A shortage of capital would affect our ability to fund our working capital requirements. If we require additional capital, funds may not be available on acceptable terms, if at all. In addition, if we raise additional capital through the sale of equity or convertible debt securities, the issuance of these securities could dilute existing shareholders. If funds are not available, this could materially adversely affect our financial condition and results of operations.

WE DO NOT PRESENTLY HAVE A TRADITIONAL CREDIT FACILITY WITH A FINANCIAL INSTITUTION. THIS ABSENCE MAY ADVERSELY IMPACT OUR OPERATIONS.

We do not presently have a traditional credit facility with a financial institution. The absence of a traditional credit facility with a financial institution could adversely impact our operations. If adequate funds are not otherwise available, we may be required to delay, scale back or eliminate portions of our operations and product development efforts.  Without such credit facilities, the Company could be forced to cease operations and investors in our common stock or other securities could lose their entire investment.

OUR INABILITY TO SUCCESSFULLY ACHIEVE A CRITICAL MASS OF SALES COULD ADVERSELY AFFECT OUR FINANCIAL CONDITION.

No assurance can be given that we will be able to successfully achieve a critical mass of sales in order to cover our operating expenses and achieve sustainable profitability.  Without such critical mass of sales, the Company could be forced to cease operations and investors in our common stock or other securities could lose their entire investment.

MANY COMPANIES WITH GREATER RESOURCES AND OPERATING EXPERIENCE OFFER TECHNOLOGY SIMILAR TO THE PRODUCTS WE SELL. THESE COMPANIES COULD SUCCESSFULLY COMPETE WITH US ANDNEGATIVELY AFFECT OUR OPPORTUNITY TO ACHIEVE PROFITABILITY.

We operate in a competitive industry with many established and well-recognized competitors. In particular, Cisco Systems maintains a dominant position in the network switching industry and they compete directly with us with respect to the Cisco and other brand-name products we sell. We also compete with Extreme Networks, Juniper Networks, F5 Networks, Nortel Networks, Enterasys Networks, 3Com, Huawei Technologies, Force 10 Networks, and Actel, among others. Most of our competitors (including all of the competitors referenced above) have substantially greater market leverage, distribution networks, and vendor relationships, longer operating histories and industry experience, greater financial, technical, sales, marketing and other resources, more name recognition and larger installed customer bases than we do and potentially may react strongly to our marketing efforts. In addition, many competitors exist who, because of their substantial resources, distribution relationships and customer base, could temporarily drop prices to be more competitive with our Company. Other competitive responses might include, without limitation, intense and aggressive price competition and offers of employment to our key marketing or management personnel. There can be no assurance that we will be successful in the face of increasing competition from existing or new competitors, or that competition will not have a material adverse effect on our business, financial condition and results of operations.  If we are not successful in competing with our competitors, the Company could be forced to cease operations and investors in our common stock or other securities could lose their entire investment.

OUR SALES AND MARKETING EFFORTS HAVE YIELDED LIMITED REVENUES AND THERE CAN BE NO ASSURANCE THAT OUR FUTURE SALES AND MARKETING EFFORTS WILL LEAD TO SALES OF OUR PRODUCTS.

Our sales and marketing efforts have yielded limited revenues to date and we believe we will have to significantly expand our sales and marketing capabilities in order to establish sufficient awareness to launch broader sales of our products and support services. There can be no assurance that we will be able to expand our sales and marketing efforts to the extent we believe necessary or that any such efforts, if undertaken, will be successful in achieving substantial sales of our products or support services.  If we are unable to expand our sales and marketing efforts, the Company could be forced to cease operations and investors in our common stock or other securities could lose their entire investment.

THE INDUSTRY OF NETWORK SWITCH PRODUCTS IS SUBJECT TO RAPID TECHNOLOGICAL CHANGE. OUR INVENTORY OF PRODUCTS COULD BECOME OBSOLETE AT ANY TIME AND OUR LIMITED CAPITAL PROHIBITS US FROM DEVOTING A SIGNIFICANT AMOUNT OF RESOURCES TO REPLACEMENT OF SUCH INVENTORY.

Evolving technology, updated industry standards, and frequent new product and service introductions characterize the network switching market, which represents one of our principal markets. Our current inventory could become obsolete at any time. Competitors could develop new products similar to or better than those in our inventory, which would render our inventory obsolete or significantly impact the value of our inventory. In order to be competitive, we must continue to acquire new products that offer state of the art technology at lower price points than our competitors.  If we are unable to provide state-of-the-art products for sale, the Company could be forced to cease operations and investors in our common stock or other securities could lose their entire investment.

THE AVERAGE SELLING PRICES OF OUR PRODUCTS, AND OUR GROSS MARGINS RESULTING FROM THE SALE OF SUCH PRODUCTS, MAY DECLINE AS A RESULT OF COMPETITIVE PRESSURES, INDUSTRY TRENDS AND OTHER FACTORS.

The network industry has experienced an erosion of the average product selling prices due to a number of factors, particularly competitive and macroeconomic pressures and rapid technological advancements. Our competitors have and will likely continue to lower sales prices from time to time in order to gain market share or create more demand. We may have to reduce the sales prices of our products in response to such intense pricing competition, which could cause our gross margins to decline and may adversely affect our business, operating results or financial condition.  If we cannot maintain adequate profit margins on the sales of our products, the Company could be forced to cease operations and investors in our common stock or other securities could lose their entire investment.

OUR SUCCESS IS SUBSTANTIALLY DEPENDENT ON GENERAL ECONOMIC CONDITIONS AND BUSINESS TRENDS, PARTICULARLY IN THE INFORMATION TECHNOLOGY INDUSTRY, A DOWNTURN OF WHICH COULD ADVERSELY AFFECT OUR OPERATIONS.

The success of our operations depends to a significant extent upon a number of factors relating to business spending. These factors include economic conditions such as employment rates and labor supply, general business conditions, cost of goods and materials, inflation, interest rates and taxation. Our business is affected by the general condition and economic stability of our customers as well as our vendors, suppliers and partners and their continued willingness to work with us in the future. Our business is particularly sensitive to information technology ("IT") spending patterns and preferences. There can be no assurance that IT spending will not be adversely affected by general business trends and economic conditions, thereby impacting our growth, net sales and profitability.  An overall decline in the demand for information technology spending could cause a reduction in our sales and the Company could be forced to cease operations and investors in our common stock or other securities could lose their entire investment.

OUR FAILURE TO MANAGE GROWTH EFFECTIVELY COULD IMPAIR OUR SUCCESS.

In order for us to expand successfully, management will be required to anticipate the changing demands of a growth in operations, should such growth occur, and to adapt systems and procedures accordingly. There can be no assurance that we will anticipate all of the changing demands that a potential expansion in operations might impose. If we were to experience rapid growth, we might be required to hire and train a large number of sales and support personnel, and there can be no assurance that the training and supervision of a large number of new employees would not adversely affect the high standards that we seek to maintain. Our future will depend, in part, on our ability to integrate new individuals and capabilities into our operations, should such operations expand in the future, and there can be no assurance that we will be able to achieve such integration. We will also need to continually evaluate the adequacy of our management information systems, including our web site. Failure to upgrade our information systems or unexpected difficulties encountered with these systems during an expansion in our operations (should such an expansion occur) could adversely affect our business, financial condition and results of operations.

CHANGES IN GENERALLY ACCEPTED ACCOUNTING PRINCIPLES COULD HAVE AN ADVERSE EFFECT ON OUR BUSINESS, FINANCIAL CONDITION, CASH FLOWS, REVENUE AND RESULTS OF OPERATIONS.

We are subject to changes in and interpretations of financial accounting matters that govern the measurement of our performance. Based on our reading and interpretations of relevant guidance, principles or concepts issued by, among other authorities, the American Institute of Certified Public Accountants, the Financial Accounting Standards Board, and the United States Securities and Exchange Commission, our management believes that our current contract terms and business arrangements have been properly reported. However, there continue to be issued interpretations and guidance for applying the relevant standards to a wide range of contract terms and business arrangements that are prevalent in the industries in which we operate. Future interpretations or changes by the regulators of existing accounting standards or changes in our business practices could result in future changes in our revenue recognition and/or other accounting policies and practices that could have a material adverse effect on our business, financial condition, cash flows, revenue and results of operations.

RISKS RELATED TO THIS OWNERSHIP OF OUR SHARES

THERE IS CURRENTLY NO MARKET FOR OUR SECURITIES AND THERE CAN BE NOASSURANCE THAT ANY MARKET WILL EVER DEVELOP OR THAT OUR COMMON STOCK WILL BE LISTED FOR TRADING

As of the date hereof, there has not been any established trading market for our common stock and there is currently no market for our securities. We intend to seek to have a market maker file an application with the NASD on our behalf to list the shares of our common stock on the NASD OTC Bulletin Board ("OTCBB") or similar quotation service when we have a sufficient number of shareholders, if ever. There can be no assurance as to whether such market makers application will be accepted or, if accepted, the prices at which our common stock will trade if a trading market develops, of which there can be no assurance. We are not permitted to file such application on our own behalf. Until our common stock is fully distributed and an orderly market develops, (if ever) in our common stock, the price at which it trades is likely to fluctuate significantly. Prices for our common stock will be determined in the marketplace and may be influenced by many factors, including the depth and liquidity of the market for shares of our common stock, developments affecting our business, including the impact of the factors referred to elsewhere in these Risk Factors, investor perception of the Company and general economic and market conditions. No assurances can be given that an orderly or liquid market will ever develop for the shares of our Common stock. Owing to the anticipated low price of the securities, many brokerage firms may not be willing to effect transactions in the securities. See "Broker-dealers may be discouraged from effecting transactions in our common stock because they are considered a penny stock and are subject to the penny stock rules.”

NO ESTABLISHED MARKET PRICE FOR THE SHARES

Currently, there is no established market for our stock.  As a result, the price previously paid for shares of the Company’s common stock may not be indicative of the price of our stock that will prevail in the trading market. You may be unable to sell your shares of common stock at or above your purchase price, which may result in substantial losses to you. Moreover, in the past, securities class action litigation has often been brought against a company following periods of volatility in the market price of its securities. We may in the future be the target of similar litigation. Securities litigation could result in substantial costs and divert management's attention and resources.

SHARES OF OUR COMMON STOCK ELIGIBLE, OR TO BECOME ELIGIBLE, FOR PUBLIC SALE COULD ADVERSELY AFFECT OUR STOCK PRICE AND MAKE IT DIFFICULT FOR US TO RAISE ADDITIONAL CAPITAL THROUGH SALES OF EQUITY SECURITIES.

We cannot predict the effect, if any, that market sales of shares of our common stock or the availability of shares of common stock for sale will have on the market price prevailing from time to time. As of this date, the major portion of our outstanding securities are restricted under the Securities Act of 1933, as amended.  We also have outstanding Series A Convertible Preferred Stock which will convert into approximately 5,000,000 shares of common stock. Sales of shares of our common stock in the public market, or the perception that sales could occur, could adversely affect the market price of our common stock. Any adverse effect on the market price of our common stock could make it difficult for us to raise additional capital through sales of equity securities at a time and at a price that we deem appropriate.

BROKER-DEALERS MAY BE DISCOURAGED FROM EFFECTING TRANSACTIONS IN OUR COMMON STOCK SHARES BECAUSE THEY MAY BE CONSIDERED A “PENNY STOCK” AND ARE SUBJECT TO THE APPLICABLE PENNY STOCK RULES

Rules 15g-1 through 15g-9 promulgated under the Exchange Act impose sales practice and disclosure requirements on certain brokers-dealers who engage in certain transactions involving a “penny stock.”  Subject to certain exceptions, a penny stock generally includes any non-NASDAQ equity security that has a market price of less than $5.00 per share. There is currently no established price quotation for our shares, however, we expect that initial quotations will not exceed $5.00 and there is the possibility that the quoted shares price may never exceed $5.00, and that our common stock will be deemed penny stock for the purposes of the Exchange Act.  The additional sales practice and disclosure requirements imposed upon brokers-dealers may discourage broker-dealers from effecting transactions in our common stock, which could severely limit the market liquidity of the stock and impede the sale of our stock in the secondary market.  Specifically, any broker-dealer selling penny stock to anyone other than an established customer or “accredited investor,” generally, an individual with net worth in excess of $1,000,000 or an annual income exceeding $200,000, or $300,000 together with his or her spouse, must make a special suitability determination for the purchaser and must receive the purchaser’s written consent to the transaction prior to sale, unless the broker-dealer or the transaction is otherwise exempt.  In addition, the penny stock regulations require the broker-dealer to deliver, prior to any transaction involving a penny stock, a disclosure schedule prepared by the United States Securities and Exchange Commission relating to the penny stock market, unless the broker-dealer or the transaction is otherwise exempt.  A broker-dealer is also required to disclose commissions payable to the broker-dealer and the registered representative and current quotations for the securities.  Finally, a broker-dealer is required to send monthly statements disclosing recent price information with respect to the penny stock held in a customer’s account and information with respect to the limited market in penny stocks.

WE HAVE NEVER PAID ANY DIVIDENDS AND DO NOT INTEND TO DO SO IN THE FUTURE

We have never paid a dividend to our shareholders, and we intend to retain our cash for the continued development of our business. We do not intend to pay cash dividends on our common stock in the foreseeable future.  As a result, your return on investment will be solely determined by your ability to sell your shares in a secondary market.

FOR ALL OF THE FOREGOING REASONS AND OTHERS SET FORTH HEREIN, AN INVESTMENT IN THE COMPANY'S SECURITIES IN ANY MARKET WHICH MAY DEVELOP IN THE FUTURE INVOLVES A HIGH DEGREE OF RISK.

Item 2. DESCRIPTION OF PROPERTY.

Our Company currently maintains its executive offices at 260 Santa Ana Court Sunnyvale, CA 94085. At this time, the Company occupies this space on the basis of an oral month-to-month lease at a rental of $1,500.00 per month.  The Company expects to enter into a more formal lease arrangement in the future.

Item 3. LEGAL PROCEEDINGS.

There are no legal proceedings which are pending or have been threatened against us or any officer, director or control person of which management is aware.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted during the fourth quarter of our fiscal year to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

Item 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASE OF EQUITY SECURITIES.

Market Price

There is no public market for our common stock and no public market may ever develop. While we will seek to obtain a market maker after the effective date of this prospectus to apply for the inclusion of our common stock in the OTCBB, we may not be successful in our efforts and owners of our common stock may not have a market in which to sell the same. Even if the common stock were quoted in a market, there may never be substantial activity in such market, if there is substantial activity, such activity may not be maintained, and no prediction can be made as to what prices may prevail in such market.

Holders

As of April 1, 2008, our common stock was held by approximately 37 stockholders of record. The issued and outstanding shares of the Company’s common stock were issued in accordance with the exemptions from registration afforded by Section 4(2) of the Securities Act of 1933 and Regulation D promulgated under the Securities Act.  389,533 shares of the Company’s common stock were registered under a registration statement on Form SB-2 which was declared effective by the U.S. Securities and Exchange Commission on January 15, 2008.

There is no Intelligent Buying common equity subject to outstanding options or warrants to purchase or securities convertible into common equity of the Company.

Dividends

The Company has not paid any dividends to date, and has no plans to do so in the immediate future.

Transfer Agent

The Transfer Agent for our common stock is Computershare Trust Company, 350 Indiana Street, Suite 800, Golden, CO 80401, telephone number 800-962-4284.

Recent Sales of Unregistered Securities

None.

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

SELECTED FINANCIAL DATA:

The following selected financial data should be read in conjunction with the financial statements and the notes thereto included elsewhere in this prospectus.

Balance Sheet Data:

	As of December 31, 2007	As of December 31, 2006

Assets	$8,124	$26,902
Liabilities	$33,723	$24,436
Preferred Stock 2,500,000 at 12/31/07 and 12/31/06	$2,500	$2,500
Common Stock 889,533 at 12/31/07 and 12/31/06	$889	$889
Additional Paid in Capital	$666,461	$666,461
Accumulated Deficit	$(695,449)	$(666,384)
Total Stockholders’ Equity (Deficit)	$25,599	$(2,466)

	Year Ended December 31, 2007	Year Ended December 31, 2006

Statement of Operations Data:

Net Sales:
Related Party	$128,188	$105,554
Other	$31,927	$43,922
Operating Expenses	$188,180	$758,152

Net Loss	$(28,065)	$(608,676)

Basic and Diluted Loss Per Share	$(0.03)	$(0.96)
Weighted Average Number of Shares Outstanding	889,533	682,387

Our Company is subject to the risks and uncertainties frequently encountered by companies in the highly competitive market for information technology equipment as well as the uncertainty generally associated with the online auction market. These risks include the decline in demand for the Company’s inventory, unavailability of products at prices which will support the Company’s business plan, if at all, pricing compression in the market for new information technology equipment among major manufacturers, inability to provide appropriate service for products sold, lack of funds to purchase new inventory and inability to turn accounts receivable in a timely manner and the inability to maintain and increase the levels of traffic on our online services, among others.

Plan of Operations

a.       General

The extent of our operations over the next twelve (12) months will be determined by our ability to access and purchase new inventory on terms which are attractive in the market and consistent with our business plan.  As we expand our business, this will require a continuing access to additional capital, and there is no guarantee that we will be able to access such capital on terms acceptable to the Company, if at all.  While we cannot predict exactly what our level of activity will be over the next 12 months, past experience leads us to believe that available capital resources will not be adequate to fund working capital requirements for the 12 month period which commences January 1, 2008.

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

b.       Expansion Plans

Our initial activities were largely focused on the Silicon Valley market. Since Silicon Valley is the most important information technology market in the United States, we expect that this will be our principal market for the foreseeable future.   We hope to expand the scope of such activities to the U.S. east coast and thereafter, assuming that domestic operations are meeting our business plans, we would hope to expand internationally, with particular focus on Asia and the ASEAN/India markets.  This expansion will obviously be subject to our ability to access additional capital and establish contacts and recruit qualified personnel in the new markets.  The raising of such additional capital could be on a basis which is dilutive to our then-existing shareholder base.

c.      Current and Anticipated Expenses

The Company has embarked upon an effort to become a public company and by doing so, has incurred and will continue to incur additional significant expenses for legal, accounting and related services. Once the Company becomes a public entity, subject to the reporting requirements of the Securities Exchange Act of 1934, there will be ongoing expenses associated with the ongoing professional fees for accounting, legal and a host of other expenses for annual reports and proxy statements as well as costs to be incurred for (i) increased marketing and advertising to support any growth in sales for the Company; (ii) potential to hire additional personnel to manage and expand the Company's operations. Current monthly expenses to run the Company average approximately $5,000.  This amount is less than prior years as the Company has had to adjust operations to available cash.  Expenses for fiscal year 2006 included a one-time, non-cash expense of $375,000 on account of the value of shares issued to Altitude Group, LLC and expenses aggregating $164,000 resulting from the exchange of certain notes for common shares.  When adjusted for these expenses, monthly expenses for fiscal year 2006 averaged approximately $5,806.  Future monthly expenses will be largely dependent on available cash.

d.      Officers’ Compensation and Loans

Neither Mr. Malobrodsky nor Mr. Gorodyansky has received or accrued any compensation to date and has no written contract or any commitment to receive annual compensation. Messrs. Malobrodsky and Gorodyansky have agreed to forego any salary until such time as the Company has sufficient revenues therefore and/or receives sufficient outside financing.

In the past, our founders have advanced funds to the Company as required.  If, and when necessary, our founders may, at their sole option, advance funds to cover additional working capital as deemed necessary. These funds are not expected to exceed $100,000, will be evidenced by a non-interest bearing unsecured corporate note, and will be treated as loans to be repaid, if and when we have the financial resources to do so. The costs associated with this registration statement have been funded by the sales of the common stock which is the subject of this registration.  The Company anticipates that such funds will be more than sufficient to cover such costs.

During fiscal year 2004, Sophia Malobrodsky made a non-interest-bearing loan advance to the Company, payable on demand, in the amount of $38,000.  On January 2, 2006, the Company agreed to exchange the outstanding balance of $38,000 for 253,333 shares of the Company’s common stock ($0.15 per share).  While the Company was committed to issue these shares at January 2, 2006, these shares were not physically issued until March 22, 2006 because the Company needed to increase its authorized capital and engage a transfer agent in order to facilitate the physical issuance of the shares.

During fiscal year 2005, Ilya Perlov made a non-interest-bearing loan advance to the Company, payable on demand, in the amount of $3,000.  On January 2, 2006. the Company agreed to exchange the outstanding balance of $3,000 for 20,000 shares of the Company’s common stock ($0.15 per share).  While the Company was committed to issue these shares at January 2, 2006, these shares were not physically issued until March 22, 2006 because the Company needed to increase its authorized capital and engage a transfer agent in order to facilitate the physical issuance of the shares.

On January 2, 2006, Ms. Malobrodsky and Mr. Perlov made demand for repayment of these obligations.  At the time, the Company did not have the funds available for such repayment and the obligations were deemed to be in default.  At that time, the Company had not completed its private placement and there was no guarantee that it would be completed on a timely basis, if at all.  As a result, Ms. Malobrodsky agreed to exchange the outstanding balance of the outstanding loan advance ($38,000) owed by the Company to her for 253,333 shares of common stock and Mr. Perlov agreed to exchange the outstanding balance of the outstanding loan advance ($3,000) owed by the Company to him for 20,000 shares of common stock, both at an exchange rate of one share for each $0.15 of debt.  The $0.15 per share conversion price was negotiated at that time on an arms-length basis between Ms. Malobrodsky, Mr. Perlov and the Company which took into account a number of factors, including but not limited to (a) the conversion of obligations which had priority over common equity to a common equity position which is pari-passu with all other equity holders; (b) the illiquidity of the Company at the time (as of December 31, 2005, the Company only had $2,197 cash); (c) the Company believed that the obligations to Ms. Malobrodsky and Mr. Perlov needed to be eliminated in order to complete any private placement of common equity and (d) the Company knew that the prospective investors in the private placement would not permit any of the proceeds of such offering to be utilized for payments to the noteholders.  While the Company was committed to issue these shares at January 2, 2006, these shares were not physically issued until March 22, 2006 because the Company needed to increase its authorized capital and engage a transfer agent in order to facilitate the physical issuance of the shares.  The shares issued to Ms. Malobrodsky and Mr. Perlov were valued at $.75 per share and the accounting treatment of the exchange was to debit Notes Payable and credit Common Stock par value and Additional Paid-In Capital.

While we cannot predict exactly what our level of activity will be over the next 12 months, past experience leads us to believe that available capital resources will not be adequate to fund working capital requirements for the 12 month period which commenced January 1, 2008.  We will therefore need to access additional capital through the issuance of additional equity and debt securities and other forms of outside funding, including additional loans from officers, directors and shareholders of the Company.  There is no assurance can be accomplished to the necessary extent, if at all. (See "Liquidity").

Liquidity

As of December 31, 2007, we had $2,748 in cash and $3,821 in accounts receivable and a negative net working capital of $26,186.

From its inception, the Company’s basic business model has been to serve the venture capital community and the information technology firms they fund for both the acquisition of information technology equipment at prices below the factory sale pricing and the disposition/liquidation of such equipment for purposes of recovery of capital investment.  The two aspects of this strategy have been (i) to purchase, at liquidation pricing, computer equipment owned by information technology firms which are either ceasing or reducing operations or are merging with other entities with a resulting duplication of equipment and (ii) to facilitate early stage information technology firms acquisition of computer equipment at prices which are less than the cost of new equipment.  Venture Capital Funds have been the Company’s target market as they are the principal source of funding for companies which would be most likely to utilize the Company’s services.  The key elements of the Company’s strategy are (i) identification of opportunities to acquire equipment, generally in connection with a liquidation of the assets of an information technology company; (ii) acquisition of equipment which has resale value at prices which will facilitate a margin of 40-50% on resale; (iii) access to capital to acquire equipment assets for resale; (iv) resale of the equipment through various channels in a manner which will facilitate a rapid turn-around of funding; (v) to reduce general and administrative expenses to not more than 15-20% of sales revenues and (vi) maintaining lines of communication with entities who would make decisions relating to equipment purchases and divestitures.  While all of the risk factors described in this registration statement apply, the Company believes that its most significant challenge to achievement of viable, long term profitability is access to capital.  The Company is essentially a cash business.  The Company can acquire equipment at the most favorable basis where it can pay cash at the point of purchase.  The Company believes that access to additional capital will enable it to purchase equipment on the most favorable basis and enable the Company to achieve margins within targeted ranges.  The Company’s operating expenses are reasonably predictable as literally all of its sales are on a cash basis through online or other auction-type channels.  Further, the Company’s operating expenses do not tend to vary in relationship to sales volume.  Therefore, the Company believes that as sales volume increases, so should its margin of profit.  Given its current cash position, the Company believes it is questionable whether it can manage expenditures to generate sufficient cash to support its operations for the next twelve months.  In this regard, the Company’s net loss for the twelve-month period ended December 31, 2007 was $28,065, while we had a negative net working capital at said date of $26,186.  For the twelve months ended December 31, 2007, the Company used $22,508 cash and had cash in the amount of $2,650 provided by financing activities.  The major strategic challenge facing the Company is therefore the funding of growth—most particularly, the ability to acquire more inventory for re-sale.  The Company believes that for the foreseeable future, the availability of equipment for purchase in its target markets will significantly exceed its financial resources and that the market for used information technology equipment, both in the U.S. and abroad, will continue to be strong and may even be growing.  While the Company believes that it may be able to access asset-based working capital lending, this would be limited in amount and would only support current liquidity and would not be a viable source of funding for longer term growth.  The Company believes that such funding can only achieved through sale of additional equity.  A critical element of success in raising such funding is the liquidity of the Company’s common stock.  The need for such liquidity is one of the principal reasons why the Company is seeking to become a reporting company and have its shares publicly-traded.  While there are no guarantees that it can be achieved, the Company believes that such funding can be accessed in amounts which will enable the Company to achieve growth in its sales and the achievement of long term profitability.

The potential exists that our available capital resources may not be adequate to fund our working capital requirements based upon our present level of operations for the 12-month period subsequent to January 1, 2008. A shortage of capital would affect our ability to fund our working capital requirements. If we require additional capital, funds may not be available on acceptable terms, if at all. In addition, if we raise additional capital through the sale of equity or convertible debt securities, the issuance of these securities could dilute existing shareholders. If funds are not available, this could materially adversely affect our financial condition and results of operations.

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

Going Concern.  Our independent auditors have added an explanatory paragraph to their audit issued in connection with the financial statements for the period ended December 31, 2007, relative to our ability to continue as a going  concern.  The Company has suffered net losses and as of December 31, 2007, its total liabilities exceeded its total assets by $22,599.  We had negative working capital of $26,186 as of December 31, 2007, we had an accumulated deficit of $695,449 incurred  through  such date and recorded a loss of $28,065 for the fiscal year ended December

31, 2007.  Because our auditors have issued a going concern opinion, there is substantial uncertainty we will continue operations in which case you could lose your investment.  Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an ongoing business for the next 12 months. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business.

During the year ended December 31, 2007, the Company had one customer who accounted for more than 10% of the Company’s total sales for such period.  Specifically, the Company had $128,188 of sales to AnchorFree Wireless, Inc. which accounted for 80.0% of total sales for the period.  AnchorFree Wireless, Inc. is a company controlled by the Eugene Malobrodsky and David Gorodyansky, officers and directors of the Company.  We had no written agreements with any major customers during 2007.

Results of Operations for Comparative Years Ended December 31, 2006 and December 31, 2005

The following table summarizes the results of operations during the twelve-month periods ended December 31, 2007 and December 31, 2006:

Line Item	12/31/07 (audited)	12/31/06 (audited)	Increase (Decrease)	Percentage Increase (Decrease)

Sales	$160,115	$149,476	$10,639	7.1%
Net loss	(28,065)	(608,676)	580,611	95.4%
Operating Expenses	188,180	758,152	455,018	150.1%
Earnings (loss) per share of common stock	(0.03)	(0.32)	0.29	90.6%

Comparisons between Cost of Sales Selling, Administrative and General Expenses for the twelve-month period ended December 31, 2007 and for the twelve-month period ended December 31, 2006 are as follows:

	12 Mos. Ended 12/31/2007	12 Mos. Ended 12/31/2006

Cost of Sales	$126,839	$103,690
Ratio of Cost of Sales to Sales	79.2%	69.4%
Selling, General and Administrative Expenses	$61,341	$654,454

We had a net loss of $28,065 for the twelve months ended December 31, 2007 as compared with a net loss of $608,676 for the twelve months ended December 31, 2006.  This decreased loss was largely due to costs incurred in connection with the Company’s seeking to become a publicly reporting company, costs incurred in connection with its offering of shares, its agreement with Altitude Group, LLC and the conversion of certain notes to common shares (aggregating approximately $539,000) which were incurred in the year ended December 31, 2006.  When this non-cash cost of $539,000 is deducted, selling, general and administrative expenses actually saw a decrease of approximately $54,113 compared to the prior year, which is principally due to reduced overhead.  At the same time, the ratio of cost of sales to sales increased from 69.4% to 79.2%.  Overall, operating expenses amounted to $188,180 for the twelve ended December 31, 2007 and $758,152 for the twelve ended December 31, 2006.

Our cost of sales for the year ended December 31, 2007 was $126,839 compared to the cost of sales for the prior year of $103,690.

The Company’s sales in any given period is significantly affected by the working capital the Company has available for the purchase of inventory.  The Company is known in Silicon Valley, California, as a liquidator of used computer equipment.  The principal source of the Company’s business leads are Venture Capital firms who have invested in information technology companies which have either ceased or reduced operations or have gone through a business combination which results in the surviving company having duplicative equipment.  The Company also generally monitors the information technology industry to identify target companies who might be in the market to liquidate to sell equipment.  The principal limitation on the Company’s ability to purchase equipment is the availability and access to funds to complete the purchase of inventory.  The Company’s sales are at least partially dependent on its ability to acquire inventory.  Simply put, without inventory, the Company has nothing to sell.  While the Company can technically act as a “middle-man” between the entity divesting equipment and the re-sale market without directly purchasing the equipment, it has found that it cannot achieve the margins on sales by so doing that it achieves by purchasing the equipment outright and acting as a principal on the re-sale as opposed to an agent.  During the year ended December 31, 2007 the Company had approximately four company customers and various individual on-line purchasers. One of these customers accounted individually for more than 10% of total sales.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 7.  FINANCIAL STATEMENTS

See pages F-1 et. seq.

ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We have adopted and maintain disclosure controls and procedures (as such term is defined in Rules 13a-15 (e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")_) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods required under the SEC's rules and forms and that the information is gathered and communicated to our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), as appropriate, to allow for timely decisions regarding required disclosure.

As required by SEC Rule 15d-15(b) we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act 15d-14 as of the end of the year covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us that is required to be included in our periodic SEC reports and to ensure that information required to be disclosed in our periodic SEC reports is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure as a result of any deficiency detected in our internal control over financial reporting.

Management's Annual Report on Internal Control Over Financial Reporting.

Our Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company in accordance with and as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

i.

 require the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

ii.

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the Company are being made in accordance with authorizations of management and directors of the Company;

iii.

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management's assessment of the effectiveness of the Company’s internal control over financial reporting as of the year ended December 31, 2007 is effective. We have not identified any, current material weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting.

There was no change in our internal control over financial reporting that occurred during the last fiscal year ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 8B. OTHER INFORMATION.

On January 15, 2008, the U.S. Securities and Exchange Commission declared effective the Company’s registration statement on Form SB-2 with respect to 389,533 shares of the Company’s common stock.

PART III

Item 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Directors, Executive Officers and Significant Employees

The following table sets forth information with respect to our directors and executive officers.  Other than these persons, there are no significant employees.

Name	Age	Position

Eugene Malobrodsky	26	Chief Executive Officer, Secretary and Director
David Gorodyansky	26	President, Chief Operating Officer and Chief Financial Officer and Director

David Gorodyansky.   Founded Intelligent Buying, Inc. in 2004.  From August 2001 through May 2002, he served as a Sr. Strategy Manager with Fulcrum Management.  In May 2002, he commenced the business which was the predecessor of Intelligent Buying, Inc. as a partnership with Eugene Malobrodsky.  This business became Intelligent Buying, Inc. in March 2004 and he has continued as Director and President of Intelligent Buying through the present date.  David is a member of the Society of Competitive Intelligence Professionals and an advisor on the Technology Expert Council to Gavin Newsom, the mayor of San Francisco.  He was also is the Co-Founder and currently serves as President of AnchorFree Wireless Inc., which operates Wi-Fi networks in San Francisco and Palo Alto, California.

Eugene Malobrodsky, Founded Intelligent Buying, Inc. in 2004 and was active in initially funding and growth of the company.  From September 2000 through August 2001, he served as Information Technology Director of Web Ever, Inc.  From September 2001 through June 2002, he served as Sales Manager for Unix Surplus.  In May 2002, he commenced the business which was the predecessor of Intelligent Buying, Inc. as a partnership with David Gorodyansky.  This business became Intelligent Buying, Inc. in March 2004 and he has continued as Director, Chief Executive Officer, Chief Financial Officer and Secretary of Intelligent Buying through the present date.  He is currently in charge of technical operations and strategy planning.  He also currently serves as a Senior Vive President of AnchorFree Wireless, Inc., which operates Wi-Fi networks in San Francisco and Palo Alto, California.

Messrs. Gorodyansky and Malobrodsky currently each devote approximately five to ten hours per week to the business of Intelligent Buying, Inc.

Family Relationships

There are no family relationships among our directors or officers.

Involvement in Certain Legal Proceedings

To the best of our knowledge, except as set forth herein, none of our directors, director nominees or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC. Except as described below, none of the directors, director designees or executive officers to our knowledge has been convicted in a criminal proceeding, excluding traffic violations or similar misdemeanors, or has been a party to any judicial or administrative proceeding during the past five years that resulted in a judgment, decree or final order enjoining the person from future violations of, or prohibiting activities subject to, federal or state securities laws, or a finding of any violation of federal or state securities laws, except for matters that were dismissed without sanction or settlement.

Code of Ethics

On March 1, 2006, our board of directors adopted a code of ethics that our principal financial officer, principal accounting officer or controller and any person who may perform similar functions is subject to.  Currently, Messrs. Malobrodsky and Gorodyansky are the only officers and directors of the company who are subject to the Code of Ethics.  If we retain additional officers in the future to act as our principal financial officer, principal accounting officer, controller or persons serving similar functions, they would become subject to the Code of Ethics. The Code of Ethics does not indicate the consequences of a breach of the code. If there is a breach, the board of directors would review the facts and circumstances surrounding the breach and take action that it deems appropriate, which action may include dismissal of the employee who breached the code. Currently, since Messrs. Malobrodsky and Gorodyansky serve as the sole directors and officers, they are responsible for reviewing his own conduct under the Code of Ethics and determining what action to take in the event of his own breach of the Code of Ethics.

Compliance with Section 16(a) of the Securities Exchange Act

Section 16(a) of the Exchange Act required our executive officers and directors, and person who beneficially own more than ten percent of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based on our review of the copies of such forms received by us, we believe that during the year ended December 31, 2007, David Gorodyansky, Eugene Malobrodsky, Sophia Malobrodsky and Altitude Group, LLC each failed to make the required filings under Section 16(a). These parties have indicated that they intend to make the required filings promptly after the filing of this Form 10-KSB.

Board Composition and Committees

Our Board of Directors is composed of 2 members, Mr. Malobrodsky and Mr. Gorodyansky. Directors are elected until their successors are duly elected and qualified.

We currently do not have standing audit, nominating or compensation committees. Currently, our entire Board of Directors is responsible for the functions that would otherwise be handled by these committees. We intend, however, to establish an audit committee, a nominating committee and a compensation committee of the Board of Directors. We envision that the audit committee will be primarily responsible for reviewing the services performed by our independent auditors, evaluating our accounting policies and our system of internal controls. The nominating committee would be responsible for nomination of new director candidates and will be responsible for implementing our corporate governance policies and procedures. The compensation committee will be primarily responsible for reviewing and approving our salary and benefits policies (including stock options) and other compensation of our executive officers.

Our Board of Directors has not made a determination as to whether any member of our board is an audit committee financial expert. Upon the establishment of an audit committee, the board will determine whether any of the directors qualify as an audit committee financial expert.

Item 10. EXECUTIVE COMPENSATION.

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to our Chief Executive Officer, for services during the last three fiscal years in all capacities to us, our subsidiaries and predecessors. No executive officer received compensation of $100,000 or more in any of the last three fiscal years.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation Earnings ($)	Non- qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Eugene Malobrodsky CEO, Secretary And Director	2006 2007	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0
David Gorodyansky President, COO, CFO and Director	2006 2007	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0

Outstanding Equity Awards at Fiscal Year End

None of our executive officers received any equity awards, including, options, restricted stock or other equity incentives, during the fiscal year ended December 31, 2007.

Additional Narrative Disclosures

All of our employees, including our executive officers, are employed at will and none of our employees has entered into an employment agreement with us. We do not have any bonus, deferred compensation or retirement plan.

Director Compensation

We have no standard arrangements in place to compensate our directors for their service as directors or as members of any committee of directors. In the future, if we retain non-employee directors, we may decide to compensate them for their service to us as directors and members of committees

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information regarding beneficial ownership of our common stock as of January 1, 2008 (i) by each person who is known by us to beneficially own more than five percent of our common stock; (ii) by each of our officers and directors; and (iii) by all of our officers and directors as a group:

Title of Class	Name & Address of Beneficial Owner	Office, If Any	Amount & Nature of Beneficial Ownership	Percent of Class
Common Stock $0.001 par value	Altitude Group, LLC (1) 2264 82nd Street Brooklyn, NY 11214	5% holder	500,000	56.21%
Common Stock $0.001 par value	Eugene Malobrodsky 260 Santa Ana Court Sunnyvale, CA 94085.	5% holder	253,333	28.48%
Common Stock $0.001 par value	Eugene Malobrodsky (2) 260 Santa Ana Court Sunnyvale, CA 94085.	CEO, Secretary And Director	-0-	0.00%
Common Stock $0.001 par value	David Gorodyansky (2) 260 Santa Ana Court Sunnyvale, CA 94085.	President, COO, CFO and Director	-0-	0.00%
Common Stock $0.001 par value	All officers and directors as a group (2 persons named above)		-0-	0.00%

(1)

Altitude Group, LLC is controlled by Michael Kreizman, M.D.

(2)

Messrs. Malobrodsky and Gorodyansky each hold 1,250,000 shares of the Company’s preferred stock which is convertible into an aggregate of 5,000,000 shares of  the Company’s common stock.

Beneficial Ownership is determined in accordance with Rule 13d-3 of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Each of the beneficial owners listed above has direct ownership of and sole voting power and investment power with respect to the shares of our common stock.  For each Beneficial Owner above, any options exercisable within 60 days have been included in the denominator.

Based on 889,533 shares of our Common Stock outstanding as of April 1, 2008.

Changes in Control

We do not currently have any arrangements which if consummated may result in a change of control of our Company.

ITEM 12. CERTAIN RELATIONSHIPS AND TRANSACTIONS AND DIRECTOR INDEPENDENCE

Certain Relationships and Transactions with Related Persons

Eugene Malobrodsky and David Gorodyansky, the sole officers and directors of the Company, are Senior Vice President and President, respectively, of AnchorFree Wireless, Inc., a related company.  For the year ended December 31, 2007 AnchorFree Wireless, Inc. accounted for 80.0% of the Company’s sales.  Sophia Malobrodsky, a shareholder of the company holding approximately 28.48% of the Company’s issued and outstanding common stock is the mother of Eugene Malobrodsky, the Company’s Chief Executive Officer.  Royce Diener, an owner of 4,000 shares of common stock of the Company is the father of the Company’s counsel, Robert L. B. Diener.

As of December 31, 2007, the Company owes $5,938 to AnchorFree Wireless, Inc., a company controlled by the principal shareholders and officers of the Company.  These amounts represent short-term advances in the ordinary course of business and fluctuate significantly.  This amount will be used to offset future purchases by AnchorFree Wireless, Inc.

CERTAIN TRANSACTIONS

1.  On March 22, 2004, the Company issued 10,000 shares of common stock to each of the Company’s founders, Eugene Malobrodsky and David Gorodyansky for a cash consideration of $200.  At the time, the founders became the sole shareholders of the Company.

2.  During fiscal year 2004, Sophia Malobrodsky made a non-interest-bearing loan advance to the Company, payable on demand, in the amount of $38,000.  On January 2, 2006. the Company agreed to exchange the outstanding balance of $38,000 for 253,333 shares of the Company’s common stock ($0.15 per share).  While the Company was committed to issue these shares at January 2, 2006, these shares were not physically issued until March 22, 2006 because the Company needed to increase its authorized capital and engage a transfer agent in order to facilitate the physical issuance of the shares.

During fiscal year 2005, Ilya Perlov made a non-interest-bearing loan advance to the Company, payable on demand, in the amount of $3,000.  Mr. Perlov is an employee of the Company.  On January 2, 2006. the Company agreed to exchange the outstanding balance of $3,000 for 20,000 shares of the Company’s common stock ($0.15 per share).  While the Company was committed to issue these shares at January 2, 2006, these shares were not physically issued until March 22, 2006 because the Company needed to increase its authorized capital and engage a transfer agent in order to facilitate the physical issuance of the shares.

On January 2, 2006, Ms. Malobrodsky and Mr. Perlov made demand for repayment of these obligations.  At the time, the Company did not have the funds available for such repayment and the obligations were deemed to be in default.  At that time, the Company had not completed its private placement and there was no guarantee that it would be completed on a timely basis, if at all.  As a result, Ms. Malobrodsky agreed to exchange the outstanding balance of the outstanding loan advance ($38,000) owed by the Company to her for 253,333 shares of common stock and Mr. Perlov agreed to exchange the outstanding balance of the outstanding loan advance ($3,000) owed by the Company to him for 20,000 shares of common stock, both at an exchange rate of one share for each $0.15 of debt.  The $0.15 per share conversion price was negotiated at that time on an arms-length basis between Ms. Malobrodsky, Mr. Perlov and the Company which took into account a number of factors, including but not limited to (a) the conversion of obligations which had priority over common equity to a common equity position which is pari-passu with all other equity holders; (b) the illiquidity of the Company at the time (as of December 31, 2005, the Company only had $2,197 cash); (c) the Company believed that the obligations to Ms. Malobrodsky and Mr. Perlov needed to be eliminated in order to complete any private placement of common equity and (d) the Company knew that the prospective investors in the private placement would not permit any of the proceeds of such offering to be utilized for payments to the noteholders.  While the Company was committed to issue these shares at January 2, 2006, these shares were not physically issued until March 22, 2006 because the Company needed to increase its authorized capital and engage a transfer agent in order to facilitate the physical issuance of the shares.  The shares issued to Ms. Malobrodsky and Mr. Perlov were valued at $.75 per share and the accounting treatment of the exchange was to debit Notes Payable and credit Common Stock par value and Additional Paid-In Capital.

3. On April 1, 2006, the company issued 500,000 shares of common stock to Altitude Group, LLC pursuant to the terms of a Financial Services Agreement entered into by the Company on said date.   The term of the Agreement is for a period commencing March 22, 2006 and ending on March 21, 2008 and may only be extended upon the mutual written agreement of the Parties. In consideration for Altitude providing the services set forth in the Agreement, the Company was obligated to issue to Altitude 500,000 shares of the Company’s Common Stock of the Company.  The

Company has valued the services provided and to be provided by Altitude as $375,000 which was recorded as an expense in the Company’s quarter ended June 30, 2006. This valuation was determined in accordance with FASB 123 - Accounting for Stock-based Compensation.

4. On March 22, 2006, the Company exchanged 1,250,000 shares of its preferred stock for the 10,000 shares of common stock held by each of the Company’s founders, Eugene Malobrodsky and David Gorodyansky.  The 20,000 common shares exchanged by the founders were originally purchased for $200 cash.

Director Independence

The Board of Directors is currently composed of 2 members, Mr. Malobrodsky and Mr. Gorodyansky. None of our directors are “independent” directors, as that term is defined under the Nasdaq listing standards.

Item 13. EXHIBITS.

The following exhibits are filed with this report. As to any shareholder of record requesting a copy of this report, we will furnish any exhibit indicated in the list below as filed with this report upon payment to us of our expenses in furnishing the information.

Exhibit No.	Description of Exhibit

31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed for each of the fiscal year ended December 31, 2007 and 2006 for professional services rendered by the principal accountant for the audit of the registrant’s annual financial statements and review of the financial statements included in the registrant’s Form 10-KSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were $27,715.00 and $14,005.00, respectively.

Audit Related Fees

The aggregate fees billed in the fiscal year ended December 31, 2007 and 2006 for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the registrant’s financial statements and are not reported under the paragraph captioned “Audit Fees” above are $0 and $0, respectively.

Tax Fees

The aggregate fees billed in the fiscal years ended December 31, 2007 and 2006 for professional services rendered by the principal accountant for tax compliance, tax advice and tax planning were $0 and $0, respectively.

All Other Fees

The aggregate fees billed in the fiscal years ended December 31, 2007 and 2006 for products and services provided by the principal accountant, other than the services reported above under other captions of this Item 14 are $0 and $0, respectively.

Pre-Approval Policies and Procedures

Our board of directors adopted resolutions in accordance with the Sarbanes-Oxley Act of 2002 requiring pre-approval of all auditing services and all audit related, tax or other services not prohibited under Section 10A(g) of the Securities Exchange Act of 1934, as amended to be performed for us by our independent auditors, subject to the de minimus exception described in Section 10A(i)(1)(B) of the Exchange Act. These resolutions authorized our independent auditor to perform audit services required in connection with the annual audit relating to the fiscal year ended December 31, 2007 and the quarterly reviews for the subsequent fiscal quarters of 2008 through the review for the quarter ended September 30, 2008 at which time additional pre-approvals for any additional services to be performed by our auditor would be sought from the Board. Our board of directors also appointed and authorized Eugene Malobrodsky to grant pre-approvals of other audit, audit-related, tax and other services requiring board approval to be performed for us by our independent auditor, provided that the designee, following any such pre-approvals, thereafter reports the pre-approvals of such services at the next following regular meeting of the Board.

SIGNATURES

In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report on Form 10-KSB to be signed on its behalf by the undersigned, thereto duly authorized individual.

Date: April 14, 2008
INTELLIGENT BUYING, INC.

	By:	/s/ Eugene Malobrodsky
Eugene Malobrodsky
Chief Executive Officer

INTELLIGENT BUYING, INC.

FINANCIAL STATEMENTS

INDEX

Page Number

INDEPENDENT AUDITORS’ REPORT	F-2

FINANCIAL STATEMENTS:

Balance Sheet at December 31, 2007	F-3

Statement of Operations for the Years Ended December 31, 2007 and 2006	F-4

Statement of Stockholders’ Deficiency for the Years Ended December 31, 2007 and 2006	F-5

Statement of Cash Flows for the Years Ended December 31, 2007 and 2006	F-6

Notes to Financial Statements for the Period Ended December 31, 2007	F-7 to F-11

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Intelligent Buying, Inc.

Santa Ana, California

We have audited the accompanying balance sheet of Intelligent Buying, Inc. as of December 31, 2007 and the related statements of operations and accumulated deficit, changes in stockholders’ equity (deficiency) and cash flows for the years ended December 31, 2007 and 2006. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Intelligent Buying, Inc. as of December 31, 2007 and the results of its operations and its cash flows for the years ended December 31, 2007 and 2006 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has suffered recurring net losses and as of December 31, 2007 its total assets exceeded its total liabilities by only $2,467.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Paritz & Co., P.A.

Hackensack, New Jersey

April 10, 2008

INTELLIGENT BUYING, INC.

BALANCE SHEET

DECEMBER 31, 2007

2007
CURRENT ASSETS
Cash	$ 2,748
Accounts receivable	3,821
Inventories	968
TOTAL CURRENT ASSETS	7,537

Property and equipment, net	587

$ 8,124

Accounts payable and accrued expenses	$ 27,275
Due to related party	5,938
Taxes payable	510
TOTAL CURRENT LIABILITIES	33,723

STOCKHOLDERS’ EQUITY (DEFICIENCY):
Preferred stock (Note 5), $.001 par value,
Authorized – 25,000,000 shares
Issued and outstanding – 2,500,000 shares	2,500
Common stock, $.001 par value,
Authorized – 50,000,000 shares
Issued and outstanding – 889,533 shares	889
Additional paid-in capital	666,461
Accumulated deficit	(695,449)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIENCY)	(25,599)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)	$ 40,558

The accompanying notes are an integral part of these financial statements.

INTELLIGENT BUYING, INC.

STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT

	YEAR ENDED DECEMBER 31
	2007	2006

SALES:
Related Party	$ 128,188	$ 105,554
Other	31,927	43,922
TOTAL SALES	$ 160,115	$ 149,476

COSTS AND EXPENSES:
Cost of sales	126,839	103,690
Selling, general and administrative	61,341	654,454
Interest	-	8
TOTAL COSTS AND EXPENSES	188,180	758,152

NET LOSS	(28,065)	(608,676)

ACCUMULATED DEFICIT- BEGINNING OF YEAR	(667,384)	(58,708)

ACCUMULATED DEFICIT- END OF YEAR	$ (695,449)	$ (667,384)

BASIC AND DILUTED NET LOSS PER
COMMON SHARE	$ (0.03)	$ (0.32)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	889,533	682,387

The accompanying notes are an integral part of these financial statements.

INTELLIGENT BUYING, INC.

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

-----Common Stock-----		-------Preferred Stock-------
Shares	$.001 Par Value	Shares	$.001 Par Value	Additional Paid-In Capital	Accumulated Deficit	Total

Balance – January 1, 2005	20,000	$ -	-	$ -	$200	$(34,677)	$(34,477)

Net loss	-	-	-	-	-	(24,031)	(24,031)

Balance – December 31, 2005	20,000	-	-	-	200	(58,708)	(58,508)

Issuance of common stock	889,533	889	-	-	666,261	-	218,651

Conversion of common stock to Preferred Stock	(20,000)	-	2,500,000	2,500	-	-	2,500

Net loss	-	-	-	-	-	(698,676)	(160,176)

Balance – December 31, 2006	889,533	$889	2,500,000	$2,500	$666,461	$(667,384)	$ 2,467

Net loss						(28,065)	(28,065)

Balance December 31, 2007	889,533	$889	2,500,000	$2,500	$666,461	$(695,449)	$(25,599)

The accompanying notes are an integral part of these financial statements.

INTELLIGENT BUYING, INC.

STATEMENTS OF CASH FLOWS

	YEAR ENDED DECEMBER 31,
	2007 2006

OPERATING ACTIVITIES:
Net loss	$ (28,065)	$ (608,676)
Adjustments to reconcile net income (loss) to net
cash provided by (used in) operating activities:
Depreciation and amortization	760	938
Stock-based compensation expense		539,000
Changes in operating assets and liabilities:
Accounts receivable	(3,820)	3,044
Inventory	1,981	15,160
Prepaid expenses and sundry current assets	-	10,000
Accounts payable and accrued expenses	6,126	(22,366)
Taxes payable	510	(1,777)
NET CASH USED IN OPERATING ACTIVITIES	(22,508)	(64,677)

INVESTING ACTIVITIES:
Acquisition of property and equipment	-	936
Disposition of property and equipment	-	3,976
(Increase) decrease in security deposits	-	1,885
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	-	4,923

FINANCING ACTIVITIES:
Repayments of (advances to) shareholder	-
Repayments from related party	2,650	(6,987)
Proceeds from notes payable – related parties	-	-
Issuance of common stock	-	87,150
Issuance of preferred stock	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	2,650	80,183

INCREASE IN CASH	(19,858)	20,409

CASH AND CASH EQUIVALENTS – BEGINNING OF YEAR	22,606	2,197
CASH AND CASH EQUIVALENTS – END OF YEAR	$ 2,748	$ 22,606
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$ -	$ 8
Income taxes	$ -	$ 1,600
SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES:
Conversion of note payable to common stock	$ -	$ 41,000

The accompanying notes are an integral part of these financial statements.

INTELLIGENT BUYING, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

1.

 SIGNIFICANT ACCOUNTING POLICIES

Business description

The financial statements presented are those of Intelligent Buying, Inc. (the “Company”).  The Company was incorporated under the laws of the State of California on March 22, 2004 and is in the business of acquiring high-end computer and networking equipment from resellers and end-users and then reselling this equipment at discounted prices.

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

Revenue Recognition

The Company recognizes revenue on a gross basis when it is realized or realizable and earned.  The Company considers revenue realized or realizable and earned when persuasive evidence of an arrangement exists, the product has been shipped or the services have been provided to the customer, the sales price is fixed or determinable and collectibility is reasonably assured.  The Company reduces revenue for estimated customer returns, rotations and sales rebates when such amounts are estimable.  When not estimable, The Company defers revenue until the product is sold to the end customer.  The Company does not provide support on products sold unless a separate agreement for installation and setup has been entered into.  The revenue from such an agreement would be reported separately as fee income if and when such services are performed, completed and accepted by the customer.

Comprehensive income

SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive income and its components in financial statements. SFAS No. 130 requires that all items required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement with the same prominence as other financial statements. Comprehensive income consists of net earnings, the net unrealized gains or losses on available-for-sale marketable securities, foreign currency translation adjustments, minimum pension liability adjustments and unrealized gains and losses on financial instruments qualifying for hedge accounting and is presented in the accompanying Consolidated Statement of Shareholders' Equity in accordance with SFAS No. 130.During the years ended December 31 2006 and 2005 the Company did not have any components of comprehensive income (loss) to report.

Net loss per share

SFAS No. 128, Earnings per Share, requires dual presentation of basic and diluted earnings or loss per share (“EPS”) for all entities with complex capital structures and requires a reconciliation of the numerator and

INTELLIGENT BUYING, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

1.  SIGNIFICANT ACCOUNTING POLICIES (CON’T)

denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.  Basic EPS excludes dilution; diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

Basic loss per share is computed by dividing net loss applicable to common shareholders by the weighted average number of common shares outstanding during the period.  Diluted loss per share reflects the potential dilution that could occur if dilutive securities and other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company, unless the effect is to reduce a loss or increase earnings per share.  The affect on the fully diluted loss per share from the potential conversion of preferred shares into common would be anti-dilutive and accordingly, is not shown as a component of diluted earnings per share.

Stock-based compensation

The Company has adopted SFAS 123 (R)  "Share-Based Payment", which addresses the accounting for share-based payment transactions. SFAS No. 123(R) eliminates the ability to account for share-based compensation transactions using APB 25, and generally requires instead that such transactions be accounted and recognized in the statement of operations based on their fair value. SFAS No. 123(R)  is  effective for public companies that file as small business issuers as of the first interim or annual reporting period that begins after December 15, 2005.  Depending upon the number of and terms for options that may be granted in future periods, the implementation of this standard could have a significant non-cash impact on results of operations in future periods

During the years ended December 31, 2007 and 2006, there were no stock options granted or outstanding.

Recently issued accounting pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, Share-Based Payment, which addresses the accounting for share-based payment transactions.  SFAS No. 123R eliminates the ability to account for share-based compensation transactions using APB No. 25, and generally requires instead, that such transactions be accounted and recognized in the statement of operations, based on their fair value.  SFAS No. 123R will be effective for public companies that file as small business issuers as of the first interim or annual reporting period that begins after December 15, 2005.  The Company has no outstanding stock options at December 31, 2006; therefore, the initial adoption of this standard is not expected to have an impact on the Company’s financial position and results of operations.

Inventories

Inventories, consisting of computer and networking equipment, are valued at the lower of cost (first-in, first-out basis) or market (replacement cost).

2.  PROPERTY AND EQUIPMENT

A summary of property and equipment and the estimated lives used in the computation of depreciation and amortization is as follows:

INTELLIGENT BUYING, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

2.  PROPERTY AND EQUIPMENT (CON’T)

	December 31
	2007	2006

Computer equipment	$2,285	$1,371
Less accumulated depreciation	938	784
	$1,347	$ 587

3.  NOTES PAYABLE – RELATED PARTY

At December 31, 2005, the aggregate amount outstanding on account of notes payable - others was $41,000.  On January 2, 2006, the Company committed to exchange  $38,000 face amount of said notes (including all interest accrued thereon) for 253,333 of the Company’s common shares and the remaining $3,000 face value (including all interest accrued thereon)  for 20,000 of the Company’s common shares. While the Company was committed to issue these shares immediately, the physical share certificates were not issued until March 22, 2006 because the Company did not have a transfer agent until that date.  The exchange was mutually agreed between the Company and the note holders.  At the time of this agreement, there was no established market value for the stock and the Company’s directors, in the exercise of their business judgment, believed that the conversion price represented the “fair value” of the stock.  The price also took into account the fact that the note holders were relinquishing their priority over the Company’s equity holders and thereafter would be pari-passu with holders of the Company’s common shares.

4.  INCOME TAXES

The Company recognizes deferred income tax liabilities and assets for the expected future tax consequences of events that have been recognized in the financial statements or tax returns.  Under this method, deferred tax liabilities and assets are determined based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

The Company incurred no income taxes for the years ended December 31, 2007 and 2006.  The expected income tax benefit for the years ended December 31, 2007 and 2006 is approximately $6,000 and $54,000, respectively.  The difference between the expected income tax benefit and non-recognition of an income tax benefit in each period is the result of a valuation allowance applied to deferred tax assets.

Net operating loss carryforwards of approximately $676,000 at December 31, 2007 are available to offset future taxable income, if any, and expire in 2026.  This results in a net deferred tax asset, assuming an effective tax rate of 34% of approximately $230,000 at December 31, 2007.  A valuation allowance in the same amount has been provided to reduce the deferred tax asset, as realization of the asset is not assured.

5.  STOCKHOLDERS’ EQUITY (DEFICIENCY)

Preferred stock

At December 31, 2007, the Company had 2,500,000 shares of its preferred stock issued and outstanding.  The preferred shares were issued in exchange for the 20,000 shares of common stock held by the Company’s founders.  At the time of the exchange, such 20,000 shares comprised all of the issued and outstanding shares of the Company, and as a result, the exchange was treated as an “equal value” exchange

INTELLIGENT BUYING, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

5.  STOCKHOLDERS’ EQUITY (DEFICIENCY) (CON’T)

with the 2,500,000 preferred shares having the same value as the 20,000 shares of common stock for which they were exchanged.  The only journal entries made at the time of the exchange were to take into account the par value of each of the shares exchanged.

The following is a list of significant designations, rights and preference of the presently issued preferred shares:

•

Each holder shall have two votes for each share of preferred stock.

•

Liquidation preference--In the event of any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company, holders of Series A Preferred Stock shall be entitled, before any distribution or payment out of the assets of the Company may be made to or set aside for the holders of any common stock, to receive in full an amount equal to $2.00 per share, together with an amount equal to all accrued and unpaid dividends accrued to the date of payment.

•

Convertible at the option of the holder into two shares of common stock at any time following the effective date of the first registration statement filed by the Company with the U.S. Securities and Exchange Commission.  All unconverted shares of preferred stock shall automatically convert into two shares of common stock on the earlier to occur of April 1, 2008 or any change in control (as in the Certificate of Determination).

Additionally, from time to time the Board of Directors may designate additional classes of preferred stock with designations, rights and preferences to be determined by the Company’s board of directors. The issuance of the preferred stock and additional shares of the preferred stock in the future could adversely affect the rights of the holders of the common stock.

With respect to such preferred shares, the Board of Directors may determine, without further vote or action by their stockholders:

•

the number of shares and the designation of the series;

•

whether to pay dividends on the series and, if so, the dividend rate, whether dividends will be cumulative and, if so, from which date or dates, and the relative rights of priority of payment of dividends on shares of the series;

•

whether the series will have voting rights in addition to the voting rights provided by law and, if so, the terms of the voting rights;

•

whether the series will be convertible into or exchangeable for shares of any other class or series of stock and, if so, the terms and conditions of conversion or exchange;

•

whether or not the shares of the series will be redeemable and, if so, the dates, terms and conditions of redemption and whether there will be a sinking fund for the redemption of that series and, if so, the terms and amount of the sinking fund; and

•

the rights of the shares of the series in the event of our voluntary or involuntary liquidation, dissolution or winding up and the relative rights or priority, if any, of payment of shares of the series.

INTELLIGENT BUYING, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

5.  STOCKHOLDERS’ EQUITY (DEFICIENCY) (CON’T)

Common stock

At December 31, 2007, the Company had 889,533 shares of its common stock issued and outstanding. These shares comprised 273,333 shares issued on March 22, 2006 in exchange for certain Notes Payable (see Note 2, above), 500,000 shares issued on April 1, 2006 in consideration for certain financial advisory services and 116,200 shares issued on March 31, 2006 in connection with a private placement of common shares.  Dividends may be paid on outstanding shares of common stock as declared by the Board of Directors. Each share of common stock is entitled to one vote.

6.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	December 31
	2007	2006
Trade payables:
American Express	$701	$3,005
Comcast
Other payables- less than 5%	4,254	9,313
Sales tax payable	-	-
Legal and accounting fees	22,320	8,830
	$27,275	$21,148

7.  RELATED PARTY TRANSACTIONS

The Company sells to Anchorfree Wireless, Inc., a company controlled by the principal shareholders of the Company.  During 2007 and 2006, approximately 69% and 10% respectively of the Company’s sales were made to Anchorfree.  As of December 31, 2007 and 2006, Anchorfree was not indebted to the Company for sales made in the ordinary course of business.