Form 10QSB
period 2008-03-31
Intelligent Buying, Inc.
filed 2008-05-14
CIK 1358633

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Quarter ended March 31, 2008

Commission File Number: 333-133327

INTELLIGENT BUYING, INC.

______________________________________________________

(Exact name of registrant as specified in its charter)

California	20-0956471

(State of organization)	(I.R.S. Employer Identification No.)

260 Santa Ana Court

Sunnyvale, CA 94085

________________________________________

(Address of principal executive offices)

(408) 505-2394

_________________________________________________

(Registrant’s telephone number, including area code)

____________________________________________

(Former address if changed since last report)

Check  whether the issuer (1) filed all reports  required to be filed by Section 13 or 15(d) of the  Exchange  Act  during  the past 12  months  and (2) has been subject to such filing requirements for the past 90 days. Yes [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).               Yes [  ]      No [X]

Securities registered under Section 12(g) of the Exchange Act:

Common Stock $.001 par value

There are 889,533 shares of common stock outstanding as of May 1, 2008.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

ITEM 1.

INTERIM FINANCIAL STATEMENTS

ITEM 2.

MANAGEMENT'S DISCUSSION OF OPERATIONS AND FINANCIAL CONDITION

ITEM 3A(T).

CONTROLS AND PROCEDURES

PART II - OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 5.

OTHER INFORMATION

ITEM 6.

EXHIBITS

SIGNATURES

PART I – FINANCIAL INFORMATION

ITEM  1.  INTERIM FINANCIAL STATEMENTS

INTELLIGENT BUYING, INC.

BALANCE SHEET

DECEMBER 31, 2007

	March 31, 2008 Unaudited		December 31, 2007 (Audited)
CURRENT ASSETS
Cash	1	44,212	$ 2,748
Accounts receivable		1,579	3,821
Inventories		159	968
TOTAL CURRENT ASSETS		45,950	7,537

Property and equipment, net		397	587

TOTAL ASSETS		$ 46,347	$ 8,124

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Accounts payable and accrued expenses		$ 26,825	$ 27,275
Due to related party		11,228	5,938
Taxes payable		67	510
TOTAL CURRENT LIABILITIES		38,120	33,723

STOCKHOLDERS’ EQUITY (DEFICIENCY):
Preferred stock (Note 5), $.001 par value,
Authorized – 25,000,000 shares
Issued and outstanding – 2,500,000 shares		2,500	2,500
Common stock, $.001 par value,
Authorized – 50,000,000 shares
Issued and outstanding – 889,533 shares		889	889
Additional paid-in capital		666,461	666,461
Accumulated deficit		(661,623)	(695,449)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIENCY)		8,227	(25,599)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)		$ 46,347	$ 40,558

The accompanying notes are an integral part of these financial statements.

INTELLIGENT BUYING, INC.

STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT

	THREE MONTHS ENDED MARCH 31
	2008 (Unaudited)	2007 (Unaudited)

SALES:
Related Party	$ 5,234	$ 26,469
Other	482,332	5,920
TOTAL SALES	$ 487,566	$ 32,389

COSTS AND EXPENSES:
Cost of sales	431,303	28,129
Selling, general and administrative	22,437	32,872
Interest	-	1,771
TOTAL COSTS AND EXPENSES	453,740	62,772

INCOME (LOSS) BEFORE TAXES	33,826	(9,458)

INCOME TAXES	-	800

NET INCOME (LOSS)	33,826	(10,258)

ACCUMULATED DEFICIT- BEGINNING OF PERIOD	(695,449)	(68,167)

ACCUMULATED DEFICIT- END OF PERIOD	$ (661,623)	$ (78,425)

BASIC AND DILUTED NET INCOME (LOSS) PER
COMMON SHARE	$ 0.04	$ (0.01)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	889,533	889,533

The accompanying notes are an integral part of these financial statements.

INTELLIGENT BUYING, INC.

STATEMENTS OF CASH FLOWS

	THREE MONTHS ENDED MARCH 31
	2008 2007

OPERATING ACTIVITIES:
Net income (loss)	$ 33,826	$ (14,068)
Adjustments to reconcile net income (loss) to net
cash provided by (used in) operating activities:
Depreciation and amortization	190	-
Stock-based compensation expense
Changes in operating assets and liabilities:
Accounts receivable	2,242	(1,319)
Inventory	809	(3,535)
Prepaid expenses and sundry current assets	-	(342)
Accounts payable and accrued expenses	(450)	525
Taxes payable	(443)	-
NET CASH PROVIDED BY (USED) IN OPERATING ACTIVITIES	36,174	(18,739)

INVESTING ACTIVITIES:
Acquisition of property and equipment	-	(482)
Disposition of property and equipment	-	-
(Increase) decrease in security deposits	-	-
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	-	(482)

FINANCING ACTIVITIES:
Repayments of (advances to) shareholder	-
Repayments from related party	5,290	8,504
Proceeds from notes payable – related parties	-	-
Issuance of common stock	-	-
Issuance of preferred stock	-	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	5,290	8,504

INCREASE IN CASH	41,464	(10,717)

CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	2,748	22,606
CASH AND CASH EQUIVALENTS – END OF PERIOD	$ 44,212	$ 11,889
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$ -	$ 8
Income taxes	$ -	$ 1,600
SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES:
Conversion of note payable to common stock	$ -	$ 41,000

The accompanying notes are an integral part of these financial statements.

INTELLIGENT BUYING, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2008

(UNAUDITED)

1.  SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared on substantially the same basis as the audited financial statements included in the Intelligent Buying, Inc. Annual Report on Form 10-KSB for the year ended December 31, 2007. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission (SEC) rules and regulations regarding interim financial statements. All amounts included herein related to the condensed financial statements as of March 31, 2008 and the three months ended March 31, 2008 and 2007 are unaudited and should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007.

In the opinion of management, the accompanying financial statements include all necessary adjustments for the fair presentation of the Company’s financial position, results of operations and cash flows. The results of operations for the interim periods presented are not necessarily indicative of the operating results to be expected for any subsequent interim period or for the full fiscal year ending December 31, 2008.

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

Revenue Recognition

The Company recognizes revenue on a gross basis when it is realized or realizable and earned.  The Company considers revenue realized or realizable and earned when persuasive evidence of an arrangement exists, the product has been shipped or the services have been provided to the customer,

INTELLIGENT BUYING, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2008

(UNAUDITED)

1.  SIGNIFICANT ACCOUNTING POLICIES (CON’T)

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

Comprehensive income

SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive income and its components in financial statements. SFAS No. 130 requires that all items required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement with the same prominence as other financial statements. Comprehensive income consists of net earnings, the net unrealized gains or losses on available-for-sale marketable securities, foreign currency translation adjustments, minimum pension liability adjustments and unrealized gains and losses on financial instruments qualifying for hedge accounting and is presented in the accompanying Consolidated Statement of Shareholders' Equity in accordance with SFAS No. 130.  During the years ended December 31 2006 and 2005 the Company did not have any components of comprehensive income (loss) to report.

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

INTELLIGENT BUYING, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2008

(UNAUDITED)

1.  SIGNIFICANT ACCOUNTING POLICIES (CON’T)

Stock-based compensation

The Company has adopted SFAS 123 (R) "Share-Based Payment", which addresses the accounting for share-based payment transactions. SFAS No. 123(R) eliminates the ability to account for share-based compensation transactions using APB 25, and generally requires instead that such transactions be accounted and recognized in the statement of operations based on their fair value. SFAS No. 123(R) is effective for public companies that file as small business issuers as of the first interim or annual reporting period that begins after December 15, 2005.  Depending upon the number of and terms for options that may be granted in future periods, the implementation of this standard could have a significant non-cash impact on results of operations in future periods.

During the years ended December 31, 2007 and 2006 and for the period ended March 31, 2008, there were no stock options granted or outstanding.

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

2.  PROPERTY AND EQUIPMENT

A summary of property and equipment and the estimated lives used in the computation of depreciation and amortization is as follows:

INTELLIGENT BUYING, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2008

(UNAUDITED)

2.  PROPERTY AND EQUIPMENT (CON’T)

	MARCH 31
	2008	2007

Computer equipment	$2,284	$2,284
Less accumulated depreciation	1,887	938
	$ 397	$ 1,346

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

INTELLIGENT BUYING, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2008

(UNAUDITED)

4.  INCOME TAXES (CON’T)

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

5.  STOCKHOLDERS’ EQUITY (DEFICIENCY)

Preferred stock

At December 31, 2007, the Company had 2,500,000 shares of its preferred stock issued and outstanding.  The preferred shares were issued in exchange for the 20,000 shares of common stock held by the Company’s founders.  At the time of the exchange, such 20,000 shares comprised all of the issued and outstanding shares of the Company, and as a result, the exchange was treated as an “equal value” exchange with the 2,500,000 preferred shares having the same value as the 20,000 shares of common stock for which they were exchanged.  The only journal entries made at the time of the exchange were to take into account the par value of each of the shares exchanged.

The following is a list of significant designations, rights and preference of the presently issued preferred shares:

Each holder shall have two votes for each share of preferred stock.

•

Liquidation preference - In the event of any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company, holders of Series A Preferred Stock shall be entitled, before any distribution or payment out of the assets of the Company may be made to or set aside for the holders of any common stock, to receive in full an amount equal to $2.00 per share, together with an amount equal to all accrued and unpaid dividends accrued to the date of payment.

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

INTELLIGENT BUYING, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2008

(UNAUDITED)

5.  STOCKHOLDERS’ EQUITY (DEFICIENCY) (CON’T)

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

Common stock

At March 31, 2008, the Company had 889,533 shares of its common stock issued and outstanding. These shares comprised 273,333 shares issued on March 22, 2006 in exchange for certain Notes Payable (see Note 2, above), 500,000 shares issued on April 1, 2006 in consideration for certain financial advisory services and 116,200 shares issued on March 31, 2006 in connection with a private placement of common shares.  Dividends may be paid on outstanding shares of common stock as declared by the Board of Directors. Each share of common stock is entitled to one vote.

INTELLIGENT BUYING, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2008

(UNAUDITED)

6.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	MARCH 31
	2008	2007
Trade payables:
American Express	$16,380	$6,510
Other payables- less than 5%		1,193
Sales tax payable	-	-
Legal and accounting fees	10,445	13,970
	$26,825	$21,673

7.  RELATED PARTY TRANSACTIONS

The Company sells to Anchorfree Wireless, Inc., a company controlled by the principal shareholders of the Company.  During the three months ended March 31, 2008 and 2007 approximately 1% and 87% respectively of the Company’s sales were made to Anchorfree.  As of March 31 2008 and 2007, Anchorfree was not indebted to the Company for sales made in the ordinary course of business.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with our unaudited financial statements and the notes thereto.

Forward-Looking Statements

This quarterly report contains forward-looking statements and information relating to us that are based on the beliefs of our management as well as assumptions made by, and information currently available to, our management. When used in this report, the words "believe," "anticipate," "expect," "estimate," “intend”, “plan” and similar expressions, as they relate to us or our management, are intended to identify forward-looking statements. These statements reflect management's current view of us concerning future events and are subject to certain risks, uncertainties and assumptions, including among many others: a general economic downturn; a downturn in the securities markets; federal or state laws or regulations having an adverse effect on proposed transactions that we desire to effect; Securities and Exchange Commission regulations which affect trading in the securities of "penny stocks,"; and other risks and uncertainties. Should any of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this report as anticipated, estimated or expected. The accompanying information contained in this registration statement, including, without limitation, the information set forth under the heading “Management’s Discussion and Analysis or Plan of Operation -- Risk Factors" identifies important additional factors that could materially adversely affect actual results and performance. You are urged to carefully consider these factors. All forward-looking statements attributable to us are expressly qualified in their entirety by the foregoing cautionary statement.

Overview

We are a presently a shell company (as defined in Rule 12b-2 of the Exchange Act) whose plan of operation over the next twelve months is to seek and, if possible, acquire an operating business or valuable assets by entering into a business combination. We will not be restricted in our search for business combination candidates to any particular geographical area, industry or industry segment, and may enter into a combination with a private business engaged in any line of business, including service, finance, mining, manufacturing, real estate, oil and gas, distribution, transportation, medical, communications, high technology, biotechnology or any other. Management's discretion is, as a practical matter, unlimited in the selection of a combination candidate. Management will seek combination candidates in the United States and other countries, as available time and resources permit, through existing associations and by word of mouth. This plan of operation has been adopted in order to attempt to create value for our shareholders. For further information on our plan of operation and business, see PART I, Item 1 of our Annual Report on Form 10-KSB for the fiscal year ending 2007.

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

Results of Operations for Fiscal Quarter Ended March 31, 2008 Compared To March 31, 2007

During the first fiscal quarter of 2008, we had revenues of $487,566 and had net income of $33,826 compared to a net loss of $(10,258) on revenues of $32,389 in the first fiscal quarter of 2007. Selling, general and administrative expenses in the first quarter of 2008 were $22,437 compared to $32,872 in the first quarter of 2007.  We paid no rent or salaries during the quarter.

Liquidity and Capital Resources

We had $44.212 cash on hand at the end of the first quarter of 2008 and total current assets of $45,950.  Since inception, we have accumulated a deficit of $661,623. As of March 31, 2008 we had total liabilities of $38,120 and net working capital of $8,227.

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

Risk Factors That May Affect Future Operating Results

You should carefully consider the risks described below before making an investment decision. The risks and uncertainties described below are not the only ones facing our Company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. If any of the following risks actually occur, our business, financial condition, or results of operations could be materially adversely affected. In such case, the trading price of our common stock could decline and you could lose all or part of your investment. You should also refer to the other information about us contained in this Form 10-QSB, including our financial statements and related notes.

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below before you purchase any of our common stock. If any of these risks or uncertainties actually occurs, our business, financial condition or results of operations could be materially adversely affected. In this event you could lose all or part of your investment.

RISKS RELATING TO THE BUSINESS

WE HAVE BEEN SUBJECT TO A GOING CONCERN OPINION FROM OUR INDEPENDENT AUDITORS.

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

WE HAVE NO PROFITABLE OPERATING HISTORY AND MAY NEVER ACHIEVE PROFITABILITY.

The Company commenced operations in 2004 and to date has operated on a relatively small scale.  Through December 31, 2007, the Company has an accumulated deficit of $695,449 notwithstanding the fact that the founders and principal officers of the Company have worked without salary and the Company has operated with minimal overhead. We are an early stage company and have a limited history of operations and have not generated meaningful revenues from operations since our inception. We are faced with all of the risks associated with a company in the early stages of development. Our business is subject to numerous risks associated with a relatively new, low-capitalized company engaged in our business sector. Such risks include, but are not limited to, competition from well-established and well-capitalized companies, technological obsolescence and unanticipated difficulties regarding the marketing and sale of our inventory. There can be no assurance that we will ever generate significant commercial sales or achieve profitability. Should this be the case, our common stock could become worthless and investors in our common stock or other securities could lose their entire investment.

DEPENDENCE UPON THE FOUNDERS, WITHOUT WHOSE SERVICES COMPANY BUSINESS OPERATIONS COULD CEASE.

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

OUR FOUNDERS AND SOLE OFFICERS DEVOTE ONLY FIVE TO TEN HOURS PER WEEK EACH TO THE COMPANY’S BUSINESS AND ARE ENGAGED IN OTHER BUSINESS ACTIVITIES.

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

THE COMPANY IS HIGHLY DEPENDENT UPON A RELATED COMPANY FOR A SIGNIFICANT PORTION OF ITS SALES.

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

LACK OF ADDITIONAL WORKING CAPITAL MAY CAUSE CURTAILMENT OF ANYEXPANSION PLANS WHILE RAISING OF CAPITAL THROUGH SALE OF EQUITY SECURITIES WOULD DILUTE EXISTING SHAREHOLDERS PERCENTAGE OF OWNERSHIP

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

RISKS RELATED TO THIS OWNERSHIP OF OUR SHARES

THERE IS CURRENTLY NO MARKET FOR OUR SECURITIES AND THERE CAN BE NOASSURANCE THAT ANY MARKET WILL EVER DEVELOP OR THAT OUR COMMON STOCK WILL BE LISTED FOR TRADING.

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

BROKER-DEALERS MAY BE DISCOURAGED FROM EFFECTING TRANSACTIONS IN OUR COMMON STOCK SHARES BECAUSE THEY MAY BE CONSIDERED A “PENNY STOCK” AND ARE SUBJECT TO THE APPLICABLE PENNY STOCK RULES.

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

WE HAVE NEVER PAID ANY DIVIDENDS AND DO NOT INTEND TO DO SO IN THE FUTURE.

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

ITEM 3A(T).  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of March 31, 2008. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the first quarter of fiscal 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

There are no legal proceedings which are pending or have been threatened against us or any of our officers, directors or control persons of which management is aware.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES

Except as may have previously been disclosed on a current report on Form 8-K or a quarterly report on Form 10-QSB, we have not sold any of our securities in a private placement transaction or otherwise during the past three years.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

The Company’s registration statement on Form SB-2 was declared effective by the U.S. Securities and Exchange Commission on January 15, 2008 as to the proposed sale of 389,533 shares of the Company’s common stock.

ITEM 6.  EXHIBITS

Exhibit	Description

31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: May 13, 2008
INTELLIGENT BUYING, INC.

	By:	/s/ Eugene Malobrodsky
Eugene Malobrodsky
Chief Executive Officer