Form 10-Q
period 2008-06-30
Intelligent Buying, Inc.
filed 2008-08-14
CIK 1358633

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Quarter ended June 30, 2008

Commission File Number: 333-133327

INTELLIGENT BUYING, INC.

______________________________________________________

(Exact name of registrant as specified in its charter)

California	20-0956471

(State of organization)	(I.R.S. Employer Identification No.

  260 Santa Ana Court

Sunnyvale, CA 94085

________________________________________

(Address of principal executive offices)

(408) 505-2394

_________________________________________________

Registrant’s telephone number, including area code

________________________________________

Former address if changed since last report

Check  whether the issuer (1) filed all reports  required to be filed by Section 13 or 15(d) of the  Exchange  Act  during  the past 12  months  and (2) has been subject to such filing requirements for the past 90 days. Yes [x]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).               Yes [  ]      No [X]

Securities registered under Section 12(g) of the Exchange Act:

Common Stock $.001 par value

There are 889,533 shares of common stock outstanding as of August 1, 2008.

TABLE OF CONTENTS

_________________

PART I - FINANCIAL INFORMATION

ITEM 1.              INTERIM FINANCIAL STATEMENTS

ITEM 2.              MANAGEMENT'S DISCUSSION OF OPERATIONS AND FINANCIAL CONDITION

ITEM 3.              QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 4A(T).      CONTROLS AND PROCEDURES

PART II - OTHER INFORMATION

ITEM 1.              LEGAL PROCEEDINGS

ITEM 2.              UNREGISTERED SALES OF EQUITY SECURITIES

ITEM 3.              DEFAULTS UPON SENIOR SECURITIES

ITEM 4.              SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 5.              OTHER INFORMATION

ITEM 6.              EXHIBITS

SIGNATURES

PART I – FINANCIAL INFORMATION

ITEM  1.      INTERIM FINANCIAL STATEMENTS

INTELLIGENT BUYING, INC.

BALANCE SHEET

	June 30, 2008 (Unaudited)	December 31, 2007 (Audited)
CURRENT ASSETS
Cash	$12,645	$ 2,748
Accounts receivable	460	3,821
Inventories		968
TOTAL CURRENT ASSETS	13,105	7,537

Property and equipment, net	263	587

TOTAL ASSETS	$13,368	$ 8,124

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Accounts payable and accrued expenses	$ 9,075	$ 27,275
Due to related party	4,401	5,938
Taxes payable	241	510
TOTAL CURRENT LIABILITIES	13,717	33,723

STOCKHOLDERS’ (DEFICIENCY):
Preferred stock (Note 5), $.001 par value,
Authorized – 25,000,000 shares
Issued and outstanding – 2,500,000 shares	2,500	2,500
Common stock, $.001 par value,
Authorized – 50,000,000 shares
Issued and outstanding – 889,533 shares	889	889
Additional paid-in capital	666,461	666,461
Accumulated deficit	(670,199)	(695,449)
TOTAL STOCKHOLDERS’ (DEFICIENCY)	(349)	(25,599)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIENCY)	$13,368	$ 40,558

The accompanying notes are an integral part of these financial statements.

INTELLIGENT BUYING, INC.

STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT

	SIX MONTHS ENDED JUNE 30
	2008 (Unaudited)	2007 (Unaudited)

SALES:
Related Party	$ 6,412	$ 112,223
Other	509,064	28,237
TOTAL SALES	$ 515,476	$ 140,460

COSTS AND EXPENSES:
Cost of sales	442,320	118,575
Selling, general and administrative	47,106	36,733
Interest	-	7
TOTAL COSTS AND EXPENSES	489,426	155,315

INCOME (LOSS) BEFORE TAXES	26,050	(14,855)

INCOME TAXES	800	800

NET INCOME (LOSS)	25,250	(15,655)

ACCUMULATED DEFICIT- BEGINNING OF PERIOD	(695,449)	(218,884)

ACCUMULATED DEFICIT- END OF PERIOD	$ (670,199)	$ (234,539)

BASIC AND DILUTED NET INCOME (LOSS) PER
COMMON SHARE	$ 0.03	$ (0.02)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	889,533	889,533

The accompanying notes are an integral part of these financial statements.

INTELLIGENT BUYING, INC.

STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT

	THREE MONTHS ENDED JUNE 30
	2008 (Unaudited)	2007 (Unaudited)

SALES:
Related Party	$ 1,200	$ 88,841
Other	26,711	19,230
TOTAL SALES	$ 27,911	$ 108,071

COSTS AND EXPENSES:
Cost of sales	11,017	90,478
Selling, general and administrative	24,670	19,173
Interest	-	7
TOTAL COSTS AND EXPENSES	35,687	109,658

INCOME (LOSS) BEFORE TAXES	(7,776)	(1,587)

INCOME TAXES	800	800

NET INCOME (LOSS)	(8,576)	(2,387)

ACCUMULATED DEFICIT- BEGINNING OF PERIOD	(661,623)	(218,884)

ACCUMULATED DEFICIT- END OF PERIOD	$ (670,199)	$ (221,271)

BASIC AND DILUTED NET INCOME (LOSS) PER
COMMON SHARE	$ (0.01)	$ (0.00)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	889,533	889,533

The accompanying notes are an integral part of these financial statements.

INTELLIGENT BUYING, INC.

STATEMENTS OF CASH FLOWS

	SIX MONTHS ENDED JUNE 30
	2008 2007

OPERATING ACTIVITIES:
Net income (loss)	$ 25,250	$ (15,655)
Adjustments to reconcile net income (loss) to net
cash provided by (used in) operating activities:
Depreciation and amortization	324	886
Stock-based compensation expense
Changes in operating assets and liabilities:
Accounts receivable	3,361	(1,105)
Inventory	968	1,646
Prepaid expenses and sundry current assets	-
Accounts payable and accrued expenses	(18,200)	(2,973)
Taxes payable	(269)
NET CASH PROVIDED BY (USED) IN OPERATING ACTIVITIES	11,434	(17,201)

INVESTING ACTIVITIES:
Acquisition of property and equipment	-	(506)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	-	(506)

FINANCING ACTIVITIES:
Repayments of (advances to) shareholder	-
Advances (Repayments) from related party	(1,537)	29,051

NET CASH PROVIDED BY FINANCING ACTIVITIES	(1,537)	29,051

INCREASE IN CASH	9,897	11,344

CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	2,748	22,606
CASH AND CASH EQUIVALENTS – END OF PERIOD	$ 12,645	$ 33,950

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during period for interest	$ -	$ -
Cash paid during period for income taxes	$ -	$ -

The accompanying notes are an integral part of these financial statements.

INTELLIGENT BUYING, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2008

(UNAUDITED)

1.   SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared on substantially the same basis as the audited financial statements included in the Intelligent Buying, Inc.  Annual Report on Form 10-KSB for the year ended December 31, 2007. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission (SEC) rules and regulations regarding interim financial statements. All amounts included herein related to the condensed financial statements as of June 30, 2008 and the six months ended June 30, 2008 and 2007 are unaudited and should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007. In the opinion of management, the accompanying financial statements include all necessary adjustments for the fair presentation of the Company’s financial position, results of operations and cash flows. The results of operations for the interim periods presented are not necessarily indicative of the operating results to be expected for any subsequent interim period or for the full fiscal year ending December 31, 2008.

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

INTELLIGENT BUYING, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2008

(UNAUDITED)

1.   SIGNIFICANT ACCOUNTING POLICIES (CON’T)

Comprehensive income

SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive income and its components in financial statements. SFAS No. 130 requires that all items required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement with the same prominence as other financial statements. Comprehensive income consists of net earnings, the net unrealized gains or losses on available-for-sale marketable securities, foreign currency translation adjustments, minimum pension liability adjustments and unrealized gains and losses on financial instruments qualifying for hedge accounting and is presented in the accompanying Consolidated Statement of Shareholders' Equity in accordance with SFAS No. 130.During the years ended December 31 2007 and 2006 the Company did not have any components of comprehensive income (loss) to report.

Net loss per share

SFAS No. 128, Earnings per Share, requires dual presentation of basic and diluted earnings or loss per share (“EPS”) for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.  Basic EPS excludes dilution; dilute EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

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

INTELLIGENT BUYING, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2008

(UNAUDITED)

1.   SIGNIFICANT ACCOUNTING POLICIES (CON’T)

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

	JUNE 30
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

JUNE 30, 2008

(UNAUDITED)

3.  INCOME TAXES (CON’T)

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

4.  STOCKHOLDERS’ EQUITY (DEFICIENCY)

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

INTELLIGENT BUYING, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2008

(UNAUDITED)

5.    STOCKHOLDERS’ EQUITY (DEFICIENCY) CON’T

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

Common stock

At June 30, 2008, the Company had 889,533 shares of its common stock issued and outstanding. These shares comprised 273,333 shares issued on March 22, 2006 in exchange for certain Notes Payable (see Note 2, above), 500,000 shares issued on April 1, 2006 in consideration for certain financial advisory services and 116,200 shares issued on March 31, 2006 in connection with a private placement of common shares.  Dividends may be paid on outstanding shares of common stock as declared by the Board of Directors. Each share of common stock is entitled to one vote.

INTELLIGENT BUYING, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2008

(UNAUDITED)

6.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	JUNE 30
	2008	2007
Trade payables:
American Express	$-	$4,354
Comcast
Other payables- less than 5%	5,125	2,273
Sales tax payable	-	3,248
Legal and accounting fees	3,950	8,300
	$9,075	$18,175

7.  RELATED PARTY TRANSACTIONS

The Company sells to Anchorfree Wireless, Inc., a company controlled by the principal shareholders of the Company.  During the six months ended June 30, 2008 and 2007 approximately 1% and 80% respectively of the Company’s sales were made to Anchorfree.  As of June 30, 2008 and 2007, Anchorfree was not indebted to the Company for sales made in the ordinary course of business.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

Results of Operations for Fiscal Quarter Ended June 30, 2008 Compared To June 30, 2007

During the second fiscal quarter of 2008, we had revenues of $27,911 and had a net loss of $(8,576) compared to a net loss of $(2,387) on revenues of $108,071 in the second fiscal quarter of 2007. Selling, general and administrative expenses in the second quarter of 2008 were $24,670 compared to $19,173 in the second quarter of 2007.  We paid no rent or salaries during the quarter.

Results of Operations for Six-Month Period Ended June 30, 2008 Compared To June 30, 2007

During the six month period ended June 30, 2008, we had revenues of $515,476 and had net income of $25,250 compared to a net loss of $(15,655) on revenues of $140,460 in the comparable period of 2007. Selling, general and administrative expenses in the six month period ended June 30, 2008 were $47,106 compared to $36,733 in the comparable period of 2007.  We paid no rent or salaries during the period.

Liquidity and Capital Resources

We had $12,645 cash on hand at the end of the second quarter of 2008 and total current assets of $13,105.  Since inception, we have accumulated a deficit of $670,199. As of June 30, 2008 we had total liabilities of $13,717 and a negative net working capital of $(612).

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

Risk Factors That May Affect Future Operating Results

You should carefully consider the risks described below before making an investment decision. The risks and uncertainties described below are not the only ones facing our Company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. If any of the following risks actually occur, our business, financial condition, or results of operations could be materially adversely affected. In such case, the trading price of our common stock could decline and you could lose all or part of your investment. You should also refer to the other information about us contained in this Form 10-Q, including our financial statements and related notes.

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

LACK OF ADDITIONAL WORKING CAPITAL MAY CAUSE CURTAILMENT OF ANYEXPANSION PLANS WHILE RAISING OF CAPITAL THROUGH SALE OF EQUITYSECURITIES WOULD DILUTE EXISTING SHAREHOLDERS PERCENTAGE OF OWNERSHIP

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 4A(T). CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of June 30, 2008. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the second quarter of fiscal 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no legal proceedings which are pending or have been threatened against us or any of our officers, directors or control persons of which management is aware.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

Except as may have previously been disclosed on a current report on Form 8-K or a quarterly report on Form 10-Q, we have not sold any of our securities in a private placement transaction or otherwise during the past three years.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit No.	Description

31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: August 13, 2008
INTELLIGENT BUYING, INC.

	By:	/s/ Eugene Malobrodsky
Eugene Malobrodsky
Chief Executive Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.