Form 10-Q
period 2008-09-30
Intelligent Buying, Inc.
filed 2008-11-12
CIK 1358633

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarter ended September 30, 2008

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

_____
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered under Section 12(g) of the Exchange Act:

Common Stock $.001 par value

There are 889,533 shares of common stock outstanding as of November 1, 2008.

TABLE OF CONTENTS
_________________

PART I – FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS

INTELLIGENT BUYING, INC.

BALANCE SHEET

	September 30, 2008 Unaudited	December 31, 2007 (Audited)
CURRENT ASSETS
Cash	$7,571	$2,748
Accounts receivable	1,245	3,821
Inventories		968
TOTAL CURRENT ASSETS	8,817	7,537

Property and equipment, net	132	587

TOTAL ASSETS	$8,948	$8,124

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Accounts payable and accrued expenses	$8,576	$27,275
Due to related party	5,146	5,938
Taxes payable	231	510
TOTAL CURRENT LIABILITIES	13,953	33,723

STOCKHOLDERS’ EQUITY (DEFICIENCY):
Preferred stock (Note 5), $.001 par value, Authorized – 25,000,000 shares Issued and outstanding – 2,500,000 shares	2,500	2,500
Common stock, $.001 par value, Authorized – 50,000,000 shares Issued and outstanding – 889,533 shares	889	889
Additional paid-in capital	666,461	666,461
Accumulated deficit	(674,855)	(695,449)
TOTAL STOCKHOLDERS’ (DEFICIENCY)	(5,005)	(25,599)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIENCY)	$8,948	$8,124

The accompanying notes are an integral part of these financial statements.

INTELLIGENT BUYING, INC.

STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT

	NINE MONTHS ENDED SEPTEMBER 30
	2008 (Unaudited)	2007 (Unaudited)

SALES:
Related Party	$5,645	$112,223
Other	512,481	38,826
TOTAL SALES	$518,126	$151,049

COSTS AND EXPENSES:
Cost of sales	444,409	121,767
Selling, general and administrative	52,323	46,918
Interest	-	262
TOTAL COSTS AND EXPENSES	496,732	168,947

INCOME (LOSS) BEFORE TAXES	21,394	(17,898)

INCOME TAXES	800	800

NET INCOME (LOSS)	20,593	(18,698)

ACCUMULATED DEFICIT- BEGINNING OF PERIOD	(695,449)	(218,884)

ACCUMULATED DEFICIT- END OF PERIOD	$(674,855)	$(237,582)

BASIC AND DILUTED NET INCOME (LOSS) PER COMMON SHARE	$0.02	$(0.02)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	889,533	889,533

The accompanying notes are an integral part of these financial statements.

INTELLIGENT BUYING, INC.

STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT

	THREE MONTHS ENDED September 30
	2008 (Unaudited)	2007 (Unaudited)

SALES:
Related Party	$1,925	$(8,101)
Other	1,050	18,690
TOTAL SALES	$2,975	$10,589

COSTS AND EXPENSES:
Cost of sales	2,367	3,193
Selling, general and administrative	5,264	10,184
Interest	-	255
TOTAL COSTS AND EXPENSES	7,631	13,632

INCOME (LOSS) BEFORE TAXES	(4,656)	(3,043)

INCOME TAXES	-	-

NET INCOME (LOSS)	(4,656)	(3,043)

ACCUMULATED DEFICIT- BEGINNING OF PERIOD	(670,199)	(234,539)

ACCUMULATED DEFICIT- END OF PERIOD	$(674,855)	$(237,582)

BASIC AND DILUTED NET INCOME (LOSS) PER COMMON SHARE	$(0.01)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	889,533	889,533

The accompanying notes are an integral part of these financial statements.

INTELLIGENT BUYING, INC.

STATEMENTS OF CASH FLOWS

	NINE MONTHS ENDED September 30
	2008	2007

OPERATING ACTIVITIES:
Net income (loss)	$20,594	$(18,698)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	455	570
Stock-based compensation expense
Changes in operating assets and liabilities:
Accounts receivable	2,576	9,787
Inventory	968	2,790
Prepaid expenses and sundry current assets	-
Accounts payable and accrued expenses	(18,699)	(4,845)
Taxes payable	(279)	864
NET CASH PROVIDED BY (USED) IN OPERATING ACTIVITIES	5,614	(9,532)

INVESTING ACTIVITIES:
Acquisition of property and equipment	-	-
Disposition of property and equipment	-
(Increase) decrease in security deposits	-
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	-	-

FINANCING ACTIVITIES:
Repayments of (advances to) shareholder	-	414
Advances (Repayments) from related party	(790)	816
Proceeds from notes payable – related parties	-	-
Issuance of common stock	-
Issuance of preferred stock	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	(790)	1,230

DECREASE IN CASH	4,823	(8,302)

CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	2,748	22,606
CASH AND CASH EQUIVALENTS – END OF PERIOD	$7,571	$14,304
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

The accompanying notes are an integral part of these financial statements.

INTELLIGENT BUYING, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2008
(UNAUDITED)

1.  SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared on substantially the same basis as the audited financial statements included in the Intelligent Buying Inc. Annual Report on Form 10-KSB for the year ended December 31, 2007. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission (SEC) rules and regulations regarding interim financial statements. All amounts included herein related to the condensed financial statements as of September 30, 2008 and the nine months ended September 30, 2008 and 2007 are unaudited and should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007. In the opinion of management, the accompanying financial statements include all necessary adjustments for the fair presentation of the Company’s financial position, results of operations and cash flows. The results of operations for the interim periods presented are not necessarily indicative of the operating results to be expected for any subsequent interim period or for the full fiscal year ending December 31, 2008.

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

SEPTEMBER 30, 2008
(UNAUDITED)

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

SEPTEMBER 30, 2008
(UNAUDITED)

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

2.  PROPERTY AND EQUIPMENT

A summary of property and equipment and the estimated lives used in the computation of depreciation and amortization is as follows:

	SEPTEMBER 30
	2008	2007
Computer equipment	$2,284	$2,284
Less accumulated depreciation	2,153	1,508
	$132	$777

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

SEPTEMBER 30, 2008
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

The following is a list of significant designations, rights and preference of the presently issued preferred shares:

s	Each holder shall have two votes for each share of preferred stock.

s
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

s
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

INTELLIGENT BUYING, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2008
(UNAUDITED)

NOTE 4. STOCKHOLDERS’ EQUITY (DEFICIENCY) (CON’T)

With respect to such preferred shares, the Board of Directors may determine, without further vote or action by their stockholders:

s	the number of shares and the designation of the series;

s
whether to pay dividends on the series and, if so, the dividend rate, whether dividends will be cumulative and, if so, from which date or dates, and the relative rights of priority of payment of dividends on shares of the series;

s	whether the series will have voting rights in addition to the voting rights provided by law and, if so, the terms of the voting rights;

s	whether the series will be convertible into or exchangeable for shares of any other class or series of stock and, if so, the terms and conditions of conversion or exchange;

s
whether or not the shares of the series will be redeemable and, if so, the dates, terms and conditions of redemption and whether there will be a sinking fund for the redemption of that series and, if so, the terms and amount of the sinking fund; and

s
the rights of the shares of the series in the event of our voluntary or involuntary liquidation, dissolution or winding up and the relative rights or priority, if any, of payment of shares of the series.

Common stock

At September 30, 2008, the Company had 889,533 shares of its common stock issued and outstanding. These shares comprised 273,333 shares issued on March 22, 2006 in exchange for certain Notes Payable (see Note 2, above), 500,000 shares issued on April 1, 2006 in consideration for certain financial advisory services and 116,200 shares issued on March 31, 2006 in connection with a private placement of common shares.  Dividends may be paid on outstanding shares of common stock as declared by the Board of Directors. Each share of common stock is entitled to one vote.

INTELLIGENT BUYING, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2008
(UNAUDITED)

5. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	SEPTEMBER 30
	2008	2007
Trade payables:
American Express	$2,261	$6,363
Comcast
Other payables- less than 5%	2,365	1,640
Sales tax payable	231	865
Legal and accounting fees	3,950	8,300
	$8,807	$17,168

6.  RELATED PARTY TRANSACTIONS

The Company sells to Anchorfree Wireless, Inc., a company controlled by the principal shareholders of the Company.  During the nine months ended September 30, 2008 and 2007 approximately 1% and 74% respectively of the Company’s sales were made to Anchorfree.  As of September 30, 2008 and 2007, Anchorfree was not indebted to the Company for sales made in the ordinary course of business.

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

Results of Operations for Fiscal Quarter Ended September 30, 2008 Compared To September 30, 2007

During the third fiscal quarter of 2008, we had revenues of $2,975 and had a net loss of $(4,656) compared to a net loss of $(3,043) on revenues of $10,589 in the third fiscal quarter of 2007. Selling, general and administrative expenses in the third quarter of 2008 were $5,264 compared to $10,184 in the third quarter of 2007. We paid no rent or salaries during the quarter.

Results of Operations for Nine-Month Period Ended September 30, 2008 Compared To September 30, 2007

During the nine month period ended September 30, 2008, we had revenues of $518,126 and had net income of $20,593 compared to a net loss of $(18,698) on revenues of $151,049 in the comparable period of 2007. Selling, general and administrative expenses in the nine month period ended September 30, 2008 were $52,323 compared to $46,918 in the comparable period of 2007. We paid no rent or salaries during the period.

Liquidity and Capital Resources

We had $7,571 cash on hand at the end of the third quarter of 2008 and total current assets of $8,948. Since inception, we have accumulated a deficit of $674,855. As of September 30, 2008 we had total liabilities of $13,953 and a negative net working capital of $(5,005).

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

Going Concern. Our independent auditors have added an explanatory paragraph to their audit issued in connection with the financial statements for the period ended December 31, 2007, relative to our ability to continue as a going concern.  The Company has suffered net losses and as of December 31, 2007, its total liabilities exceeded its total assets by $25,599. We had negative working capital of $25,599 as of December 31, 2007, we had an accumulated deficit of $695,449 incurred  through  such date and recorded a loss of $28,065 for the fiscal year ended December 31, 2007.  Because our auditors have issued a going concern opinion, there is substantial uncertainty we will continue operations in which case you could lose your investment.  Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an ongoing business for the next 12 months. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business.

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

RISKS RELATING TO THE BUSINESS

WE HAVE BEEN SUBJECT TO A GOING CONCERN OPINION FROM OUR INDEPENDENT AUDITORS

Our independent auditors have added an explanatory paragraph to their audit issued in connection with the financial statements for the period ended December 31, 2007, relative to our ability to continue as a going concern.  The Company has suffered net losses and as of December 31, 2007, its total liabilities exceeded its total assets by $25,599. We had negative working capital of $25,599 as of December 31, 2007, we had an accumulated deficit of $695,449 incurred  through  such date and recorded a loss of $28,065 for the fiscal year ended December 31, 2007.  Because our auditors have issued a going concern opinion, there is substantial uncertainty we will continue operations in which case you could lose your investment.  Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an ongoing business for the next 12 months. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business. As such we may have to cease operations and investors could lose their entire investment.

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

Item 4A(T). CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of September 30, 2008. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the third quarter of fiscal 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date: November 10, 2008
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