Form 10-K
period 2008-12-31
Intelligent Buying, Inc.
filed 2009-03-31
CIK 1358633

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934

for the fiscal year ended December 31, 2008

Transition Report Under Section 13 or 15(D) of the Securities Exchange Act of 1934

for the transition period from _______________ to _______________

Commission File Number:  333-133327

INTELLIGENT BUYING, INC.
(Exact name of small Business Issuer as specified in its charter)

California	20-0956471
(State or other jurisdiction of incorporation or	(IRS Employer Identification No.)
organization)

260 Santa Ana Court
Sunnyvale, CA	94085
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number, including area code: (408) 505-2394

n/a

____________________________________________

Former address if changed since last report

Securities registered under Section 12(b) of the Exchange Act:   None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $0.001 per share

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities
Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [ ]

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
[ ] Yes [X] No

State issuer's revenues for its most recent fiscal year: $518,296

As of March 1, 2009, the aggregate market value of voting Common Stock held by non-affiliates cannot be calculated as there exists no market for the quotation of the registrant’s securities.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 889,533 shares of common stock as of March 1, 2009.

TABLE OF CONTENTS

PART I

ITEM 1.

BUSINESS

ITEM 1A.

RISK FACTORS

ITEM 1B.

UNRESOLVED STAFF COMMENTS

ITEM 2.

PROPERTIES

ITEM 3.

LEGAL PROCEEDINGS

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

PART II

ITEM 5.

MARKET FOR REGISTRANTS COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

ITEM 6.

SELECTED FINANCIAL DATA

ITEM 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATION

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET

RISK

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON

ACCOUNTING AND FINANCIAL DISCLOSURE

ITEM 9A(T).

CONTROLS AND PROCEDURES

ITEM 9B.

OTHER INFORMATION

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE

GOVERNANCE

ITEM 11.

EXECUTIVE COMPENSATION

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND

MANAGEMENT AND RELATED STOCKHOLDER MATTERS

ITEM 13.

.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND

DIRECTOR INDEPENDENCE

ITEM 14

PRINCIPAL ACCOUNTANT FEES AND SERVICES

PART IV

ITEM 15.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES

SIGNATURES

FORWARD LOOKING STATEMENTS

Forward-Looking Statements

This Annual Report on Form 10-K (the “Report”), including ”Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 regarding future events and the future results of Intelligent Buying, Inc. and its consolidated subsidiaries (the “Company”) that are based on management’s current expectations, estimates, projections and assumptions about the Company’s business. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “sees,” “estimates” and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements due to numerous factors, including, but not limited to, those discussed in the “Risk Factors” section in Item 1A, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and elsewhere in this Report as well as those discussed from time to time in the Company’s other Securities and Exchange Commission filings and reports. In addition, such statements could be affected by general industry and market conditions. Such forward-looking statements speak only as of the date of this Report or, in the case of any document incorporated by reference, the date of that document, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Report. If we update or correct one or more forward-looking statements, investors and others should not conclude that we will make additional updates or corrections with respect to other forward-looking statements.

PART I

ITEM 1.

BUSINESS.

Background

Intelligent Buying, Inc. was incorporated in the State of California on March 22, 2004.  On March 22, 2004, the Company issued 10,000 shares of the Company’s common stock (an aggregate of 20,000 shares) to its founders, Eugene Malobrodsky and David Gorodyansky for a cash consideration of $200.  On March 22, 2006, the Company issued 1,250,000 shares of its Preferred Stock to each of Messrs. Malobrodsky and Gorodyansky (2,500,000 Preferred Shares in the aggregate) in exchange for the 20,000 shares of the Company’s common stock which had been previously issued.  Both prior to the exchange and at the time of the exchange, Messrs. Malobrodsky and Gorodyansky owned 100% of the stock of the Company.  The decision to exchange their common shares for preferred shares was intended to enable them to maintain a particular percentage holding of the Company and enable them to maintain voting control over the Company.  The 2,500,000 issued and outstanding Preferred Shares are convertible into 5,000,000 shares of the Company’s common stock.

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

Our Market

Management believes that there exists a demand for networking, switching, routers and related information technology equipment in the world market.  We believe that the significant growth in the use of VOIP equipment will continue and will comprise a major part of our business for the foreseeable future.  While Silicon Valley is and has been our principal market, we see substantial demand for our products and services on the U.S. east coast and internationally, particularly in Asia and the ASEAN/India markets.

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

Employees

As of December 31, 2008, the Company had three employees.

ITEM 1A.  RISK FACTORS

Risk Factors

There are several material risks associated with the Company.  You should carefully consider the risks and uncertainties described below, which constitute all of the material risks relating to the Company.  If any of the following risks are realized, our business, operating results and financial condition could be harmed.  This means investors could lose all or a part of their investment.

RISKS RELATING TO THE BUSINESS

WE HAVE BEEN SUBJECT TO A GOING CONCERN OPINION FROM OUR INDEPENDENT AUDITORS

Our independent auditors have added an explanatory paragraph to their audit issued in connection with the financial statements for the period ended December 31, 2008, relative to our ability to continue as a going concern.  We had negative working capital of $10,500 as of December 31, 2008 and we had an accumulated deficit of $680,336 incurred through December 31, 2008.  Because our auditors have issued a going concern opinion, there is substantial uncertainty we will continue operations in which case you could lose your investment.  Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an ongoing business for the next 12 months. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business. As such we may have to cease operations and investors could lose their entire investment.

WE HAVE NO PROFITABLE OPERATING HISTORY AND MAY NEVER ACHIEVE PROFITABILITY.

The Company commenced operations in 2004 and to date has operated on a relatively small scale. Through December 31. 2008, the Company has an accumulated deficit of $680,336 notwithstanding the fact that the founders and principal officers of the Company have worked without salary and the Company has operated with minimal overhead. We are an early stage company and have a limited history of operations and have not generated meaningful revenues from operations since our inception. We are faced with all of the risks associated with a company in the early stages of development. Our business is subject to numerous risks associated with a relatively new, low-capitalized company engaged in our business sector. Such risks include, but are not limited to, competition from well-established and well-capitalized companies, technological obsolescence and unanticipated difficulties regarding the marketing and sale of our inventory. There can be no assurance that we will ever generate significant commercial sales or achieve profitability. Should this be the case, our common stock could become worthless and investors in our common stock or other securities could lose their entire investment.

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

THE COMPANY IS HIGHLY DEPENDENT UPON A RELATED COMPANY FOR A SIGNIFICANT PORTION OF ITS SALES

AnchorFree Wireless, Inc., a company controlled by the Company’s sole officers and directors, accounted for approximately 1% of the Company’s sales for the year ended December 31, 2008, but approximately 74% of the Company’s sales for the year ended December 31, 2007.  These sales are integral to the viability of the Company, and without such sales, the Company could be forced to cease operations and investors in our common stock or other securities could lose their entire investment.

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

The potential exists that our available capital resources may not be adequate to fund our working capital requirements based upon our present level of operations for the 12-month period subsequent to January 1, 2009. A shortage of capital would affect our ability to fund our working capital requirements. If we require additional capital, funds may not be available on acceptable terms, if at all. In addition, if we raise additional capital through the sale of equity or convertible debt securities, the issuance of these securities could dilute existing shareholders. If funds are not available, this could materially adversely affect our financial condition and results of operations.

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

We operate in a competitive industry with many established and well-recognized competitors. In particular, Cisco Systems maintains a dominant position in the network switching industry and they compete directly with us with respect to the Cisco and other brand-name products we sell. We also compete with Extreme Networks, Juniper Networks, F5 Networks, Nortel Networks, Enterasys Networks, 3Com, Huawei Technologies, Force 10 Networks, and Actel, among others. Most of our competitors (including all of the competitors referenced above) have substantially greater market leverage, distribution networks, and vendor relationships, longer operating histories and industry experience, greater financial, technical, sales, marketing and other resources, more name recognition and larger installed customer bases than we do and potentially may react strongly to our marketing efforts. In addition, many competitors exist which, because of their substantial resources, distribution relationships and customer base, could temporarily drop prices to be more competitive with our Company. Other competitive responses might include, without limitation, intense and aggressive price competition and offers of employment to our key marketing or management personnel. There can be no assurance that we will be successful in the face of increasing competition from existing or new competitors, or that competition will not have a material adverse effect on our business, financial condition and results of operations.  If we are not successful in competing with our competitors, the Company could be forced to cease operations and investors in our common stock or other securities could lose their entire investment.

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

RISKS RELATED TO THIS OWNERSHIP OF OUR SHARES

THERE IS CURRENTLY NO MARKET FOR OUR SECURITIES AND THERE CAN BE NO ASSURANCE THAT ANY MARKET WILL EVER DEVELOP OR THAT OUR COMMON STOCK WILL BE LISTED FOR TRADING

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.

PROPERTIES.

Our Company currently maintains its executive offices at 260 Santa Ana Court Sunnyvale, CA 94085. At this time, the Company occupies this space on the basis of an oral month-to-month lease at a rental of $1,500.00 per month.  The Company expects to enter into a more formal lease arrangement in the future.

ITEM 3.

    LEGAL PROCEEDINGS

As of December 31, 2008, the Company was not a party to any pending or threatened legal proceedings.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote or for the written consent of security shareholders, through the solicitation of proxies or otherwise, during the fiscal year ended December 31, 2008, and no meeting of shareholders was held.

PART II.

ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY; RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

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

Holders

As of March 1, 2009, we have issued an aggregate of 889,533 shares of our common stock to approximately 37 stockholders of record. The issued and outstanding shares of the Company’s common stock were issued in accordance with the exemptions from registration afforded by Section 4(2) of the Securities Act of 1933 and Regulation D promulgated under the Securities Act.  389,533 shares of the Company’s common stock were registered under a registration statement on Form SB-2 which was declared effective by the U.S. Securities and Exchange Commission on January 15, 2008.

Options and Warrants

None of the shares of our common stock are subject to outstanding options or warrants.

Status of Outstanding Common Stock

As of December 31, 2008, 753,333 of our 889,533 issued and outstanding common shares are held by “affiliates” of the Company and the remaining shares are either registered or  may be transferred subject to the requirements of Rule 144.  We have not agreed to register any additional outstanding shares of our common stock under the Securities Act.

Dividends

We have not paid any dividends to date, and have no plans to do so in the immediate future.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities

The Company has never purchased nor does it own any equity securities of any other issuer.

ITEM 6.

    SELECTED FINANCIAL DATA

Year Ended

	12/31/08	12/31/07	12/31/06
Revenues	$518,296	$160,115	$149,476
Net Income (Loss)	$15,113	$(28,065)	$(608,676)
Net Income (Loss) Per Share, Basic and Diluted	$1.70	$(0.03)	$(0.96)
Weighted Average No. Shares, Basic and Diluted	889,533	889,533	682,387
Stockholders’ Equity (Deficit)	$(680,336)	$(695,449)	$(667,384)
Total Assets	$1,916	$8,124	$26,902
Total Liabilities	$12,402	$33,723	$24,436

ITEM 7.

    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND   RESULTS OF OPERATION

Overview

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

Plan of Operations

a.       General

The extent of our operations over the next twelve (12) months will be determined by our ability to access and purchase new inventory on terms which are attractive in the market and consistent with our business plan.  As we expand our business, this will require a continuing access to additional capital, and there is no guarantee that we will be able to access such capital on terms acceptable to the Company, if at all.  While we cannot predict exactly what our level of activity will be over the next 12 months, past experience leads us to believe that available capital resources will not be adequate to fund working capital requirements for the 12-month period which commenced January 1, 2009.

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

c.      Current and Anticipated Expenses

The Company has embarked upon an effort to become a publicly-traded company and by doing so, has incurred and will continue to incur additional significant expenses for legal, accounting and related services. Once the Company becomes a public entity, subject to the reporting requirements of the Securities Exchange Act of 1934, there will be ongoing expenses associated with the ongoing professional fees for accounting, legal and a host of other expenses for annual reports and proxy statements as well as costs to be incurred for (i) increased marketing and advertising to support any growth in sales for the Company; (ii) potential to hire additional personnel to manage and expand the Company's operations. Current monthly expenses to run the Company average approximately $5,000.  Future monthly expenses will be largely dependent on available cash.

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

During fiscal year 2005, Ilya Perlov made a non-interest-bearing loan advance to the Company, payable on demand, in the amount of $3,000.  On January 2, 2006, the Company agreed to exchange the outstanding balance of $3,000 for 20,000 shares of the Company’s common stock ($0.15 per share).  While the Company was committed to issue these shares at January 2, 2006, these shares were not physically issued until March 22, 2006 because the Company needed to increase its authorized capital and engage a transfer agent in order to facilitate the physical issuance of the shares.

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

While we cannot predict exactly what our level of activity will be over the next 12 months, past experience leads us to believe that available capital resources will not be adequate to fund working capital requirements for the 12-month period which commenced January 1, 2009.  We will therefore need to access additional capital through the issuance of additional equity and debt securities and other forms of outside funding, including additional loans from officers, directors and shareholders of the Company.  There is no assurance can be accomplished to the necessary extent, if at all. (See "Liquidity").

Liquidity

As of December 31, 2008, we had $1,902 in cash and $3,821 and no accounts receivable and a negative net working capital of $10,500.

From its inception, the Company’s basic business model has been to serve the venture capital community and the information technology firms they fund for both the acquisition of information technology equipment at prices below the factory sale pricing and the disposition/liquidation of such equipment for purposes of recovery of capital investment.  The two aspects of this strategy have been (i) to purchase, at liquidation pricing, computer equipment owned by information technology firms which are either ceasing or reducing operations or are merging with other entities with a resulting duplication of equipment and (ii) to facilitate early stage information technology firms acquisition of computer equipment at prices which are less than the cost of new equipment.  Venture Capital Funds have been the Company’s target market as they are the principal source of funding for companies which would be most likely to utilize the Company’s services.  The key elements of the Company’s strategy are (i) identification of opportunities to acquire equipment, generally in connection with a liquidation of the assets of an information technology company; (ii) acquisition of equipment which has resale value at prices which will facilitate a margin of 40-50% on resale; (iii) access to capital to acquire equipment assets for resale; (iv) resale of the equipment through various channels in a manner which will facilitate a rapid turn-around of funding; (v) to reduce general and administrative expenses to not more than 15-20% of sales revenues and (vi) maintaining lines of communication with entities who would make decisions relating to equipment purchases and divestitures.  While all of the risk factors described in this registration statement apply, the Company believes that its most significant challenge to achievement of viable, long term profitability is access to capital.  The Company is essentially a cash business.  The Company can acquire equipment at the most favorable basis where it can pay cash at the point of purchase.  The Company believes that access to additional capital will enable it to purchase equipment on the most favorable basis and enable the Company to achieve margins within targeted ranges.  The Company’s operating expenses are reasonably predictable as literally all of its sales are on a cash basis through online or other auction-type channels.  Further, the Company’s operating expenses do not tend to vary in relationship to sales volume.  Therefore, the Company believes that as sales volume increases, so should its margin of profit.  Given its current cash position, the Company believes it is questionable whether it can manage expenditures to generate sufficient cash to support its operations for the next twelve months.  In this regard, the Company’s net income for the twelve-month period ended December 31, 2008 was only $15,113, while we had a negative net working capital at said date of $10,500.  For the twelve months ended December 31, 2008, the Company used $482 cash and used cash in the amount of $1,328 in its financing activities.  The major strategic challenge facing the Company is therefore the funding of growth—most particularly, the ability to acquire more inventory for re-sale.  The Company believes that for the foreseeable future, the availability of equipment for purchase in its target markets will significantly exceed its financial resources and that the market for used information technology equipment, both in the U.S. and abroad, will continue to be strong and may even be growing.  While the Company believes that it may be able to access asset-based working capital lending, this would be limited in amount and would only support current liquidity and would not be a viable source of funding for longer term growth.  The Company believes that such funding can only achieved through sale of additional equity.  A critical element of success in raising such funding is the liquidity of the Company’s common stock.  The need for such liquidity is one of the principal reasons why the Company is seeking to become a reporting company and have its shares publicly-traded.  While there are no guarantees that it can be achieved, the Company believes that such funding can be accessed in amounts which will enable the Company to achieve growth in its sales and the achievement of long term profitability.

The potential exists that our available capital resources may not be adequate to fund our working capital requirements based upon our present level of operations for the 12-month period subsequent to January 1, 2009. A shortage of capital would affect our ability to fund our working capital requirements. If we require additional capital, funds may not be available on acceptable terms, if at all. In addition, if we raise additional capital through the sale of equity or convertible debt securities, the issuance of these securities could dilute existing shareholders. If funds are not available, this could materially adversely affect our financial condition and results of operations.

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

Going Concern.  Our independent auditors have added an explanatory paragraph to their audit issued in connection with the financial statements for the period ended December 31, 2008, relative to our ability to continue as a going concern.  The Company’s total liabilities exceeded its total assets by $10,500.  We had an accumulated deficit of $680,336 incurred through such date and recorded a profit of only $15,113 for the fiscal year ended December 31, 2008.  Because our auditors have issued a going concern opinion, there is substantial uncertainty we will continue operations in which case you could lose your investment.  Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an ongoing business for the next 12 months. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business.

Results of Operations for Comparative Years Ended December 31, 2008 and December 31, 2007

The following table summarizes the results of operations during the twelve-month periods ended December 31, 2008 and December 31, 2007:

Line Item	12/31/08 (audited)	12/31/07 (audited)	Increase (Decrease)	Percentage Increase (Decrease)

Sales	$518,296	$160,115	$358,181	223.7%
Net income (loss)	15,113	(28,065)	n/a	n/a
Operating Expenses	502,383	188,180	314,203	167.0%
Earnings (loss) per share of common stock	1.70	(0.03)	n/a	n/a

Comparisons between Cost of Sales Selling, Administrative and General Expenses for the twelve-month period ended December 31, 2008 and for the twelve-month period ended December 31, 2007 are as follows:

	12 Mos. Ended 12/31/2008	12 Mos. Ended 12/31/2007
Cost of Sales	$444,548	$126,839
Ratio of Cost of Sales to Sales	85.8%	79.2%
Selling, General and Administrative Expenses	$57,835	$61,341

We had net income of $15,113 for the twelve months ended December 31, 2008 as compared with a net loss of $28,065 for the twelve months ended December 31, 2007.  This improvement was largely due to an increase in sales and a small decrease in selling, general and administrative expenses.

The Company’s sales in any given period is significantly affected by the working capital the Company has available for the purchase of inventory.  The Company is known in Silicon Valley, California, as a liquidator of used computer equipment.  The principal source of the Company’s business leads are Venture Capital firms who have invested in information technology companies which have either ceased or reduced operations or have gone through a business combination which results in the surviving company having duplicative equipment.  The Company also generally monitors the information technology industry to identify target companies who might be in the market to liquidate to sell equipment.  The principal limitation on the Company’s ability to purchase equipment is the availability and access to funds to complete the purchase of inventory.  The Company’s sales are at least partially dependent on its ability to acquire inventory.  Simply put, without inventory, the Company has nothing to sell.  While the Company can technically act as a “middle-man” between the entity divesting equipment and the re-sale market without directly purchasing the equipment, it has found that it cannot achieve the margins on sales by so doing that it achieves by purchasing the equipment outright and acting as a principal on the re-sale as opposed to an agent

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity or capital expenditures or capital resources that is material to an investor in our securities.

Seasonality

Our operating results are not affected by seasonality.

Inflation

Our business and operating results are not affected in any material way by inflation.

Critical Accounting Policies

The Securities and Exchange Commission issued Financial Reporting Release No. 60, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies" suggesting that companies provide additional disclosure and commentary on their most critical accounting policies.  In Financial Reporting Release No. 60, the Securities and Exchange Commission has defined the most critical accounting policies as the ones that are most important to the portrayal of a company's financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain.  The nature of our business generally does not call for the preparation or use of estimates.  Due to the fact that the Company does not have any operating business, we do not believe that we do not have any such critical accounting policies.

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Set forth below are the audited financial statements for the Company for the fiscal years ended December 31, 2008 and 2007 and the reports thereon of Paritz & Co.

INTELLIGENT BUYING, INC.

FINANCIAL STATEMENTS

INDEX

INDEPENDENT AUDITORS' REPORT

FINANCIAL STATEMENTS:

Balance Sheet at December 31, 2008

Statement of Operations for the

years ended December 31, 2008 and December 31, 2007

Statement of Stockholders' Deficiency for the years

ended December 31, 2008 and 2007

Statement of Cash Flows for the years ended

December 31, 2008 and 2007

Notes to Financial Statements for period ended

December 31, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Intelligent Buying, Inc.:

We have audited the accompanying balance sheet of Intelligent Buying, Inc. as of December 31, 2008 and 2007, and the related statements of operations, changes in shareholders’ equity (deficit), and cash flows for the years ended December 31, 2008 and 2007.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Intelligent Buying, Inc. as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the years ended December 31, 2008 and 2007 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has incurred operating losses since inception and has a net capital deficit at December 31, 2008, which raises substantial doubt about its ability to continue as a going concern.  Management’s plan in regard to these matters is also discussed in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Paritz & Co.

Paritz & Co.

Hackensack, NJ

March 30, 2009

INTELLIGENT BUYING, INC.

BALANCE SHEET

		December 31, 2008 (Audited)
CURRENT ASSETS
Cash	1	$ 1,902
Accounts receivable
Inventories
TOTAL CURRENT ASSETS

Property and equipment, net		14

TOTAL ASSETS		$ 1,916

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Accounts payable and accrued expenses		$ 7,792
Due to related party		4,610
TOTAL CURRENT LIABILITIES		12,402

STOCKHOLDERS’ (DEFICIENCY):
Preferred stock (Note 5), $.001 par value,		2,500
Authorized – 25,000,000 shares
Issued and outstanding – 2,500,000 shares
Common stock, $.001 par value,
Authorized – 50,000,000 shares
Issued and outstanding – 889,533 shares		889
Additional paid-in capital		666,461
Accumulated deficit		(680,336)
TOTAL STOCKHOLDERS’ (DEFICIENCY)		(10,486)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIENCY)		$ 1,916

The accompanying notes are an integral part of these financial statements.

INTELLIGENT BUYING, INC.

STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT

	YEAR ENDED DECEMBER 31
	2008 (Audited)	2007 (Audited)

SALES:
Related Party	6,795	128,188
Other	511,501	31,927
TOTAL SALES	518,296	160,115

COSTS AND EXPENSES:
Cost of sales	444,548	126,839
Selling, general and administrative	57,835	61,341
Interest
TOTAL COSTS AND EXPENSES	502,383	188,180

INCOME (LOSS) BEFORE TAXES	15,913	(28,065)

INCOME TAXES	800	-
NET INCOME (LOSS)	15,113	(28,065)

ACCUMULATED DEFICIT- BEGINNING OF PERIOD	(695,449)	(667,384)

ACCUMULATED DEFICIT- END OF PERIOD	(680,336)	(695,449)

BASIC AND DILUTED NET INCOME (LOSS) PER
COMMON SHARE	0.02	(0.03)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	889,533	889,533

The accompanying notes are an integral part of these financial statements.

INTELLIGENT BUYING, INC.

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

-----Common Stock-----		-----Preferred Stock----
Shares	$.001 Par Value	Shares	$.001 Par Value		Additional Paid-In Capital	Accumulated Deficit	Total

Balance – January 1, 2005	20,000	$ -	-	$ -	$200	$(34,677)	$(34,477)

Net loss	-	-	-	-	-	(24,031)	(24,031)

Balance – December 31, 2005	20,000	-	-	-	200	(58,708)	(58,508)

Issuance of common stock	889,533	889	-	-	666,261	-	218,651

Conversion of common stock to Preferred Stock	(20,000)	-	2,500,000	2,500	-	-	2,500

Net loss	-	-	-	-	-	(698,676)	(160,176)

Balance – December 31, 2006	889,533	$889	2,500,000	$2,500	$666,461	$(667,384)	$ 2,467

Net loss						(28,065)	(28,065)

Balance December 31, 2007	889,533	$889	2,500,000	$2,500	$666,461	$(695,449)	$(25,599)
Net income						15,113	15,113

Balance December 31, 2008	889,533	$889	2,500,000	$2,500	$666,461	$(680,336)	$ (10,486)

The accompanying notes are an integral part of these financial statements.

INTELLIGENT BUYING, INC.

STATEMENTS OF CASH FLOWS

	YEAR ENDED DECEMBER 31
	2008 2007

OPERATING ACTIVITIES:
Net income (loss)	15,113	(28,065)
Adjustments to reconcile net income (loss) to net
cash provided by (used in) operating activities:
Depreciation and amortization	573	760
Stock-based compensation expense
Changes in operating assets and liabilities:
Accounts receivable	3,821	(3,820)
Inventory	968	1,981
Prepaid expenses and sundry current assets
Accounts payable and accrued expenses	(19,483)	6,126
Taxes payable	(510)	510
NET CASH PROVIDED BY (USED) IN OPERATING ACTIVITIES	482	(22,508)

FINANCING ACTIVITIES:
Repayments of (advances to) shareholder
Advances (Repayments) from related party	(1,328)	2,650
Proceeds from notes payable – related parties
Issuance of common stock
Issuance of preferred stock
NET CASH PROVIDED BY FINANCING ACTIVITIES	(1,328)	2,650

DECREASE IN CASH	(846)	(19,858)

CASH– BEGINNING OF PERIOD	2,748	22,606
CASH– END OF PERIOD	1,902	2,748

The accompanying notes are an integral part of these financial statements.

INTELLIGENT BUYING, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2008

(AUDITED)

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

Revenue Recognition

The Company recognizes revenue on a gross basis when it is realized or realizable and earned.  The Company considers revenue realized or realizable and earned when persuasive evidence of an arrangement exists, the product has been shipped or the services have been provided to the customer, the sales price is fixed or determinable and collectability is reasonably assured.  The Company reduces revenue for estimated customer returns, rotations and sales rebates when such amounts are estimable.  When not estimable, The Company defers revenue until the product is sold to the end customer.  The Company does not provide support on products sold unless a separate agreement for installation and setup has been entered into.  The revenue from such an agreement would be reported separately as fee income if and when such services are performed, completed and accepted by the customer.

INTELLIGENT BUYING, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2008

(AUDITED)

1.

SIGNIFICANT ACCOUNTING POLICIES (CON’T)

Comprehensive income

SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive income and its components in financial statements. SFAS No. 130 requires that all items required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement with the same prominence as other financial statements. Comprehensive income consists of net earnings, the net unrealized gains or losses on available-for-sale marketable securities, foreign currency translation adjustments, minimum pension liability adjustments and unrealized gains and losses on financial instruments qualifying for hedge accounting and is presented in the accompanying Consolidated Statement of Shareholders' Equity in accordance with SFAS No. 130.During the years ended December 31 2008 and 2007 the Company did not have any components of comprehensive income (loss) to report.

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

Stock-based compensation

The Company has adopted SFAS 123 (R) "Share-Based Payment", which addresses the accounting for share-based payment transactions. SFAS No. 123(R) eliminates the ability to account for share-based compensation transactions using APB 25, and generally requires instead that such transactions be accounted and recognized in the statement of operations based on their fair value. SFAS No. 123(R) is effective for public companies that file as small business issuers as of the first interim or annual reporting period that begins after December 15, 2005.  Depending upon the number of and terms for options that may be granted in future periods, the implementation of this standard could have a significant non-cash impact on results of operations in future periods

During the years ended December 31, 2008 and 2007, there were no stock options granted or outstanding.

INTELLIGENT BUYING, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2008

(AUDITED)

1.

SIGNIFICANT ACCOUNTING POLICIES (CON’T)

Recently issued accounting pronouncements

.

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 160, Interests in Consolidated Financial Statements - an amendment of ARB No. 51, (“SFAS 160”), that establishes and expands accounting and reporting standards for the non-controlling interest in a subsidiary. SFAS 160 is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. This Statement is required to be adopted by us in the first quarter of our fiscal year 2009. The effect the adoption of SFAS 160 will have on our financial statements will depend on the nature and size of any acquisitions we complete in the future.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations, (“SFAS 141R”), which impacts the accounting for business combinations. The statement requires changes in the measurement of assets and liabilities required in favor of a fair value method consistent with the guidance provided in SFAS 157. Additionally, the statement requires a change in accounting for certain acquisition related expenses and business adjustments which no longer are considered part of the purchase price. Adoption of this standard is required for fiscal years beginning after December 15, 2008. Early adoption of this standard is not permitted. The statement requires prospective application for all acquisitions after the date of adoption. The effect the adoption of SFAS 141R will have on our financial statements will depend on the nature and size of any acquisitions we complete in the future.

In March 2008, the FASB issued SFAS No. 161, Disclosures About Derivative Instruments and Hedging Activities, (“SFAS 161”), which requires enhanced disclosures about an entity’s derivative and hedging activities in order to improve the transparency of financial reporting. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company does not anticipate the adoption of this statement to have a material effect on its consolidated financial position and results of operations.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, (“SFAS No. 162”), which identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (“PCAOB”) amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The Company does not anticipate the adoption of this statement to have a material effect on its consolidated financial position and results of operations.

In May 2008, the FASB issued FASB Staff Position (FSP) No. 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement), (“FSP 14-1”) which specifies that issuers of these instruments should separately account for the liability and equity components in a manner that reflects the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. FSP 14-1 is also to be applied retrospectively to all periods presented except if these instruments were not outstanding during any of the periods that are presented in the annual financial statements for the period of adoption but were outstanding during an earlier period. The Company does not anticipate the adoption of this statement to have a material effect on its consolidated financial position and results of operations.

In June 2008, the FASB ratified EITF Issue 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock, (“EITF 07-5”). Paragraph 11(a) of SFAS No 133, Accounting for Derivatives and Hedging Activities, (“SFAS 133”) specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. EITF 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS 133 paragraph 11(a) scope exception. EITF 07-5 will be effective for the first annual reporting period beginning after December 15, 2008, and early adoption is prohibited. While the Company is currently still evaluating the effects of adoption of EITF 07-5, it is expected that adoption may result in the reclassification of the Company’s warrants from equity to liabilities recorded at fair value and additionally could result in bifurcation and fair value accounting for the conversion rights embedded in the Company’s Series A preferred stock.

Inventories

Inventories, consisting of computer and networking equipment, are valued at the lower of cost (first-in, first-out basis) or market (replacement cost).

2.

PROPERTY AND EQUIPMENT

A summary of property and equipment and the estimated lives used in the computation of depreciation and amortization is as follows:

	DECEMBER 30
	2008	2007

Computer equipment	$2,284	$2,284
Less accumulated depreciation	2,270	1,508
	$ 14	$ 777

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

The Company recorded no income taxes for the years ended December 31, 2008 due to the use of available net operating loss carryforwards. For the year ended December 31, 2007, the Company incurred a net loss and no tax provision was required.

INTELLIGENT BUYING, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2008

(AUDITED)

3.

 INCOME TAXES (CON’T)

Net operating loss carryforwards of approximately $660,000 at December 31, 2008 are available to offset future taxable income, if any, and expire in 2027.  This results in a net deferred tax asset, assuming an effective tax rate of 34% of approximately $225,000 at December 31, 2008.  A valuation allowance in the same amount has been provided to reduce the deferred tax asset, as realization of the asset is not assured.

4.

STOCKHOLDERS’ EQUITY (DEFICIENCY)

Preferred stock

At December 31, 2008, the Company had 2,500,000 shares of its preferred stock issued and outstanding.  The preferred shares were issued in exchange for the 20,000 shares of common stock held by the Company’s founders.  At the time of the exchange, such 20,000 shares comprised all of the issued and outstanding shares of the Company, and as a result, the exchange was treated as an “equal value” exchange with the 2,500,000 preferred shares having the same value as the 20,000 shares of common stock for which they were exchanged.  The only journal entries made at the time of the exchange were to take into account the par value of each of the shares exchanged.

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

DECEMBER 31, 2008

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

Common stock

At December 31, 2008, the Company had 889,533 shares of its common stock issued and outstanding. These shares comprised 273,333 shares issued on March 22, 2006 in exchange for certain Notes Payable (see Note 2, above), 500,000 shares issued on April 1, 2006 in consideration for certain financial advisory services and 116,200 shares issued on March 31, 2006 in connection with a private placement of common shares.  Dividends may be paid on outstanding shares of common stock as declared by the Board of Directors. Each share of common stock is entitled to one vote.

INTELLIGENT BUYING, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2008

(AUDITED)

6.

ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	DECEMBER 31
	2008	2007
Trade payables:
American Express		$6,363
Other payables- less than 5%	$2,377	1,640
Sales tax payable		865
Legal and accounting fees	5,415	8,300
	$7,792	$17,168

7.

RELATED PARTY TRANSACTIONS

The Company sells to Anchorfree Wireless, Inc., a company controlled by the principal shareholders of the Company.  During the year ended December 31, 2008 and 2007 approximately 1% and 74% respectively of the Company’s sales were made to Anchorfree.  As of December 31, 2008 and 2007, Anchorfree was not indebted to the Company for sales made in the ordinary course of business.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON

ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T).

CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer performed an evaluation of the Company’s disclosure controls and procedures. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the issuer’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of December 31, 2008.

Management’s Annual Report on Internal Control over Financial Reporting

INTELLIGENT BUYING, INC.

REPORT OF MANAGEMENT

Management prepared, and is responsible for, the financial statements and the other information appearing in this annual report. The financial statements present fairly the Company’s financial position, results of operations and cash flows in conformity with U.S. generally accepted accounting principles. In preparing its financial statements, the Company includes amounts that are based on estimates and judgments that Management believes are reasonable under the circumstances. The Company’s financial statements have been audited by Paritz & Co., an independent registered public accounting firm appointed by the Company’s Board of Directors. Management has made available to Paritz & Co. all of the Company’s financial records and related data, as well as the minutes of the stockholders’ and Directors’ meetings.

MANAGEMENT’S ASSESSMENT OF INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control system was designed to provide reasonable assurance to the Company’s Management and Directors regarding the preparation and fair presentation of published financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. This assessment was based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, we believe that as of December 31, 2008 the Company’s internal control over financial reporting is effective based on those criteria.

/S/ Eugene Malobrodsky
Eugene Malobrodsky
Chief Executive Officer

/S/ David Gorodyansky
David Gorodyansky
Chief Financial Officer

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during the fiscal year ended December 31, 2008 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.   OTHER INFORMATION

None

PART III.

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors, Executive Officers and Significant Employees

The following table sets forth information with respect to our directors and executive officers.  Other than these persons, there are no significant employees.

Name                                   Age           Position

--------------------------          -------       ---------------------------------------

Eugene Malobrodsky            27            Chief Executive Officer, Secretary and Director

David Gorodyansky              27            President, Chief Operating Officer

and Chief Financial Officer and Director

David Gorodyansky.   Founded Intelligent Buying Inc. in 2004.  From August 2001 through May 2002, he served as a Sr. Strategy Manager with Fulcrum Management.  In May 2002, he commenced the business which was the predecessor of Intelligent Buying, Inc. as a partnership with Eugene Malobrodsky.  This business became Intelligent Buying, Inc. in March 2004 and he has continued as Director and President of Intelligent Buying through the present date.  David is a member of the Society of Competitive Intelligence Professionals and an advisor on the Technology Expert Council to Gavin Newsom, the mayor of San Francisco.  He was also is the Co-Founder and currently serves as President of AnchorFree Wireless Inc., which operates Wi-Fi networks in San Francisco and Palo Alto, California.

Eugene Malobrodsky, Founded Intelligent Buying Inc. in 2004 and was active in initially funding and growth of the company.  From September 2000 through August 2001, he served as Information Technology Director of Web Ever, Inc.  From September 2001 through June 2002, he served as Sales Manager for Unix Surplus.  In May 2002, he commenced the business which was the predecessor of Intelligent Buying, Inc. as a partnership with David Gorodyansky.  This business became Intelligent Buying, Inc. in March 2004 and he has continued as Director, Chief Executive Officer, Chief Financial Officer and Secretary of Intelligent Buying through the present date.  He is currently in charge of technical operations and strategy planning.  He also currently serves as a Senior Vive President of AnchorFree Wireless, Inc., which operates Wi-Fi networks in San Francisco and Palo Alto, California.

Messrs. Gorodyansky and Malobrodsky currently each devote approximately five to ten hours per week to the business of Intelligent Buying, Inc.

Family Relationships

There are no family relationships among our directors or officers.

Audit Committee and Audit Committee Financial Expert

We do not currently have an audit committee financial expert, nor do we have an audit committee.  Our entire board of directors, which currently consists of Messrs Malobrodsky and Gordyansky, handle the functions that would otherwise be handled by an audit committee.  We do not currently have the capital resources to pay director fees to a qualified independent expert who would be willing to serve on our board and who would be willing to act as an audit committee financial expert.  As our business expands and as we appoint others to our board of directors we expect that we will seek a qualified independent expert to become a member of our board of directors.  Before retaining any such expert our board would make a determination as to whether such person is independent.

Section 16(a) Beneficial Ownership Reporting Compliance.

Section 16(a) of the Securities Act of 1934 requires the Company's officers and directors, and greater than 10% stockholders, to file reports of ownership and changes in ownership of its securities with the Securities and Exchange Commission. Copies of the reports are required by SEC regulation to be furnished to the Company. Based on management's review of these reports during the fiscal year ended December 31, 2008, all reports required to be filed were filed on a timely basis.

Code of Ethics

Our board of directors has adopted a code of ethics that our officers, directors and any person who may perform similar functions is subject to.  Currently, Messrs Malobrodsky and Gordyansky are our only officers and directors, therefore, they are the only persons subject to the Code of Ethics.  If we retain additional officers in the future to act as our principal financial officer, principal accounting officer, controller or persons serving similar functions, they would become subject to the Code of Ethics.  The Code of Ethics does not indicate the consequences of a breach of the code.  If there is a breach, the board of directors would review the facts and circumstances surrounding the breach and take action that it deems appropriate, which action may include dismissal of the employee who breached the code.  Currently, since Mr. Colligan serves as the sole director and sole officer, he is responsible for reviewing his own conduct under the Code of Ethics and determining what action to take in the event of his own breach of the Code of Ethics.

ITEM 11.  EXECUTIVE COMPENSATION.

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to our officers for services during the last three fiscal years in all capacities to us, our subsidiaries and predecessors. No executive officer received compensation of $100,000 or more in any of the last three fiscal years.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation Earnings ($)	Non- qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Eugene Malobrodsky CEO, Secretary And Director	2006 2007 2008	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0
David Gorodyansky President, COO, CFO and Director	2006 2007 2008	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0

Outstanding Equity Awards at Fiscal Year End

None of our executive officers received any equity awards, including, options, restricted stock or other equity incentives, during the fiscal year ended December 31, 2008.

Additional Narrative Disclosures

All of our employees, including our executive officers, are employed at will and none of our employees has entered into an employment agreement with us. We do not have any bonus, deferred compensation or retirement plan.

Director Compensation

We have no standard arrangements in place to compensate our directors for their service as directors or as members of any committee of directors. In the future, if we retain non-employee directors, we may decide to compensate them for their service to us as directors and members of committees.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding beneficial ownership of our common stock as of January 1, 2009 (i) by each person who is known by us to beneficially own more than five percent of our common stock; (ii) by each of our officers and directors; and (iii) by all of our officers and directors as a group:

Title of Class	Name & Address of Beneficial Owner	Office, If Any	Amount & Nature of Beneficial Ownership[1]	Percent of Class[2]
Common Stock $0.001 par value	Altitude Group, LLC (1) 2264 82nd Street Brooklyn, NY 11214	5% holder	500,000	56.21%
Common Stock $0.001 par value	Sophia Malobrodsky 260 Santa Ana Court Sunnyvale, CA 94085.	5% holder	253,333	28.48%
Common Stock $0.001 par value	Eugene Malobrodsky (2) 260 Santa Ana Court Sunnyvale, CA 94085.	CEO, Secretary And Director	-0-	0.00%
Common Stock $0.001 par value	David Gorodyansky (2) 260 Santa Ana Court Sunnyvale, CA 94085.	President, COO, CFO and Director	-0-	0.00%
Common Stock $0.001 par value	All officers and directors as a group (2 persons named above)		-0-	0.00%

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

Based on 889,533 shares of our Common Stock outstanding as of March 1, 2009.

Changes in Control

We do not currently have any arrangements which if consummated may result in a change of control of our Company.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR

 INDEPENDENCE

Certain Relationships and Transactions with Related Persons

Eugene Malobrodsky and David Gorodyansky, the sole officers and directors of the Company, are Senior Vice President and President, respectively, of AnchorFree Wireless, Inc., a related company.  For the years ended December 31, 2008 and 2007, AnchorFree Wireless, Inc. accounted for approximately 1% and 74% of the Company’s sales, respectively.  Sophia Malobrodsky, a shareholder of the company holding approximately 28.48% of the Company’s issued and outstanding common stock is the mother of Eugene Malobrodsky, the Company’s Chief Executive Officer.  Royce Diener, an owner of 4,000 shares of common stock of the Company is the father of the Company’s counsel, Robert L. B. Diener.

As of December 31, 2008, the Company owes approximately $4,610 to AnchorFree Wireless, Inc., a company controlled by the principal shareholders and officers of the Company.  These amounts represent short-term advances in the ordinary course of business and fluctuate significantly.  This amount will be used to offset future purchases by AnchorFree Wireless, Inc.

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

3. On April 1, 2006, the company issued 500,000 shares of common stock to Altitude Group, LLC pursuant to the terms of a Financial Services Agreement entered into by the Company on said date. The term of the Agreement is for a period commencing March 22, 2006 and ending on March 21, 2008 and may only be extended upon the mutual written agreement of the Parties. In consideration for Altitude providing the services set forth in the Agreement, the Company was obligated to issue to Altitude 500,000 shares of the Company’s Common Stock of the Company.  The Company has valued the services provided and to be provided by Altitude as $375,000 which was recorded as an expense in the Company’s quarter ended June 30, 2006. This valuation was determined in accordance with FASB 123—Accounting for Stock-based Compensation.

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

The aggregate fees billed by our auditors, Paritz & Co., for professional services rendered for the audit of our annual financial statements for fiscal year ended December 31, 2008 and review our interim financial statements for the first, second and third quarters of 2008 will be approximately $7,380. The aggregate fees billed by our auditors for professional services rendered for the audit of our annual financial statements for fiscal year ended December 31, 2007 were $27,715.

AUDIT-RELATED FEES

During the last two fiscal years, no fees were billed or incurred for assurance or related services by our auditors that were reasonably related to the audit or review of financial statements reported above.

TAX FEES

There were no tax preparation fees billed for the fiscal years ended December 31, 2008 or 2007.

ALL OTHER FEES

During the last two fiscal years, no other fees were billed or incurred for services by our auditors other than the fees noted above. Our board, acting as an audit committee, deemed the fees charged to be compatible with maintenance of the independence of our auditors.

THE BOARD OF DIRECTORS PRE-APPROVAL POLICIES

We do not have a separate audit committee. Our full board of directors performs the functions of an audit committee. Before an independent auditor is engaged by us to render audit or non-audit services, our board of directors pre-approves the engagement. Board of directors pre-approval of audit and non-audit services will not be required if the engagement for the services is entered into pursuant to pre-approval policies and procedures established by our board of directors regarding our engagement of the independent auditor, provided the policies and procedures are detailed as to the particular service, our board of directors is informed of each service provided, and such policies and procedures do not include delegation of our board of directors' responsibilities under the Exchange Act to our management. Our board of directors may delegate to one or more designated members of our board of directors the authority to grant pre-approvals, provided such approvals are presented to the board of directors at a subsequent meeting. If our board of directors elects to establish pre-approval policies and procedures regarding non-audit services, the board of directors must be informed of each non-audit service provided by the independent auditor. Board of directors pre-approval of non-audit services, other than review and attest services, also will not be required if such services fall within available exceptions established by the SEC. For the fiscal year ended December 31, 2008, 100% of audit-related services, tax services and other services performed by our independent auditors were pre-approved by our board of directors.

Our board has considered whether the services described above under the caption "All Other Fees", which are currently none, is compatible with maintaining the auditor's independence.

The board approved all fees described above.

PART IV

Item 15.

Exhibits, Financial Statement Schedules

The following documents are filed as part of this 10-K:

1.  FINANCIAL STATEMENTS

The following documents are filed in Part II, Item 8 of this annual report on Form 10-K:

•

Report of Paritz & Co., Independent Registered Certified Public Accounting Firm

•

Balance Sheets as of December 31, 2008 and 2007

•

Statements of Operations for the years ended December 31, 2008 and 2007

•

Statements of Changes in Stockholders’ Equity for the years ended December 31, 2008 and 2007

•

Statements of Cash Flows for the years ended December 31, 2008 and 2007

•

Notes to Financial Statements

2.  FINANCIAL STATEMENT SCHEDULES

All financial statement schedules have been omitted as they are not required, not applicable, or the required information is otherwise included.

3.  EXHIBITS

The exhibits listed below are filed as part of or incorporated by reference in this report.

Exhibit No.

Identification of Exhibit

23.1.

Consent of Paritz & Co. regarding audited financial statements for the period ending December 31, 2008

31.1.

Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley

Act of 2002.

31.2.

Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1

Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2

Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Intelligent Buying, Inc.

(Registrant)

By

/s/ Eugene Malobrodsky

Eugene Malobrodsky

Chief Executive Officer

Date

March 30, 2009

By

/s/ Eugene Malobrodsky

David Gorodyansky

Chief Financial Officer and Principal Accounting Officer

Date

March 30, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity and on the date indicated.

By

/s/ Eugene Malobrodsky

Eugene Malobrodsky

Director

Date

March 30, 2009

By

/s/ David Gorodyansky

David Gorodyansky

Director

Date

March 30, 2009