Form 10-Q
period 2009-03-31
Intelligent Buying, Inc.
filed 2009-05-19
CIK 1358633

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarter ended March 31, 2009

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

___n/a__
Former address if changed since last report

Check  whether the issuer (1) filed all reports  required to be filed by Section 13 or 15(d) of the  Exchange  Act  during  the past 12  months  and (2) has been subject to such filing requirements for the past 90 days. Yes ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every interactive Data  File  required to be submitted and posted pursuant to Rule 405 of Regulation  S-T  during  the preceding 12 months (or  for  such  shorter  period  that  the  registrant  was required to submit and post such files).  ☐ Yes  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).               Yes ☐ No ☒

Securities registered under Section 12(g) of the Exchange Act:

Common Stock $.001 par value

There are 889,533 shares of common stock outstanding as of May 1, 2009.

TABLE OF CONTENTS
_________________

PART I – FINANCIAL INFORMATION

ITEM  1.      INTERIM FINANCIAL STATEMENTS

INTELLIGENT BUYING, INC.

BALANCE SHEET

	March 31, 2009 Unaudited	December 31, 2008 (Audited)
CURRENT ASSETS
Cash	$770	$1,902
Accounts receivable
Inventories
TOTAL CURRENT ASSETS

Property and equipment, net		14

TOTAL ASSETS	$770	$1,916

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Accounts payable and accrued expenses	$9,644	$7,792
Due to related party	4,979	4,610

TOTAL CURRENT LIABILITIES	14,623	12,402

STOCKHOLDERS’ (DEFICIENCY):
Preferred stock (Note 5), $.001 par value, Authorized – 25,000,000 shares Issued and outstanding – 2,500,000 shares	2,500	2,500
Common stock, $.001 par value, Authorized – 50,000,000 shares Issued and outstanding – 889,533 shares	889	889
Additional paid-in capital	666,461	666,461
Accumulated deficit	(683,703)	(680,336)
TOTAL STOCKHOLDERS’ (DEFICIENCY)	(16,353)	(10,486)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIENCY)	$770	$1,916

The accompanying notes are an integral part of these financial statements.

INTELLIGENT BUYING, INC.

STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT

	THREE MONTHS ENDED MARCH 31
	2009 (Unaudited)	2008 (Unaudited)

SALES:
Related Party	-	$5,234
Other	-	482,332
TOTAL SALES	-	$487,566

COSTS AND EXPENSES:
Cost of sales		431,303
Selling, general and administrative	$3,367	22,437
Interest
TOTAL COSTS AND EXPENSES	$3,367	453,740

INCOME (LOSS) BEFORE TAXES	(3,367)	33,826

INCOME TAXES

NET INCOME (LOSS)	(3,367)	33,826

ACCUMULATED DEFICIT- BEGINNING OF PERIOD	(680,336)	(695,449)

ACCUMULATED DEFICIT- END OF PERIOD	(683,703)	$(661,623)

BASIC AND DILUTED NET INCOME (LOSS) PER
COMMON SHARE	$0.00	$0.04

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	889,533	889,533

The accompanying notes are an integral part of these financial statements.

NTELLIGENT BUYING, INC.

STATEMENTS OF CASH FLOWS

	THREE MONTHS ENDED MARCH 31
	2009	2008
OPERATING ACTIVITIES:
Net income (loss)	$(3,367)	$33,826
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	14	190
Stock-based compensation expense	—	-
Changes in operating assets and liabilities:
Accounts receivable	-	2,242
Inventory	-	809
Prepaid expenses and sundry current assets		-
Accounts payable and accrued expenses	2,221	(450)
Taxes payable	-	(443)
NET CASH PROVIDED BY (USED) IN OPERATING ACTIVITIES	1,132	36,174

INVESTING ACTIVITIES:
Acquisition of property and equipment	-	-
Disposition of property and equipment	-	-
(Increase) decrease in security deposits	-	-
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	-	-

FINANCING ACTIVITIES:
Repayments of (advances to) shareholder
Advances (Repayments) from related party	-	5,290
Proceeds from notes payable – related parties	-
Issuance of common stock	-
Issuance of preferred stock	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	-	5,290

INCREASE (DECREASE) IN CASH	(1,132)	41,464

CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	1,902	2,748
CASH AND CASH EQUIVALENTS – END OF PERIOD	$770	$44,212

The accompanying notes are an integral part of these financial statements.

INTELLIGENT BUYING, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2009
(UNAUDITED)

1.           SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared on substantially the same basis as the audited financial statements included in the Intelligent Buying Inc. Annual Report on Form 10-K for the year ended December 31, 2008. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission (SEC) rules and regulations regarding interim financial statements. All amounts included herein related to the condensed financial statements as of March 31, 2009 and the three months ended March 31, 2009 and 2008 are unaudited and should be read in conjunction with the audited financial statements and the notes there to included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

In the opinion of management, the accompanying financial statements include all necessary adjustments for the fair presentation of the Company’s financial position, results of operations and cash flows. The results of operations for the interim periods presented are not necessarily indicative of the operating results to be expected for any subsequent interim period or for the full fiscal year ending December 31, 2009.

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

MARCH 31, 2009
(UNAUDITED)

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

INTELLIGENT BUYING, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2009
(UNAUDITED)

SIGNIFICANT ACCOUNTING POLICIES (CON’T)

Recently issued accounting pronouncements

In September 2006, the Financial Accounting Standard Board issued SFAS No. 157 “Fair Value Measurement” that provides enhanced guidance for using fair value to measure assets and liabilities. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances.

This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. Currently this pronouncement has no effect on our financial statements.

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (FIN 48), which provides clarification related to the process associated with accounting for uncertain tax positions recognized in consolidated financial statements. FIN 48 prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. FIN 48 also provides guidance related to, among other things, classification, accounting for interest and penalties associated with tax positions, and disclosure requirements. Currently this pronouncement has no effect on our financial statements.

FSP FAS 123(R)-5 was issued on October 10, 2006. The FSP provides that instruments that were originally issued as employee compensation and then modified, and that modification is made to the terms of the instrument solely to reflect an equity restructuring that occurs when the holders are no longer employees, then no change in the recognition or the measurement (due to a change in classification) of those instruments will result if both of the following conditions are met: (a). There is no increase in fair value of the award (or the ratio of intrinsic value to the exercise price of the award is preserved, that is, the holder is made whole), or the anti-dilution provision is not added to the terms of the award in contemplation of an equity restructuring; and (b). All holders of the same class of equity instruments (for example, stock options) are treated in the same manner. The provisions in this FSP shall be applied in the first reporting period beginning after the date the FSP is posted to the FASB website. Currently, this pronouncement has no effect on our financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure, on an item-by-item basis, specified financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are required to be reported in earnings at each reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, the provisions of which are required to be applied prospectively. Currently this pronouncement has no effect on our financial statements.

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), Business Combinations, which replaces SFAS No 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of SFAS 141 is not currently expected to have a material effect on the Company’s financial position, results of operations, or cash flows.

INTELLIGENT BUYING, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2009
(UNAUDITED)

SIGNIFICANT ACCOUNTING POLICIES (CON’T)

In December 2007, the FASB issued SFAS No. 160. “Noncontrolling Interests in Consolidated Financial Statements-and Amendment of ARB No. 51.” SFAS 160 establishes accounting and reporting standards pertaining to ownership interests in subsidiaries held by parties other than the parent, the amount of net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of any retained noncontrolling equity investment when a subsidiary is deconsolidated. This statement also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. The adoption of SFAS 160 is not currently expected to have a material effect on the Company’s financial position, results of operations, or cash flows.

In March 2008, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The company is currently evaluating the impact of adopting SFAS. No. 161 on its financial statements.

Effective January 1, 2009, the Company adopted Financial Accounting Standards Board's (FASB) Statement No. 160 (FAS 160), “Noncontrolling Interests in Consolidated Financial Statements – an Amendment of ARB No. 51.” FAS 160 changed the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity.  FAS 160 required retrospective adoption of the presentation and disclosure requirements for existing minority interests.  All other requirements of FAS 160 will be applied prospectively.  The adoption of FAS 160 did not have a material impact on the Corporation’s financial statements.

Inventories

Inventories, consisting of computer and networking equipment, are valued at the lower of cost (first-in, first-out basis) or market (replacement cost).

2.  PROPERTY AND EQUIPMENT

A summary of property and equipment and the estimated lives used in the computation of depreciation and amortization is as follows:

	MARCH 31
	2009	2008

Computer equipment	$2,284	$2,284
Less accumulated depreciation	2,284	1,887
	-	397

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

The Company recorded no income taxes for the years ended December 31, 2008 due to the use of available net operating loss carryforwards. For the year ended December 31, 2007, the Company incurred a net loss and no tax provision was required

INTELLIGENT BUYING, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2009
(UNAUDITED)

INCOME TAXES (CON’T)

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

4.  STOCKHOLDERS’ DEFICIENCY

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

•
Liquidation preference—In the event of any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company, holders of Series A Preferred Stock shall be entitled, before any distribution or payment out of the assets of the Company may be made to or set aside for the holders of any common stock, to receive in full an amount equal to $2.00 per share, together with an amount equal to all accrued and unpaid dividends accrued to the date of payment.

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

•	whether the series will have voting rights in addition to the voting rights provided by law and, if so, the terms of the voting rights;

INTELLIGENT BUYING, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2009
(UNAUDITED)

STOCKHOLDERS’ DEFICIENCY (CON’T)

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

Common stock

At March 31, 2009, the Company had 889,533 shares of its common stock issued and outstanding. These shares comprised 273,333 shares issued on March 22, 2006 in exchange for certain Notes Payable (see Note 2, above), 500,000 shares issued on April 1, 2006 in consideration for certain financial advisory services and 116,200 shares issued on March 31, 2006 in connection with a private placement of common shares.  Dividends may be paid on outstanding shares of common stock as declared by the Board of Directors. Each share of common stock is entitled to one vote.

5.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	MARCH 31
	2009	2008

American Express	$55	$16,380
Due to Officer	7,240
Other payables- less than 5%
Sales tax payable
Legal and accounting fees	7,328	10,445
	$14,623	$26,825

6.  RELATED PARTY TRANSACTIONS

The Company sells to Anchorfree Wireless, Inc., a company controlled by the principal shareholders of the Company.  During the three months ended March 31, 2009, the company had no sales to Anchorfree. During the three months ended March 31, 2008 approximately 1% of the Company’s sales were made to Anchorfree.  As of March 31, 2009 and 2008, Anchorfree was not indebted to the Company for sales made in the ordinary course of business.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following discussion should be read in conjunction with our unaudited financial statements and the notes thereto.

Forward-Looking Statements

This quarterly report contains forward-looking statements and information relating to us that are based on the beliefs of our management as well as assumptions made by, and information currently available to, our management. When used in this report, the words "believe," "anticipate," "expect," "estimate," “intend”, “plan” and similar expressions, as they relate to us or our management, are intended to identify forward-looking statements. These statements reflect management's current view of us concerning future events and are subject to certain risks, uncertainties and assumptions, including among many others: a general economic downturn; a downturn in the securities markets; federal or state laws or regulations having an adverse effect on proposed transactions that we desire to effect; Securities and Exchange Commission regulations which affect trading in the securities of "penny stocks,"; and other risks and uncertainties. Should any of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this report as anticipated, estimated or expected. The accompanying information contained in this registration statement, including, without limitation, the information set forth under the heading “Management’s Discussion and Analysis or Plan of Operation — Risk Factors" identifies important additional factors that could materially adversely affect actual results and performance. You are urged to carefully consider these factors. All forward-looking statements attributable to us are expressly qualified in their entirety by the foregoing cautionary statement.

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

Results of Operations for Fiscal Quarter Ended March 31, 2009 Compared To March 31, 2008

During the first fiscal quarter of 2009, we had no revenues and had a net loss of $(3,367) compared to a net profit of $33,826 on revenues of $487,566 in the first fiscal quarter of 2008. Selling, general and administrative expenses in the first quarter of 2009 were $3,367 compared to $22,437 in the first quarter of 2008.  We paid no rent or salaries during the quarter.

Liquidity and Capital Resources

We had $770 cash on hand at the end of the first quarter of 2009 and total current assets of 770.  Since inception, we have accumulated a deficit of $683,703. As of March 31, 2009 we had total liabilities of $14,623 and a negative net working capital of $(13,853).

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

Going Concern.  Our independent auditors have added an explanatory paragraph to their audit issued in connection with the financial statements for the period ended December 31, 2008, relative to our ability to continue as a going concern.  The Company has suffered net losses and as of December 31, 2008, its total liabilities exceeded its total assets by $10,486.  We had negative working capital of $10,486 as of December 31, 2008, we had an accumulated deficit of $680,336 incurred  through  such date and recorded a profit of only $15,113 for the fiscal year ended December 31, 2008.  Because our auditors have issued a going concern opinion, there is substantial uncertainty we will continue operations in which case you could lose your investment.  Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an ongoing business for the next 12 months. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business.

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

Item 4A(T). CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of March 31, 2009. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM1(A)	RISK FACTORS

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES

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

Date: May 18, 2009
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