Form 10-Q
period 2009-06-30
Intelligent Buying, Inc.
filed 2009-08-14
CIK 1358633

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarter ended June 30, 2009

Commission File Number: 333-133327

INTELLIGENT BUYING, INC.

(Exact name of registrant as specified in its charter)

California	20-0956471
(State of organization)	(I.R.S. Employer Identification No.)

  260 Santa Ana Court
Sunnyvale, CA 94085

(Address of principal executive offices)

(408) 505-2394

Registrant’s telephone number, including area code

      n/a
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

Common Stock $.001 par value

There are 889,533 shares of common stock outstanding as of August 1, 2009.

PART I – FINANCIAL INFORMATION

ITEM  1.      INTERIM FINANCIAL STATEMENTS

INTELLIGENT BUYING, INC.

BALANCE SHEET

	June 30, 2009 Unaudited	December 31, 2008 (Audited)
CURRENT ASSETS
Cash	$663	$1,902
Accounts receivable
Inventories	5,614	-
TOTAL CURRENT ASSETS	6,277

Property and equipment, net	-	14

TOTAL ASSETS	$6,277	$1,916

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Accounts payable and accrued expenses	$20,767	$7,792
Due to related party	7,361	4,610

TOTAL CURRENT LIABILITIES	28,128	12,402

STOCKHOLDERS’ EQUITY (DEFICIENCY):
Preferred stock (Note 5), $.001 par value, Authorized – 25,000,000 shares Issued and outstanding – 2,500,000 shares	2,500	2,500
Common stock, $.001 par value, Authorized – 50,000,000 shares Issued and outstanding – 889,533 shares	889	889
Additional paid-in capital	666,461	666,461
Accumulated deficit	(691,701)	(680,336)
TOTAL STOCKHOLDERS’ (DEFICIENCY)	(21,851)	(10,486)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIENCY)	$6,277	$1,916

The accompanying notes are an integral part of these financial statements.

INTELLIGENT BUYING, INC.

STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT

	SIX MONTHS ENDED JUNE 30
	2009 (Unaudited)	2008 (Unaudited)

SALES:
Related Party	$2,456	$6,412
Other	482	509,064
TOTAL SALES	2,938	515,476

COSTS AND EXPENSES:
Cost of sales	1,695	442,320
Selling, general and administrative	11,808	47,106
TOTAL COSTS AND EXPENSES	13,503	489,426

INCOME (LOSS) BEFORE TAXES	(10,565)	26,050

INCOME TAXES	800	800

NET INCOME (LOSS)	(11,365)	25,250

ACCUMULATED DEFICIT- BEGINNING OF PERIOD	(680,336)	(695,449)

ACCUMULATED DEFICIT- END OF PERIOD	$(691,701)	$(670,199)

BASIC AND DILUTED NET INCOME (LOSS) PER COMMON SHARE	$(0.01)	$0.03

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	889,533	889,533

The accompanying notes are an integral part of these financial statements.

INTELLIGENT BUYING, INC.

STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT

	THREE MONTHS ENDED JUNE 30
	2009 (Unaudited)	2008 (Unaudited)

SALES:
Related Party	$2,456	$1,200
Other	482	26,711
TOTAL SALES	2,938	27,911

COSTS AND EXPENSES:
Cost of sales	1,695	11,017
Selling, general and administrative	8,441	24,670
TOTAL COSTS AND EXPENSES	10,136	35,687

INCOME (LOSS) BEFORE TAXES	(7,198)	(7,776)

INCOME TAXES	800	800

NET INCOME (LOSS)	(7,998)	(8,576)

ACCUMULATED DEFICIT- BEGINNING OF PERIOD	(683,703)	(661,623)

ACCUMULATED DEFICIT- END OF PERIOD	$(691,701)	$(670,199)

BASIC AND DILUTED NET INCOME (LOSS) PER COMMON SHARE	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	889,533	889,533

The accompanying notes are an integral part of these financial statements.

INTELLIGENT BUYING, INC.

STATEMENTS OF CASH FLOWS

	SIX MONTHS ENDED JUNE 30
	2009	2008
OPERATING ACTIVITIES:
Net income (loss)	$(11,365)	$25,250
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	14	324
Stock-based compensation expense	-	-
Changes in operating assets and liabilities:
Accounts receivable	-	3,361
Inventory	(5,614)	968
Prepaid expenses and sundry current assets	-	-
Accounts payable and accrued expenses	14,599	(18,200)
Taxes payable		(269)
NET CASH PROVIDED BY (USED) IN OPERATING ACTIVITIES	(2,366)	11,434

INVESTING ACTIVITIES:
Acquisition of property and equipment	-	-
Disposition of property and equipment
(Increase) decrease in security deposits	-	-
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	-	-

FINANCING ACTIVITIES:
Repayments of (advances to) shareholder	-	-
Advances (Repayments) from related party	1,127	(1,537)
Proceeds from notes payable – related parties	-	-
Issuance of common stock	-	-
Issuance of preferred stock	-	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,127	(1,537)

INCREASE (DECREASE) IN CASH	(1,239)	9,897
	-	-
CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	1,902	2,748
CASH AND CASH EQUIVALENTS – END OF PERIOD	663	$12,645
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

The accompanying notes are an integral part of these financial statements.

INTELLIGENT BUYING, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2009
(UNAUDITED)

1.	SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared on substantially the same basis as the audited financial statements included in the Intelligent Buying Inc. Annual Report on Form 10-K for the year ended December 31, 2008. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission (SEC) rules and regulations regarding interim financial statements. All amounts included herein related to the condensed financial statements as of June 30, 2009 and the three and six months ended June 30, 2009 and 2008 are unaudited and should be read in conjunction with the audited financial statements and the notes there to included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. In the opinion of management, the accompanying financial statements include all necessary adjustments for the fair presentation of the Company’s financial position, results of operations and cash flows. The results of operations for the interim periods presented are not necessarily indicative of the operating results to be expected for any subsequent interim period or for the full fiscal year ending December 31, 2009.

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

JUNE 30, 2009
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

JUNE 30, 2009
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

JUNE 30, 2009
(UNAUDITED)

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

4.  STOCKHOLDERS’ EQUITY (DEFICIENCY)

Preferred stock

At June 30, 2009, the Company had 2,500,000 shares of its preferred stock issued and outstanding.  The preferred shares were issued in exchange for the 20,000 shares of common stock held by the Company’s founders.  At the time of the exchange, such 20,000 shares comprised all of the issued and outstanding shares of the Company, and as a result, the exchange was treated as an “equal value” exchange with the 2,500,000 preferred shares having the same value as the 20,000 shares of common stock for which they were exchanged.  The only journal entries made at the time of the exchange were to take into account the par value of each of the shares exchanged.

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

•
Convertible at the option of the holder into two shares of common stock at any time following the effective date of the first registration statement filed by the Company with the U.S. Securities and Exchange Commission.  All unconverted shares of preferred stock shall automatically convert into two shares of common stock on the earlier to occur of April 1, 2010 or any change in control (as in the Certificate of Determination).

Additionally, from time to time the Board of Directors may designate additional classes of preferred stock with designations, rights and preferences to be determined by the Company’s board of directors. The issuance of the preferred stock and additional shares of the preferred stock in the future could adversely affect the rights of the holders of the common stock.

INTELLIGENT BUYING, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2009
(UNAUDITED)

4. STOCKHOLDERS’ EQUITY (DEFICIENCY) CON’T

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

Common stock

At June 30, 2009, the Company had 889,533 shares of its common stock issued and outstanding. These shares comprised 273,333 shares issued on March 22, 2006 in exchange for certain Notes Payable (see Note 2, above), 500,000 shares issued on April 1, 2006 in consideration for certain financial advisory services and 116,200 shares issued on March 31, 2006 in connection with a private placement of common shares.  Dividends may be paid on outstanding shares of common stock as declared by the Board of Directors. Each share of common stock is entitled to one vote.

5.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	JUNE 30,
	2009	2008

American Express	$7,439	$4,354
Due to related party	7,361
Other payables	7,408	2,273
Sales tax payable	225	3,248
Legal and accounting fees	5,695	8,300
	$28,128	$18,175

INTELLIGENT BUYING, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2009
(UNAUDITED)

6.  RELATED PARTY TRANSACTIONS

The Company sells to Anchorfree Wireless, Inc., a company controlled by the principal shareholders of the Company.  During the six months ended June 30, 2009, the company had sales of $2,456 to Anchorfree. During the six months ended June 30, 2008 approximately 84% of the Company’s sales were made to Anchorfree.  As of June 30, 2009 and 2008, Anchorfree was not indebted to the Company for sales made in the ordinary course of business.

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

Results of Operations for Fiscal Quarter Ended June 30, 2009 Compared To June 30, 2008

During the second fiscal quarter of 2009, we had a net loss of $(7,198) on revenues of $2,938 compared to a net loss of $(7,776) on revenues of $27,911 in the second fiscal quarter of 2008. Selling, general and administrative expenses in the second quarter of 2009 were $8,441 compared to $24,670 in the second quarter of 2008.  We paid no rent or salaries during the quarter.

Results of Operations for the Six Months Ended June 30, 2009 Compared To June 30, 2008

During the first six months of 2009, we had a net loss of $(11,365) compared to a net profit of $25,250 on revenues of $515,475 in the first six months of 2008. Selling, general and administrative expenses in the first six months of 2009 were $11,808 compared to $47,106 in the first six months of 2008.  We paid no rent or salaries during the period.

Liquidity and Capital Resources

We had $883 cash on hand at the end of the second quarter of 2009 and total current assets of $6,277.  Since inception, we have accumulated a deficit of $691,701. As of June 30, 2009 we had total liabilities of $28,128 and a negative net working capital of $(21,851).

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

Item 4A(T). CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of June 30, 2009. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 1(A)                          RISK FACTORS

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

Date: August 14, 2009
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