Form 10-Q
period 2009-09-30
Intelligent Buying, Inc.
filed 2009-11-16
CIK 1358633

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarter ended September 30, 2009

Commission File Number: 333-133327

INTELLIGENT BUYING, INC.
______________________________________________________
(Exact name of registrant as specified in its charter)

California	20-0956471
(State of organization)	(I.R.S. Employer Identification No.)

  260 Santa Ana Court
Sunnyvale, CA 94085
___________________________________
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

Common Stock $.001 par value

There are 889,533 shares of common stock outstanding as of November 10, 2009.

TABLE OF CONTENTS
_________________

PART I – FINANCIAL INFORMATION

ITEM  1.      INTERIM FINANCIAL STATEMENTS

INTELLIGENT BUYING, INC.

BALANCE SHEET

	September 30, 2009 (Unaudited)	December 31, 2008 (Audited)
CURRENT ASSETS
Cash	$763	$1,902
Accounts receivable
Inventories	174
TOTAL CURRENT ASSETS	937	1,902

Property and equipment, net		14

TOTAL ASSETS	$937	$1,916

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Accounts payable and accrued expenses	$11,425	$7,792
Due to related party	6,738	4,610
Taxes payable	1,615
TOTAL CURRENT LIABILITIES	19,778	12,402

STOCKHOLDERS’ EQUITY (DEFICIENCY):
Preferred stock (Note 5), $.001 par value,
Authorized – 25,000,000 shares
Issued and outstanding – 2,500,000 shares	2,500	2,500
Common stock, $.001 par value,
Authorized – 50,000,000 shares
Issued and outstanding – 889,533 shares	889	889
Additional paid-in capital	666,461	666,461
Accumulated deficit	(688,691)	(680,336)
TOTAL STOCKHOLDERS’ (DEFICIENCY)	(18,841)	(10,486)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIENCY)	$937	$1,916

The accompanying notes are an integral part of these financial statements.

INTELLIGENT BUYING, INC.

STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT

	NINE MONTHS ENDED SEPTEMBER 30
	2009 (Unaudited)	2008 (Unaudited)

SALES:
Related Party	$13,740	$5,645
Other	5,355	512,481
TOTAL SALES	$19,095	$518,126

COSTS AND EXPENSES:
Cost of sales	9,865	444,409
Selling, general and administrative	17,585	52,323
TOTAL COSTS AND EXPENSES	27,450	496,732

INCOME (LOSS) BEFORE TAXES	(8,355)	21,394

INCOME TAXES	-	800

NET INCOME (LOSS)	(8,355)	20,593

ACCUMULATED DEFICIT- BEGINNING OF PERIOD	(680,336)	(695,449)

ACCUMULATED DEFICIT- END OF PERIOD	$(688,691)	$(674,855)

BASIC AND DILUTED NET INCOME (LOSS) PER
COMMON SHARE	$(0.01)	$0.02

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	889,533	889,533

The accompanying notes are an integral part of these financial statements.

INTELLIGENT BUYING, INC.

STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT

	THREE MONTHS ENDED SEPTEMBER 30
	2009 (Unaudited)	2008 (Unaudited)

SALES:
Related Party	$11,305	$1,925
Other	4,851	1,050
TOTAL SALES	$16,156	$2,975

COSTS AND EXPENSES:
Cost of sales	8,171	2,367
Selling, general and administrative	4,975	5,264
TOTAL COSTS AND EXPENSES	13,146	7,631

INCOME (LOSS) BEFORE TAXES	3,010	(4,656)

NET INCOME (LOSS)	3,010	(4,656)

ACCUMULATED DEFICIT- BEGINNING OF PERIOD	(691,701)	(670,199)

ACCUMULATED DEFICIT- END OF PERIOD	$(688,691)	$(674,855)

BASIC AND DILUTED NET INCOME (LOSS) PER
COMMON SHARE	$0.00	$(0.01)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	889,533	889,533

The accompanying notes are an integral part of these financial statements.

INTELLIGENT BUYING, INC.

STATEMENTS OF CASH FLOWS

	NINE MONTHS ENDED SEPTEMBER 30
	2009	2008

OPERATING ACTIVITIES:
Net income (loss)	$(8,355)	$20,594
Adjustments to reconcile net income (loss) to net
cash provided by (used in) operating activities:
Depreciation and amortization	14	455
Changes in operating assets and liabilities:
Accounts receivable		2,576
Inventory	(174)	968
Accounts payable and accrued expenses	4,433	(18,699)
Taxes payable	815	(279)
NET CASH PROVIDED BY (USED) IN OPERATING ACTIVITIES	(3,267)	5,614

FINANCING ACTIVITIES:
Issuance of preferred stock	2,128	(790)
NET CASH PROVIDED BY FINANCING ACTIVITIES	2,128	(790)

DECREASE IN CASH	(1,139)	4,823

CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	1,902	2,748
CASH AND CASH EQUIVALENTS – END OF PERIOD	$763	$7,571

The accompanying notes are an integral part of these financial statements.

INTELLIGENT BUYING, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2009
(UNAUDITED)

1.	SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared on substantially the same basis as the audited financial statements included in the Intelligent Buying Inc. Annual Report on Form 10-K for the year ended December 31, 2008. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission (SEC) rules and regulations regarding interim financial statements. All amounts included herein related to the condensed financial statements as of September 30, 2009 and the nine months ended September 30, 2009 and 2008 are unaudited and should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

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

SEPTEMBER 30, 2009
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

INTELLIGENT BUYING, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2009
(UNAUDITED)

Recently issued accounting pronouncements

FASB Accounting Standards Codification

(Accounting Standards Update (“ASU”) 2009-01)

In June 2009, FASB approved the FASB Accounting Standards Codification (“the Codification”) as the single source of authoritative nongovernmental GAAP. All existing accounting standard documents, such as FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and other related literature, excluding guidance from the SEC, have been superseded by the Codification. All other non-grandfathered, non-SEC accounting literature not included in the Codification has become nonauthoritative. The Codification did not change GAAP, but instead introduced a new structure that combines all authoritative standards into a comprehensive, topically organized online database. The Codification is effective for interim or annual periods ending after September 15, 2009, and impacts the Company’s financial statements as all future references to authoritative accounting literature will be referenced in accordance with the Codification. There have been no changes to the content of the Company’s financial statements or disclosures as a result of implementing the Codification during the quarter ended October 6, 2009.

As a result of the Company’s implementation of the Codification during the quarter ended October 6, 2009, previous references to new accounting standards and literature are no longer applicable. In the current quarter financial statements, the Company will provide reference to both new and old guidance to assist in understanding the impacts of recently adopted accounting literature, particularly for guidance adopted since the beginning of the current fiscal year but prior to the Codification.

Subsequent Events

(Included in ASC 855 “Subsequent Events”, previously SFAS No. 165 “Subsequent Events”)

ASC 855 established general standards of accounting for and disclosure of events that occur after the balance sheet date, but before the financial statements are issued or available to be issued (“subsequent events”). An entity is required to disclose the date through which subsequent events have been evaluated and the basis for that date. For public entities, this is the date the financial statements are issued. ASC 855 does not apply to subsequent events or transactions that are within the scope of other GAAP and did not result in significant changes in the subsequent events reported by the Company. ASC 855 became effective for interim or annual periods ending after June 15, 2009 and did not impact the Company’s consolidated financial statements. The Company evaluated for subsequent events through November 12, 2009, the issuance date of the Company’s financial statements.

Inventories

Inventories, consisting of computer and networking equipment, are valued at the lower of cost (first-in, first-out basis) or market (replacement cost).

INTELLIGENT BUYING, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2009
(UNAUDITED)

2.	PROPERTY AND EQUIPMENT

A summary of property and equipment and the estimated lives used in the computation of depreciation and amortization is as follows:

	SEPTEMBER 30
	2009	2008

Computer equipment	$2,284	$2,284
Less accumulated depreciation	2,284	2,153
	$-	$132

INTELLIGENT BUYING, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2009
(UNAUDITED)

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

•
 Additionally, from time to time the Board of Directors may designate additional classes of preferred stock with designations, rights and preferences to be determined by the Company’s board of directors. The issuance of the preferred stock and additional shares of the preferred stock in the future could adversely affect the rights of the holders of the common stock.

INTELLIGENT BUYING, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2009
(UNAUDITED)

NOTE 5. STOCKHOLDERS’ EQUITY (DEFICIENCY) CON’T

•    With respect to such preferred shares, the Board of Directors may determine, without further vote or action by their stockholders:

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

Common stock

At September 30, 2009, the Company had 889,533 shares of its common stock issued and outstanding. These shares comprised 273,333 shares issued on March 22, 2006 in exchange for certain Notes Payable (see Note 2, above), 500,000 shares issued on April 1, 2006 in consideration for certain financial advisory services and 116,200 shares issued on March 31, 2006 in connection with a private placement of common shares.  Dividends may be paid on outstanding shares of common stock as declared by the Board of Directors. Each share of common stock is entitled to one vote.

INTELLIGENT BUYING, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2009
(UNAUDITED)

6.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	SEPTEMBER 30
	2009	2008
Trade payables:
American Express	$6,449	$2,261
Corp tax payable	800
Other payables- less than 5%	431	2,365
Sales tax payable	815	231
Legal and accounting fees	4,545	3,950
	$13,040	$8,807

7.	RELATED PARTY TRANSACTIONS

The Company sells to Anchorfree Wireless, Inc., a company controlled by the principal shareholders of the Company.  During the nine months ended September 30, 2009 and 2008 approximately 72% and 1% respectively of the Company’s sales were made to Anchorfree.  As of September 30, 2008 and 2007, Anchorfree was not indebted to the Company for sales made in the ordinary course of business.

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

Results of Operations for Fiscal Quarter Ended September 30, 2009 Compared To September 30, 2008

During the third fiscal quarter of 2009, we had income of $3,010 on revenues of $16,156 compared to a net loss of $(4,656) on revenues of $2,975 in the third fiscal quarter of 2008. Selling, general and administrative expenses in the third quarter of 2009 were $4,975 compared to $5,264 in the third quarter of 2008.  We paid no rent or salaries during the quarter.

Results of Operations for theNine Months Ended September 30, 2009 Compared To September 30, 2008

During the first nine months of 2009, we had a net loss of $(8,355) on revenues of $19.095 compared to a net profit of $20,593 on revenues of $518,126 in the first nine months of 2008. Selling, general and administrative expenses in the first nine months of 2009 were $17,585 compared to $52,323 in the first nine months of 2008.  We paid no rent or salaries during the period.

Liquidity and Capital Resources

We had $783 cash on hand at the end of the third quarter of 2009 and total current assets of $937.  Since inception, we have accumulated a deficit of $688,691. As of September 30, 2009 we had total liabilities of $19,778 and a negative net working capital of $(18,841).

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

Item 4A(T).  CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.  Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process.  Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

As of September 30, 2009, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.  This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures and (2) inadequate segregation of duties consistent with control objectives.  The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of September 30, 2009.

Management believes that the material weakness set forth in item (2) above did not have an effect on our financial results.  However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

Management’s Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

We will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us.  And, we plan to appoint one or more outside directors to our board of directors who shall be appointed to an audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us.

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on our Board.

We anticipate that these initiatives will be at least partially, if not fully, implemented by December 31, 2010.  Additionally, we plan to test our updated controls and remediate our deficiencies by December 31, 2010.

Changes in internal controls over financial reporting

There was no change in our internal controls over financial reporting that occurred during the period covered by this report, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Date: November 16, 2009
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