Form 10-K
period 2009-12-31
Intelligent Buying, Inc.
filed 2010-03-31
CIK 1358633

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934

for the fiscal year ended December 31, 2009

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
☐ Yes ☒ No

State issuer's revenues for its most recent fiscal year: $59,624

As of March 1, 2010, the aggregate market value of voting Common Stock held by non-affiliates cannot be calculated as there exists no market for the quotation of the registrant’s securities.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 889,533 shares of common stock as of March 1, 2010.

TABLE OF CONTENTS

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

Competition

Our primary competition is the original manufacturers of the equipment we sell such as Cisco, Sun Microsystems and the like.  Notwithstanding, we believe that we can work in concert with the manufacturers as a clearing house for excess products outside of their normal marketing channels. Our major competitive advantage is price, as our inventory is generally available to the public at prices which are substantially below the prices for new equipment.  Our inventory is also available for immediate delivery.  We do face competition from other online auction services such as eBay, Overstock.com and uBid.com.  While we believe that our services are superior to these competitors due to our specialized focus on the market, these entities have financial and other resources which are, and will for the foreseeable future be, significantly greater than ours.  We also face competition from many smaller entities and equipment retailers who have acted as brokers for the disposition of second-hand equipment.  Most of these entities deal primarily with local markets and have limited financial resources, which tend to restrict the size and scope of their operations. The Company does not rely upon a single large customer or a high concentration of a few customers. Rather, the Company serves and markets to the general public and relies upon a large number of individual customers to comprise its sales. While the Company does not have a strong reliance on any one or concentration of a few select customers, marketing to the consumer audience may create the need for advertising and marketing to the general public, which may require significant time and expense with no guaranteed return in sales or customers.

Employees

As of December 31, 2009, the Company had three employees.

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

RISKS RELATING TO THE BUSINESS

WE HAVE BEEN SUBJECT TO A GOING CONCERN OPINION FROM OUR INDEPENDENT AUDITORS

Our independent auditors have added an explanatory paragraph to their audit issued in connection with the financial statements for the period ended December 31, 2009, relative to our ability to continue as a going concern.  We had negative working capital of $10,240 as of December 31, 2009 and we had an accumulated deficit of $680,090 incurred through December 31, 2009.  Because our auditors have issued a going concern opinion, there is substantial uncertainty we will continue operations in which case you could lose your investment.  Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an ongoing business for the next 12 months. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business. As such we may have to cease operations and investors could lose their entire investment.

WE HAVE NO PROFITABLE OPERATING HISTORY AND MAY NEVER ACHIEVE PROFITABILITY.

The Company commenced operations in 2004 and to date has operated on a relatively small scale. Through December 31. 2009, the Company has an accumulated deficit of $680,090 notwithstanding the fact that the founders and principal officers of the Company have worked without salary and the Company has operated with minimal overhead. We are an early stage company and have a limited history of operations and have not generated meaningful revenues from operations since our inception. We are faced with all of the risks associated with a company in the early stages of development. Our business is subject to numerous risks associated with a relatively new, low-capitalized company engaged in our business sector. Such risks include, but are not limited to, competition from well-established and well-capitalized companies, technological obsolescence and unanticipated difficulties regarding the marketing and sale of our inventory. There can be no assurance that we will ever generate significant commercial sales or achieve profitability. Should this be the case, our common stock could become worthless and investors in our common stock or other securities could lose their entire investment.

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

THE COMPANY IS HIGHLY DEPENDENT UPON A RELATED COMPANY FOR A SIGNIFICANT PORTION OF ITS SALES

AnchorFree Wireless, Inc., a company controlled by the Company’s sole officers and directors, accounted for approximately 80.2% of the Company’s sales for the year ended December 31, 2009, but only approximately 1% of the Company’s sales for the year ended December 31, 2008.  These sales are integral to the viability of the Company, and without such sales, the Company could be forced to cease operations and investors in our common stock or other securities could lose their entire investment.

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

The potential exists that our available capital resources may not be adequate to fund our working capital requirements based upon our present level of operations for the 12-month period subsequent to January 1, 2010. A shortage of capital would affect our ability to fund our working capital requirements. If we require additional capital, funds may not be available on acceptable terms, if at all. In addition, if we raise additional capital through the sale of equity or convertible debt securities, the issuance of these securities could dilute existing shareholders. If funds are not available, this could materially adversely affect our financial condition and results of operations.

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

ITEM 3.    LEGAL PROCEEDINGS

As of December 31, 2009, the Company was not a party to any pending or threatened legal proceedings.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote or for the written consent of security shareholders, through the solicitation of proxies or otherwise, during the fiscal year ended December 31, 2009, and no meeting of shareholders was held.

PART II

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

Holders

As of March 1, 2010, we have issued an aggregate of 889,533 shares of our common stock to approximately 37 stockholders of record. The issued and outstanding shares of the Company’s common stock were issued in accordance with the exemptions from registration afforded by Section 4(2) of the Securities Act of 1933 and Regulation D promulgated under the Securities Act.  389,533 shares of the Company’s common stock were registered under a registration statement on Form SB-2 which was declared effective by the U.S. Securities and Exchange Commission on January 15, 2008.

Options and Warrants

None of the shares of our common stock are subject to outstanding options or warrants.

Status of Outstanding Common Stock

As of December 31, 2009, 753,333 of our 889,533 issued and outstanding common shares are held by “affiliates” of the Company and the remaining shares are either registered or  may be transferred subject to the requirements of Rule 144.  We have not agreed to register any additional outstanding shares of our common stock under the Securities Act.

Dividends

We have not paid any dividends to date, and have no plans to do so in the immediate future.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities

The Company has never purchased nor does it own any equity securities of any other issuer.

ITEM 6.     SELECTED FINANCIAL DATA

Year Ended	12/31/09	12/31/08	12/31/07
Revenues	$59,624	$518,296	$160,115
Net Income (Loss)	$1,046	$15,113	$(28,065)
Net Income (Loss) Per Share, Basic and Diluted	$0.00	$1.70	$(0.03)
Weighted Average No. Shares, Basic and Diluted	889,533	889,533	889,533
Stockholders’ Equity (Deficit)	$(680,090)	$(680,336)	$(695,449)
Total Assets	$9,172	$1,916	$8,124
Total Liabilities	$19,412	$12,402	$33,723

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

Plan of Operations

a.       General

The extent of our operations over the next twelve (12) months will be determined by our ability to access and purchase new inventory on terms which are attractive in the market and consistent with our business plan.  As we expand our business, this will require a continuing access to additional capital, and there is no guarantee that we will be able to access such capital on terms acceptable to the Company, if at all.  While we cannot predict exactly what our level of activity will be over the next 12 months, past experience leads us to believe that available capital resources will not be adequate to fund working capital requirements for the 12-month period which commenced January 1, 2010.

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

Liquidity

As of December 31, 2009, we had $1,672 in cash and $5,000 in accounts receivable and a negative net working capital of $10,240.

From its inception, the Company’s basic business model has been to serve the venture capital community and the information technology firms they fund for both the acquisition of information technology equipment at prices below the factory sale pricing and the disposition/liquidation of such equipment for purposes of recovery of capital investment.  The two aspects of this strategy have been (i) to purchase, at liquidation pricing, computer equipment owned by information technology firms which are either ceasing or reducing operations or are merging with other entities with a resulting duplication of equipment and (ii) to facilitate early stage information technology firms acquisition of computer equipment at prices which are less than the cost of new equipment.  Venture Capital Funds have been the Company’s target market as they are the principal source of funding for companies which would be most likely to utilize the Company’s services.  The key elements of the Company’s strategy are (i) identification of opportunities to acquire equipment, generally in connection with a liquidation of the assets of an information technology company; (ii) acquisition of equipment which has resale value at prices which will facilitate a margin of 40-50% on resale; (iii) access to capital to acquire equipment assets for resale; (iv) resale of the equipment through various channels in a manner which will facilitate a rapid turn-around of funding; (v) to reduce general and administrative expenses to not more than 15-20% of sales revenues and (vi) maintaining lines of communication with entities who would make decisions relating to equipment purchases and divestitures.  While all of the risk factors described in this registration statement apply, the Company believes that its most significant challenge to achievement of viable, long term profitability is access to capital.  The Company is essentially a cash business.  The Company can acquire equipment at the most favorable basis where it can pay cash at the point of purchase.  The Company believes that access to additional capital will enable it to purchase equipment on the most favorable basis and enable the Company to achieve margins within targeted ranges.  The Company’s operating expenses are reasonably predictable as literally all of its sales are on a cash basis through online or other auction-type channels.  Further, the Company’s operating expenses do not tend to vary in relationship to sales volume.  Therefore, the Company believes that as sales volume increases, so should its margin of profit.  Given its current cash position, the Company believes it is questionable whether it can manage expenditures to generate sufficient cash to support its operations for the next twelve months.  In this regard, the Company’s net income for the twelve-month period ended December 31, 2009 was only $1,046, while we had a negative net working capital at said date of $10,240.  For the twelve months ended December 31, 2009, the Company’s operating activities used $7,698 cash and the Company’s financing activities provided cash in the amount of $7,463.  The major strategic challenge facing the Company is therefore the funding of growth—most particularly, the ability to acquire more inventory for re-sale.  The Company believes that for the foreseeable future, the availability of equipment for purchase in its target markets will significantly exceed its financial resources and that the market for used information technology equipment, both in the U.S. and abroad, will continue to be strong and may even be growing.  While the Company believes that it may be able to access asset-based working capital lending, this would be limited in amount and would only support current liquidity and would not be a viable source of funding for longer term growth.  The Company believes that such funding can only achieved through sale of additional equity.  A critical element of success in raising such funding is the liquidity of the Company’s common stock.  The need for such liquidity is one of the principal reasons why the Company is seeking to become a reporting company and have its shares publicly-traded.  While there are no guarantees that it can be achieved, the Company believes that such funding can be accessed in amounts which will enable the Company to achieve growth in its sales and the achievement of long term profitability.

The potential exists that our available capital resources may not be adequate to fund our working capital requirements based upon our present level of operations for the 12-month period subsequent to January 1, 2010. A shortage of capital would affect our ability to fund our working capital requirements. If we require additional capital, funds may not be available on acceptable terms, if at all. In addition, if we raise additional capital through the sale of equity or convertible debt securities, the issuance of these securities could dilute existing shareholders. If funds are not available, this could materially adversely affect our financial condition and results of operations.

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

Going Concern.  Our independent auditors have added an explanatory paragraph to their audit issued in connection with the financial statements for the period ended December 31, 2009, relative to our ability to continue as a going concern.  The Company’s total liabilities exceeded its total assets by $10,240.  We had an accumulated deficit of $680,090 incurred through such date and recorded a profit of only $246 for the fiscal year ended December 31, 2009.  Because our auditors have issued a going concern opinion, there is substantial uncertainty we will continue operations in which case you could lose your investment.  Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an ongoing business for the next 12 months. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business.

Results of Operations for Comparative Years Ended December 31, 2009 and December 31, 2008

The following table summarizes the results of operations during the twelve-month periods ended December 31, 2009 and December 31, 2008:

Line Item	12/31/08 (audited)	12/31/07 (audited)	Increase (Decrease)	Percentage Increase (Decrease)

Sales	$59,624	$518,296	$(458,672)	(88.5)%
Net income (loss)	246	15,113	(14,867)	(98.4)%
Expenses	58,584	502,383	(443,799)	(88.3)%
Earnings (loss) per share of common stock	0.00	1.70	(1.70)	(100)%

Comparisons between Cost of Sales Selling, Administrative and General Expenses for the twelve-month period ended December 31, 2009 and for the twelve-month period ended December 31, 2008 are as follows:

	12 Mos. Ended 12/31/2009	12 Mos. Ended 12/31/2008
Cost of Sales	$35,863	$444,548
Ratio of Cost of Sales to Sales	60.1%	85.8%
Selling, General and Administrative Expenses	$22,639	$57,835

We had net income of $246 for the twelve months ended December 31, 2009 as compared with net income of $15,113 for the twelve months ended December 31, 2008.  This improvement was largely due to an increase in sales and a small decrease in selling, general and administrative expenses. The Company’s sales in any given period is significantly affected by the working capital the Company has available for the purchase of inventory.  The Company is known in Silicon Valley, California, as a liquidator of used computer equipment.  The principal source of the Company’s business leads are Venture Capital firms who have invested in information technology companies which have either ceased or reduced operations or have gone through a business combination which results in the surviving company having duplicative equipment.  The Company also generally monitors the information technology industry to identify target companies who might be in the market to liquidate to sell equipment.  The principal limitation on the Company’s ability to purchase equipment is the availability and access to funds to complete the purchase of inventory.  The Company’s sales are at least partially dependent on its ability to acquire inventory.  Simply put, without inventory, the Company has nothing to sell.  While the Company can technically act as a “middle-man” between the entity divesting equipment and the re-sale market without directly purchasing the equipment, it has found that it cannot achieve the margins on sales by so doing that it achieves by purchasing the equipment outright and acting as a principal on the re-sale as opposed to an agent

Off Balance Sheet Arrangements

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

ITEM 8.              FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Set forth below are the audited financial statements for the Company for the fiscal years ended December 31, 2009 and 2008 and the reports thereon of Paritz & Co.

INTELLIGENT BUYING, INC.

FINANCIAL STATEMENTS

INDEX

Page Number

INDEPENDENT AUDITORS' REPORT	F-1

FINANCIAL STATEMENTS:

Balance Sheet at December 31, 2009	F-2

Statement of Operations for the years ended December 31, 2009 and December 31, 2008	F-3

Statement of Stockholders' Deficiency for the years ended December 31, 2009 and 2008	F-4

Statement of Cash Flows for the years ended December 31, 2009 and 2008	F-5

Notes to Financial Statements for period ended December 31, 2009	F-6 to F-11

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Intelligent Buying, Inc.:

We have audited the accompanying balance sheet of Intelligent Buying, Inc. as of December 31, 2009 and 2008, and the related statements of operations, changes in shareholders’ equity (deficit), and cash flows for the years ended December 31, 2009 and 2008.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Intelligent Buying, Inc. as of December 31, 2009 and 2008, and the results of its operations and its cash flows for the years ended December 31, 2009 and 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has incurred operating losses since inception and has a net capital deficit at December 31, 2009, which raises substantial doubt about its ability to continue as a going concern.  Management’s plan in regard to these matters is also discussed in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Paritz & Co.

Paritz & Co.
Hackensack, NJ
March 10, 2010

INTELLIGENT BUYING, INC.

BALANCE SHEET

	December 31, 2009 (Audited)	December 31, 2008 (Audited)
CURRENT ASSETS
Cash	$1,672	$1,902
Accounts receivable	5,000
Inventories	2,500	—
TOTAL CURRENT ASSETS	9,172	1,902

Property and equipment, net	—	14

TOTAL ASSETS	$9,172	$1,916

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Accounts payable and accrued expenses	$7,339	$7,792
Due to related party	12,073	4,610
TOTAL CURRENT LIABILITIES	19,412	12,402

STOCKHOLDERS’ (DEFICIENCY):
Preferred stock (Note 5), $.001 par value, Authorized – 25,000,000 shares Issued and outstanding – 2,500,000 shares	2,500	2,500
Common stock, $.001 par value, Authorized – 50,000,000 shares Issued and outstanding – 889,533 shares	889	889
Additional paid-in capital	666,461	666,461
Accumulated deficit	(680,090)	(680,336)
TOTAL STOCKHOLDERS’ (DEFICIENCY)	(10,240)	(10,486)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIENCY)	$9,172	$1,916

The accompanying notes are an integral part of these financial statements.

INTELLIGENT BUYING, INC.

STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT

	YEAR ENDED DECEMBER 31
	2009 (Audited)	2008 (Audited)

SALES:
Related Party	47,821	6,795
Other	11,803	511,501
TOTAL SALES	59,624	518,296

COSTS AND EXPENSES:
Cost of sales	35,863	444,548
Selling, general and administrative	22,639	57,835
Interest	82	—
TOTAL COSTS AND EXPENSES	58,584	502,383

INCOME (LOSS) BEFORE TAXES	1,046	15,913

INCOME TAXES	800	800
NET INCOME (LOSS)	246	15,113

ACCUMULATED DEFICIT- BEGINNING OF PERIOD	(680,336)	(695,449)

ACCUMULATED DEFICIT- END OF PERIOD	(680,090)	(680,336)

BASIC AND DILUTED NET INCOME (LOSS) PER COMMON SHARE	0.00	0.02

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	889,533	889,533

The accompanying notes are an integral part of these financial statements.

INTELLIGENT BUYING, INC.

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

	—Common Stock—		—Preferred Stock—
	Shares	$.001 Par Value	Shares	$.001 Par Value	Additional Paid-In Capital	Accumulated Deficit	Total

Balance – January 1, 2005	20,000	$-	-	$-	$200	$(34,677)	$(34,477)

Net loss	-	-	-	-	-	(24,031)	(24,031)

Balance – December 31, 2005	20,000	-	-	-	200	(58,708)	(58,508)

Issuance of common stock	889,533	889	-	-	666,261	-	218,651

Conversion of common stock to Preferred Stock	(20,000)	-	2,500,000	2,500	-	-	2,500

Net loss	-	-	-	-	-	(698,676)	(160,176)

Balance – December 31, 2006	889,533	$889	2,500,000	$2,500	$666,461	$(667,384)	$2,467

Net loss						(28,065)	(28,065)

Balance December 31, 2007	889,533	$889	2,500,000	$2,500	$666,461	$(695,449)	$(25,599)
Net income						15,113	15,113

Balance December 31, 2008	889,533	$889	2,500,000	$2,500	$666,461	$(680,336)	$(10,486)
Net Income
						246	246
Balance December 31, 2009	889,533	$889	2,500,000	$2,500	$666,461	$(680,090)	$(10,240)

The accompanying notes are an integral part of these financial statements.

INTELLIGENT BUYING, INC.

STATEMENTS OF CASH FLOWS

	YEAR ENDED DECEMBER 31
	2009	2008

OPERATING ACTIVITIES:
Net income (loss)	246	15,113
Adjustments to reconcile net income (loss) to net
Cash provided by (used in) operating activities:
Depreciation and amortization	9	573
Stock-based compensation expense
Changes in operating assets and liabilities:
Accounts receivable	(5,000)	3,821
Inventory	(2,500)	968
Prepaid expenses and sundry current assets
Accounts payable and accrued expenses	(453)	(19,483)
Taxes payable	—	(510)
NET CASH PROVIDED BY (USED) IN OPERATING ACTIVITIES	(7,698)	482

INVESTING ACTIVITIES:
Gain on disposal of equipment	6	—
NET CASH PROVIDED BY INVESTING ACTIVITIES	6	—

FINANCING ACTIVITIES:
Repayments of (advances to) shareholder
Advances (Repayments) from related party	7,462	(1,328)
Proceeds from notes payable – related parties	—	—
Issuance of common stock	—	—
Issuance of preferred stock	—	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	7,462	(1,328)

DECREASE IN CASH	(230)	(846)

CASH– BEGINNING OF PERIOD	1,902	2,748
CASH– END OF PERIOD	1,672	1,902

The accompanying notes are an integral part of these financial statements.

INTELLIGENT BUYING, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009
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

Comprehensive income

SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive income and its components in financial statements. SFAS No. 130 requires that all items required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement with the same prominence as other financial statements. Comprehensive income consists of net earnings, the net unrealized gains or losses on available-for-sale marketable securities, foreign currency translation adjustments, minimum pension liability adjustments and unrealized gains and losses on financial instruments qualifying for hedge accounting and is presented in the accompanying Consolidated Statement of Shareholders' Equity in accordance with SFAS No. 130.During the years ended December 31 2009 and 2008 the Company did not have any components of comprehensive income (loss) to report.

Net loss per share

Authoritative guidance on Earnings per Share, requires dual presentation of basic and diluted earnings or loss per share (“EPS”) for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.  Basic EPS excludes dilution; diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

INTELLIGENT BUYING, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009
(AUDITED)

1.   SIGNIFICANT ACCOUNTING POLICIES (CON’T)

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

Stock-based compensation

The Company has adopted the relevant standard on Share-Based Payments, which addresses the accounting for share-based payment transactions. The standard eliminates the ability to account for share-based compensation transactions using old standards, and generally requires instead that such transactions be accounted and recognized in the statement of operations based on their fair value. The standard is  effective for public companies that file as small business issuers as of the first interim or annual reporting period that begins after December 15, 2005.  Depending upon the number of and terms for options that may be granted in future periods, the implementation of this standard could have a significant non-cash impact on results of operations in future periods

During the years ended December 31, 2009 and 2008, there were no stock options granted or outstanding.

Recently issued accounting pronouncements

In June 2009, the Financial Accounting Standards Board (FASB) issued the Accounting Standards Codification™ (the Codification).  The Codification now is the single source of authoritative accounting principles recognized by FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with Generally Accepted Accounting Principles (GAAP), in the United States.  The Codification became effective for interim and annual periods ending after September 15, 2009.  All other accounting literature not included in the Codification will be nonauthoritative, except for additional authoritative rules and interpretive releases issued by the United States Securities Exchange Commission (SEC).  The Codification is not intended to change GAAP; instead, it reorganizes the thousands of US GAAP pronouncements into approximately 90 Accounting Topics.  Adoption of the Codification did not have an impact on our financial statements.

In May 2009,  new guidance was issued for accounting for subsequent events.  The new guidance, which is now part of Accounting Standards Codification (ASC) Topic 855, Subsequent Events, is consistent with existing auditing standards in its definition of subsequent events, but requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date.  There are two types of subsequent events: (1) events that provide additional evidence about conditions that existed at the balance sheet date, and are recognized in the financial statements, and (2) events that provide evidence about conditions that did not exist at the balance sheet date, but arose before the financial statements are issued or are available to be issued, and are not recognized at the balance sheet date.  The adoption of the new guidance had no impact on our consolidated financial statements.  We evaluated all events or transactions that occurred after December 31, 1009 up through March 31, 2010, the date these financial statements were issued and filed with the SEC.

  In December 2007,  new guidance was issued for accounting for collaborative arrangements.  The new guidance, which is now part of ASC Topic 808, Collaborative Arrangements, is effective for fiscal years beginning after December 15, 2008.  The scope of the new guidance is limited to collaborative arrangements where no separate legal entity exists and in which the parties are active participants and are exposed to significant risks and rewards that depend on the success of the activity.  The new guidance requires certain income statement presentation of transactions with third parties and of payments between parties to the arrangement, along with disclosure about the nature and purpose of the arrangement.  The adoption of the new guidance on January 1, 2009 did not have a material impact on our financial statements.

INTELLIGENT BUYING, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009
(AUDITED)

1.   SIGNIFICANT ACCOUNTING POLICIES (CON’T)

In December 2007, new guidance was issued for accounting for business combinations.  The new guidance, which is now part of ASC topic 805, Business Combinations, is effective for financial statements issued for fiscal years beginning on or after December 15, 2008.  The new guidance establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree, and the goodwill acquired in the business combination.  ASC Topic 805 also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. We adopted the new guidance on January 1, 2009, which had no immediate impact on our financial statements; however, it may have an impact on the accounting for any potential future business combinations.

Inventories

Inventories, consisting of computer and networking equipment, are valued at the lower of cost (first-in, first-out basis) or market (replacement cost).

2.  PROPERTY AND EQUIPMENT

A summary of property and equipment and the estimated lives used in the computation of depreciation and amortization is as follows:

	DECEMBER 31,	DECEMBER 31,
	2009	2008

Computer equipment	$—	$2,284
Less accumulated depreciation	—	2,270
	$—	$14

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

The Company recorded no income taxes for the years ended December 31, 2009 due to the use of available net operating loss carryforwards. For the year ended December 31, 2009, the Company incurred a net loss and no tax provision was required. Net operating loss carryforwards of approximately $680,000 at December 31, 2009 are available to offset future taxable income, if any, and expire in 2027.  This results in a net deferred tax asset, assuming an effective tax rate of 34% of approximately $231,000 at December 31, 2009.  A valuation allowance in the same amount has been provided to reduce the deferred tax asset, as realization of the asset is not assured.

INTELLIGENT BUYING, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009
(AUDITED)

4.  STOCKHOLDERS’ EQUITY (DEFICIENCY)

Preferred stock

At December 31, 2009, the Company had 2,500,000 shares of its preferred stock issued and outstanding.  The preferred shares were issued in exchange for the 20,000 shares of common stock held by the Company’s founders.  At the time of the exchange, such 20,000 shares comprised all of the issued and outstanding shares of the Company, and as a result, the exchange was treated as an “equal value” exchange with the 2,500,000 preferred shares having the same value as the 20,000 shares of common stock for which they were exchanged.  The only journal entries made at the time of the exchange were to take into account the par value of each of the shares exchanged.

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

     the number of shares and the designation of the series;

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

INTELLIGENT BUYING, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009
(AUDITED)

4.  STOCKHOLDERS’ EQUITY (DEFICIENCY) (CON’T)

Common stock

At December 31, 2009, the Company had 889,533 shares of its common stock issued and outstanding. These shares comprised 273,333 shares issued on March 22, 2006 in exchange for certain Notes Payable (see Note 2, above), 500,000 shares issued on April 1, 2006 in consideration for certain financial advisory services and 116,200 shares issued on March 31, 2006 in connection with a private placement of common shares.  Dividends may be paid on outstanding shares of common stock as declared by the Board of Directors. Each share of common stock is entitled to one vote.

5.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	DECEMBER 31	DECEMBER 31
	2009	2008
Trade payables:
Other payables- less than 5%	$865	$2,377
Sales tax payable	3,179	—
Legal and accounting fees	3,295	5,415
	$7,339	$7,792

6.  RELATED PARTY TRANSACTIONS

The Company sells to Anchorfree Wireless, Inc., a company controlled by the principal shareholders of the Company.  During the year ended December 31, 2009 and 2008 approximately 80% and 1% respectively of the Company’s sales were made to Anchorfree.  As of December 31, 2009 and 2008, Anchorfree was not indebted to the Company for sales made in the ordinary course of business.

7.  GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern.  However, The Company has a negative net working capital of $10,240 as of December 31, 2009 and net income of $246 and $15,113 for years ended December 31, 2009 and 2008, respectively. The Company currently has limited liquidity, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. There are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

ITEM 9.                 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A(T).         CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer performed an evaluation of the Company’s disclosure controls and procedures. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the issuer’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of December 31, 2009.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. This assessment was based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, we believe that as of December 31, 2009 the Company’s internal control over financial reporting is effective based on those criteria.

/S/ Eugene Malobrodsky
Eugene Malobrodsky
Chief Executive Officer

/S/ David Gorodyansky
David Gorodyansky
Chief Financial Officer

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during the fiscal year ended December 31, 2009 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.               OTHER INFORMATION

None

PART III

ITEM 10.                DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors, Executive Officers and Significant Employees

The following table sets forth information with respect to our directors and executive officers.  Other than these persons, there are no significant employees.

Name	Age	Position
Eugene Malobrodsky	28	Chief Executive Officer, Secretary and Director

David Gorodyansky	28	President, Chief Operating Officer
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

Section 16(a) Beneficial Ownership Reporting Compliance.

Section 16(a) of the Securities Act of 1934 requires the Company's officers and directors, and greater than 10% stockholders, to file reports of ownership and changes in ownership of its securities with the Securities and Exchange Commission. Copies of the reports are required by SEC regulation to be furnished to the Company. Based on management's review of these reports during the fiscal year ended December 31, 2009, all reports required to be filed were filed on a timely basis.

Code of Ethics

Our board of directors has adopted a code of ethics that our officers, directors and any person who may perform similar functions is subject to.  Currently, Messrs Malobrodsky and Gordyansky are our only officers and directors, therefore, they are the only persons subject to the Code of Ethics.  If we retain additional officers in the future to act as our principal financial officer, principal accounting officer, controller or persons serving similar functions, they would become subject to the Code of Ethics.  The Code of Ethics does not indicate the consequences of a breach of the code.  If there is a breach, the board of directors would review the facts and circumstances surrounding the breach and take action that it deems appropriate, which action may include dismissal of the employee who breached the code.  Currently, since Messrs Malobrodsky and Gordyansky serve as the only directors and officers, they are responsible for reviewing their own conduct under the Code of Ethics and determining what action to take in the event of his own breach of the Code of Ethics.

ITEM 11.  EXECUTIVE COMPENSATION.

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to our officers for services during the last three fiscal years in all capacities to us, our subsidiaries and predecessors. No executive officer received compensation of $100,000 or more in any of the last three fiscal years.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation Earnings ($)	Non- qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Eugene Malobrodsky	2007	0	0	0	0	0	0	0	0
CEO, Secretary	2008	0	0	0	0	0	0	0	0
And Director	2009	0	0	0	0	0	0	0	0
David Gorodyansky President,	2007	0	0	0	0	0	0	0	0
COO, CFO and	2008	0	0	0	0	0	0	0	0
Director	2009	0	0	0	0	0	0	0	0

Outstanding Equity Awards at Fiscal Year End

None of our executive officers received any equity awards, including, options, restricted stock or other equity incentives, during the fiscal year ended December 31, 2009.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding beneficial ownership of our common stock as of March 1, 2010 (i) by each person who is known by us to beneficially own more than five percent of our common stock; (ii) by each of our officers and directors; and (iii) by all of our officers and directors as a group:

Title of Class	Name & Address of Beneficial Owner	Office, If Any	Amount & Nature of Beneficial Ownership[1]		Percent of Class[2]
Common Stock $0.001 par value	Altitude Group, LLC (1) 2264 82nd Street Brooklyn, NY 11214	5% holder	500,000		56.21%
Common Stock $0.001 par value	Sophia Malobrodsky 260 Santa Ana Court Sunnyvale, CA 94085.	5% holder	253,333		28.48%
Common Stock $0.001 par value	Eugene Malobrodsky (2) 260 Santa Ana Court Sunnyvale, CA 94085.	CEO, Secretary And Director	-0-		0.00%
Common Stock $0.001 par value	David Gorodyansky (2) 260 Santa Ana Court Sunnyvale, CA 94085.	President, COO, CFO and Director	-0-	[3]	0.00%
Common Stock $0.001 par value	All officers and directors as a group (2 persons named above)		-0-		0.00%

(1)	Altitude Group, LLC is controlled by Michael Kreizman, M.D.
(2)	Messrs. Malobrodsky and Gorodyansky each hold 1,250,000 shares of the Company’s preferred stock which is convertible into an aggregate of 5,000,000 shares of the Company’s common stock.

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

Based on 889,533 shares of our Common Stock outstanding as of March 1, 2010.

Changes in Control

We do not currently have any arrangements which if consummated may result in a change of control of our Company.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Certain Relationships and Transactions with Related Persons

Eugene Malobrodsky and David Gorodyansky, the sole officers and directors of the Company, are Senior Vice President and President, respectively, of AnchorFree Wireless, Inc., a related company.  For the years ended December 31, 2009 and 2008, AnchorFree Wireless, Inc. accounted for approximately 80% and 1% of the Company’s sales, respectively.  Sophia Malobrodsky, a shareholder of the company holding approximately 28.48% of the Company’s issued and outstanding common stock is the mother of Eugene Malobrodsky, the Company’s Chief Executive Officer.  Royce Diener, an owner of 4,000 shares of common stock of the Company is the father of the Company’s counsel, Robert L. B. Diener.

As of December 31, 2008, the Company owes approximately $12,073 to AnchorFree Wireless, Inc., a company controlled by the principal shareholders and officers of the Company.  These amounts represent short-term advances in the ordinary course of business and fluctuate significantly.  This amount will be used to offset future purchases by AnchorFree Wireless, Inc.

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

The aggregate fees billed by our auditors, Paritz & Co., for professional services rendered for the audit of our annual financial statements for fiscal year ended December 31, 2009 and review our interim financial statements for the first, second and third quarters of 2009 will be approximately $4,500. The aggregate fees billed by our auditors for professional services rendered for the audit of our annual financial statements for fiscal year ended December 31, 2008 were $7,380.

AUDIT-RELATED FEES

During the last two fiscal years, no fees were billed or incurred for assurance or related services by our auditors that were reasonably related to the audit or review of financial statements reported above.

TAX FEES

There were no tax preparation fees billed for the fiscal years ended December 31, 2009 or 2008.

ALL OTHER FEES

During the last two fiscal years, no other fees were billed or incurred for services by our auditors other than the fees noted above. Our board, acting as an audit committee, deemed the fees charged to be compatible with maintenance of the independence of our auditors.

THE BOARD OF DIRECTORS PRE-APPROVAL POLICIES

We do not have a separate audit committee. Our full board of directors performs the functions of an audit committee. Before an independent auditor is engaged by us to render audit or non-audit services, our board of directors pre-approves the engagement. Board of directors pre-approval of audit and non-audit services will not be required if the engagement for the services is entered into pursuant to pre-approval policies and procedures established by our board of directors regarding our engagement of the independent auditor, provided the policies and procedures are detailed as to the particular service, our board of directors is informed of each service provided, and such policies and procedures do not include delegation of our board of directors' responsibilities under the Exchange Act to our management. Our board of directors may delegate to one or more designated members of our board of directors the authority to grant pre-approvals, provided such approvals are presented to the board of directors at a subsequent meeting. If our board of directors elects to establish pre-approval policies and procedures regarding non-audit services, the board of directors must be informed of each non-audit service provided by the independent auditor. Board of directors pre-approval of non-audit services, other than review and attest services, also will not be required if such services fall within available exceptions established by the SEC. For the fiscal year ended December 31, 2009, 100% of audit-related services, tax services and other services performed by our independent auditors were pre-approved by our board of directors.

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

The following documents are filed as part of this 10-K:

1.  FINANCIAL STATEMENTS

The following documents are filed in Part II, Item 8 of this annual report on Form 10-K:

•      Report of Paritz & Co., Independent Registered Certified Public Accounting Firm

•      Balance Sheets as of December 31, 2009 and 2008

•      Statements of Operations for the years ended December 31, 2009 and 2008

•      Statements of Changes in Stockholders’ Equity for the years ended December 31, 2009 and 2008

•      Statements of Cash Flows for the years ended December 31, 2009 and 2008

•      Notes to Financial Statements

2.  FINANCIAL STATEMENT SCHEDULES

All financial statement schedules have been omitted as they are not required, not applicable, or the required information is otherwise included.

3.  EXHIBITS

The exhibits listed below are filed as part of or incorporated by reference in this report.

Exhibit No.                               Identification of Exhibit

23.1.                        Consent of Paritz & Co. regarding audited financial statements for the period ending December 31, 2009

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
March 30, 2010

By
/s/ Eugene Malobrodsky

David Gorodyansky
Chief Financial Officer and Principal Accounting Officer

Date
March 30, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity and on the date indicated.

By
/s/ Eugene Malobrodsky

Eugene Malobrodsky
Chief Executive Officer and Director

Date
March 30, 2010

By
/s/ David Gorodyansky

David Gorodyansky
Chief Financial Officer, Principal Accounting Officer and Director

Date
March 30, 2010