Form 10-Q
period 2010-03-31
Intelligent Buying, Inc.
filed 2010-05-13
CIK 1358633

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarter ended March 31, 2010

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

Common Stock $.001 par value

There are 889,533 shares of common stock outstanding as of May 1, 2010.

TABLE OF CONTENTS
_________________

PART I – FINANCIAL INFORMATION

ITEM  1.      INTERIM FINANCIAL STATEMENTS

INTELLIGENT BUYING, INC.

BALANCE SHEET

	March 31, 2010 (Unaudited)	December 31, 2009 (Audited)
CURRENT ASSETS
Cash	$2,531	$1,672
Accounts receivable		5,000
Inventories		2,500
TOTAL CURRENT ASSETS	2,531	9,172

TOTAL ASSETS	$2,531	$9,172

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Accounts payable and accrued expenses	$6,166	$7,339
Due to related party	10,855	12,073

TOTAL CURRENT LIABILITIES	17,021	19,142

STOCKHOLDERS’ DEFICIENCY:
Preferred stock (Note 5), $.001 par value,
Authorized – 25,000,000 shares
Issued and outstanding – 2,500,000 shares	2,500	2,500
Common stock, $.001 par value,
Authorized – 50,000,000 shares
Issued and outstanding – 889,533 shares	889	889
Additional paid-in capital	666,461	666,461
Accumulated deficit	(684,340)	(680,090)
TOTAL STOCKHOLDERS’ (DEFICIENCY)	(14,490)	(10,240)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$2,531	$9,172

The accompanying notes are an integral part of these financial statements.

INTELLIGENT BUYING, INC.

STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT

	THREE MONTHS ENDED MARCH 31
	2010 (Unaudited)	2009 (Unaudited)

SALES:
Related Party	$7,500	$-
Other	1,553
TOTAL SALES	$9,053	$-

COSTS AND EXPENSES:
Cost of sales	$6,000
Selling, general and administrative	7,033	$3,367
TOTAL COSTS AND EXPENSES	$13,303	$3,367

NET LOSS	(4,250)	(3,367)

ACCUMULATED DEFICIT- BEGINNING OF PERIOD	(680,090)	(680,336)

ACCUMULATED DEFICIT- END OF PERIOD	$(684,340)	$(683,703)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$0.00	$0.00

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	889,533	889,533

The accompanying notes are an integral part of these financial statements.

INTELLIGENT BUYING, INC.

STATEMENTS OF CASH FLOWS

	THREE MONTHS ENDED MARCH 31
	2010	2009

OPERATING ACTIVITIES:
Net loss	$(4,250)	$(3,367)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	\\\\	14
Changes in operating assets and liabilities:
Accounts receivable	5,000
Inventory	2,500
Accounts payable and accrued expenses	(1,173)	2,221
NET CASH PROVIDED BY OPERATING ACTIVITIES	2,077	1,132

FINANCING ACTIVITIES:
Repayments from related party	(1,218)
NET CASH UDED IN FINANCING ACTIVITIES	(1,218)

INCREASE (DECREASE) IN CASH	859	(1,132)

CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	1,672	1,902
CASH AND CASH EQUIVALENTS – END OF PERIOD	2,531	$770

The accompanying notes are an integral part of these financial statements.

INTELLIGENT BUYING, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2010
(UNAUDITED)

1.	SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared on substantially the same basis as the audited financial statements included in the Intelligent Buying  Inc.. Annual Report on Form 10-K for the year ended December 31, 2009. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission (SEC) rules and regulations regarding interim financial statements. All amounts included herein related to the condensed financial statements as of March 31, 2010 and the three months ended March 31, 2010 and 2009 are unaudited and should be read in conjunction with the audited financial statements and the notes there to included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

In the opinion of management, the accompanying financial statements include all necessary adjustments for the fair presentation of the Company’s financial position, results of operations and cash flows. The results of operations for the interim periods presented are not necessarily indicative of the operating results to be expected for any subsequent interim period or for the full fiscal year ending December 31, 2010.

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
MARCH 31, 2010
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

Stock-based compensation

The Company has adopted the FASB standard on Share-Based Payment, which addresses the accounting for share-based payment transactions. The standard eliminates the ability to account for share-based compensation transactions using old standards, and generally requires instead that such transactions be accounted and recognized in the statement of operations based on their fair value. The standard is  effective for public companies that file as small business issuers as of the first interim or annual reporting period that begins after December 15, 2005.  Depending upon the number of and terms for options that may be granted in future periods, the implementation of this standard could have a significant non-cash impact on results of operations in future periods

During the years ended December 31, 2009 and 2008, there were no stock options granted or outstanding.

INTELLIGENT BUYING, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2010
(UNAUDITED)

1.	SIGNIFICANT ACCOUNTING POLICIES (CON’T)

Recently issued accounting pronouncements

In February 2010, the FASB issued amended guidance on subsequent events to alleviate potential conflicts between FASB guidance and SEC requirements. Under this amended guidance, SEC filers are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. This guidance was effective immediately and we adopted these new requirements for the period ended March 31, 2010. The adoption of this guidance did not have a material impact on our financial statements.

In February 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-08 (ASU 2010-08), Technical Corrections to Various Topics. This amendment eliminated inconsistencies and outdated provisions and provided the needed clarifications to various topics within Topic 815.  The amendments are effective for the first reporting period (including interim periods) beginning after issuance (February 2, 2010), except for certain amendments.  The amendments to the guidance on accounting for income taxes in a reorganization (Subtopic 852-740) should be applied to reorganizations for which the date of the reorganization is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  For those reorganizations reflected in interim financial statements issued before the amendments in this Update are effective, retrospective application is required.  The clarifications of the guidance on the embedded derivates and hedging (Subtopic 815-15) are effective for fiscal years beginning after December 15, 2009, and should be applied to existing contracts (hybrid instruments) containing embedded derivative features at the date of adoption.  The Company does not expect the provisions of ASU 2010-08 to have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-07 (ASU 2010-07), Not-for-Profit Entities (Topic 958): Not-for-Profit Entities: Mergers and Acquisitions.  This amendment to Topic 958 has occurred as a result of the issuance of FAS 164.  The Company does not expect the provisions of ASU 2010-07 to have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-06 (ASU 2010-06), Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.  This amendment to Topic 820 has improved disclosures about fair value measurements on the basis of input received from the users of financial statements.  This is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  Early adoption is permitted.  The Company does not expect the provisions of ASU 2010-06 to have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-05 (ASU 2010-05), Compensation – Stock Compensation (Topic 718).  This standard codifies EITF Topic D-110 Escrowed Share Arrangements and the Presumption of Compensation.

In January 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-04 (ASU 2010-04), Accounting for Various Topics—Technical Corrections to SEC Paragraphs.

In January 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-03 (ASU 2010-03), Extractive Activities—Oil and Gas (Topic 932): Oil and Gas Reserve Estimation and Disclosures.  This amendment to Topic 932 has improved the reserve estimation and disclosure requirements by (1) updating the reserve estimation requirements for changes in practice and technology that have occurred over the last several decades and (2) expanding the disclosure requirements for equity method investments.  This is effective for annual reporting periods ending on or after December 31, 2009.  However, an entity that becomes subject to the disclosures because of the change to the definition oil- and gas- producing activities may elect to provide those disclosures in annual periods beginning after December 31, 2009.  Early adoption is not permitted.  The Company does not expect the provisions of ASU 2010-03 to have a material effect on the financial position, results of operations or cash flows of the Company.

INTELLIGENT BUYING, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2010
(UNAUDITED)

1.	SIGNIFICANT ACCOUNTING POLICIES (CON’T)

In January 2010, the FASB issued Accounting Standards Update 2010-02, Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary.  This amendment to Topic 810 clarifies, but does not change, the scope of current US GAAP.  It clarifies the decrease in ownership provisions of Subtopic 810-10 and removes the potential conflict between guidance in that Subtopic and asset derecognition and gain or loss recognition guidance that may exist in other US GAAP.  An entity will be required to follow the amended guidance beginning in the period that it first adopts FAS 160 (now included in Subtopic 810-10).  For those entities that have already adopted FAS 160, the amendments are effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009. The amendments should be applied retrospectively to the first period that an entity adopted FAS 160.  The Company does not expect the provisions of ASU 2010-02 to have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB issued Accounting Standards Update 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash (A Consensus of the FASB Emerging Issues Task Force).  This amendment to Topic 505 clarifies the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a limit on the amount of cash that will be distributed is not a stock dividend for purposes of applying Topics 505 and 260. Effective for interim and annual periods ending on or after December 15, 2009, and would be applied on a retrospective basis.  The Company does not expect the provisions of ASU 2010-01 to have a material effect on the financial position, results of operations or cash flows of the Company.

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

The Company recorded no income taxes for the year ended December 31, 2009 due to the use of available net operating loss carryforwards. For the year ended December 31, 2009, the Company incurred a net loss and no tax provision was required.

INTELLIGENT BUYING, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2010
(UNAUDITED)

2.  INCOME TAXES (CON’T)

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

3.  STOCKHOLDERS’ EQUITY (DEFICIENCY)

Preferred stock

At March 31, 2010, the Company had 2,500,000 shares of its preferred stock issued and outstanding.  The preferred shares were issued in exchange for the 20,000 shares of common stock held by the Company’s founders.  At the time of the exchange, such 20,000 shares comprised all of the issued and outstanding shares of the Company, and as a result, the exchange was treated as an “equal value” exchange with the 2,500,000 preferred shares having the same value as the 20,000 shares of common stock for which they were exchanged.  The only journal entries made at the time of the exchange were to take into account the par value of each of the shares exchanged.

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

INTELLIGENT BUYING, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2010
(UNAUDITED)

3.   STOCKHOLDERS’ EQUITY (DEFICIENCY) CON’T

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

Common stock

At March 31, 2010, the Company had 889,533 shares of its common stock issued and outstanding. These shares comprised 273,333 shares issued on March 22, 2006 in exchange for certain Notes Payable (see Note 2, above), 500,000 shares issued on April 1, 2006 in consideration for certain financial advisory services and 116,200 shares issued on March 31, 2006 in connection with a private placement of common shares.  Dividends may be paid on outstanding shares of common stock as declared by the Board of Directors. Each share of common stock is entitled to one vote.

INTELLIGENT BUYING, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2010
(UNAUDITED)

4.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	MARCH 31
	2010	2009

American Express	$4,025	$55
Due to Officer	10,855	7,240
Other payables- less than 5%	433
Sales tax payable	348
Legal and accounting fees	1,360	7,328
	$17,021	$14,623

5.  RELATED PARTY TRANSACTIONS

The Company sells to Anchorfree Wireless, Inc., a company controlled by the principal shareholders of the Company.  During the three months ended March 31, 2010, approximately 82% of sales were to Anchorfree. During the three months ended March 31, 2009, the company had no sales to Anchorfree. As of March 31, 2010 and 2009, Anchorfree was not indebted to the Company for sales made in the ordinary course of business.

 6.  GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern.  However, The Company has a negative net working capital of $14,490 as of March 31, 2010 and net loss of $4,250. The Company currently has limited liquidity, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

Results of Operations for Fiscal Quarter Ended March 31, 2010 Compared To March 31, 2009

During the first fiscal quarter of 2010, we had a net loss of $(4,250) on revenues of $9,053 compared to a net loss of $(3,367) on revenues of $0 in the first fiscal quarter of 2009. Selling, general and administrative expenses in the first quarter of 2010 were $7,033 compared to $3,387 in the first quarter of 2009.  We paid no rent or salaries during the quarter.

Liquidity and Capital Resources

We had $2,531 cash on hand at the end of the first quarter of 2010 and total current assets of $2,531.  Since inception, we have accumulated a deficit of $684,340. As of March 31, 2010 we had total liabilities of $17,021 and a negative net working capital of $(14,490).

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

Going Concern.  Our independent auditors have added an explanatory paragraph to their audit issued in connection with the financial statements for the period ended December 31, 2009, relative to our ability to continue as a going concern.  The Company has suffered net losses and, as of March 31, 2010, its total liabilities exceeded its total assets by $14,490.  We had negative working capital of $14,490 as of March 31, 2010, we had an accumulated deficit of $684,340 incurred through  such date and recorded a net loss of  $(4,250) for the fiscal quarter March 31, 2010.  Because our auditors have issued a going concern opinion, there is substantial uncertainty we will continue operations in which case you could lose your investment.  Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an ongoing business for the next 12 months. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business.

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

ITEM 4A(T). CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer,  we conducted an  evaluation  of  our  disclosure  controls  and procedures, as such term  is defined under  Rule  13a-15(e)  and  Rule 15d-15(e)  promulgated  under  the Securities Exchange Act of 1934, as amended  (Exchange  Act),  as  of March 31, 2010.  Based on this evaluation, our principal executive officer and principal financial officer  have  concluded that our disclosure controls and procedures are effective to ensure that  information required to be disclosed by us in the reports  we file or submit under  the  Exchange  Act  is  recorded,  processed, summarized,  and  reported  within the time periods specified in the Securities and Exchange Commission's rules  and forms and that our disclosure and controls are designed to ensure that information required  to  be disclosed by us in the reports that we file or submit under  the  Exchange  Act  is   accumulated  and communicated  to  our management, including our principal executive officer and principal  financial  officer,  or  persons performing  similar  functions,  as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes  (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting  that  occurred during the first quarter  of  fiscal  2010  that  has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date: May 13, 2010
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