Form 10-Q
period 2010-06-30
Intelligent Buying, Inc.
filed 2010-08-16
CIK 1358633

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarter ended June 30, 2010

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

Common Stock $.001 par value

There are 889,533 shares of common stock outstanding as of August 1, 2010.

PART I – FINANCIAL INFORMATION

ITEM  1. INTERIM FINANCIAL STATEMENTS

INTELLIGENT BUYING, INC.
BALANCE SHEET

	June 30, 2010	December 31, 2009
	Unaudited	(Audited)
CURRENT ASSETS
Cash	$768	$1,672
Accounts receivable		5,000
Inventories	2,184	2,500
TOTAL CURRENT ASSETS	2,952	9,172

Property and equipment, net	-	-

TOTAL ASSETS	$2,952	$9,172

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Accounts payable and accrued expenses	$7,031	$7,339
Due to related party	10,586	12,073

TOTAL CURRENT LIABILITIES	17,617	19,412

STOCKHOLDERS’ EQUITY (DEFICIENCY):
Preferred stock (Note 5), $.001 par value,	2,500	2,500
Authorized – 25,000,000 shares
Issued and outstanding – 2,500,000 shares
Common stock, $.001 par value,
Authorized – 50,000,000 shares
Issued and outstanding – 889,533 shares	889	889
Additional paid-in capital	666,461	666,461
Accumulated deficit	(684,515)	(680,090)
TOTAL STOCKHOLDERS’ (DEFICIENCY)	(14,665)	(10,240)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIENCY)	$2,952	$9,172

The accompanying notes are an integral part of these financial statements.

INTELLIGENT BUYING, INC.
STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT

	THREE MONTHS ENDED JUNE 30
	2010 (Unaudited)	2009 (Unaudited)
SALES:
Related Party	$6,253	$2,456
Other	5	482
TOTAL SALES	6,258	2,938

COSTS AND EXPENSES:
Cost of sales	513	1,695
Selling, general and administrative	5,120	8,441
TOTAL COSTS AND EXPENSES	5,633	10,136

INCOME (LOSS) BEFORE TAXES	625	(7,198)

INCOME TAXES	800	800

NET INCOME (LOSS)	(175)	(7,998)

ACCUMULATED DEFICIT- BEGINNING OF PERIOD	(684,340)	(683,703)

ACCUMULATED DEFICIT- END OF PERIOD	$(684,515)	$(691,701)

BASIC AND DILUTED NET INCOME (LOSS) PER COMMON SHARE	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	889,533	889,533

The accompanying notes are an integral part of these financial statements.

INTELLIGENT BUYING, INC.
STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT

	SIX MONTHS ENDED JUNE 30
	2010 (Unaudited)	2009 (Unaudited)
SALES:
Related Party	$13,754	$2,456
Other	1,558	482
TOTAL SALES	15,312	2,938

COSTS AND EXPENSES:
Cost of sales	6,514	1,695
Selling, general and administrative	12,374	11,808
TOTAL COSTS AND EXPENSES	18,888	13,503

(LOSS) BEFORE TAXES	(3,576)	(10,565)

INCOME TAXES	849	800

NET (LOSS)	(4,425)	(11,365)

ACCUMULATED DEFICIT- BEGINNING OF PERIOD	(680,090)	(680,336)

ACCUMULATED DEFICIT- END OF PERIOD	$(684,515)	$(691,701)

BASIC AND DILUTED NET INCOME (LOSS) PER COMMON SHARE	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	889,533	889,533

The accompanying notes are an integral part of these financial statements.

INTELLIGENT BUYING, INC.
STATEMENTS OF CASH FLOWS

	SIX MONTHS ENDED JUNE 30
	2010	2009
OPERATING ACTIVITIES:
Net income (loss)	$(4,425)	$(11,365)
Adjustments to reconcile net income (loss) to net
cash provided by (used in) operating activities:
Depreciation and amortization		14
Changes in operating assets and liabilities:
Accounts receivable	5,000	-
Inventory	316	(5,614)
Accounts payable and accrued expenses	(375)	14,599
NET CASH PROVIDED BY (USED) IN OPERATING ACTIVITIES	516	(2,366)

FINANCING ACTIVITIES:
(Repayments) (Advances) to/from related party	(1,420)	(1,127)

NET CASH PROVIDED BY FINANCING ACTIVITIES		(1,127)

INCREASE (DECREASE) IN CASH	(904)	(1,239)

CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	1,672	1,902
CASH AND CASH EQUIVALENTS – END OF PERIOD	768	$663
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

The accompanying notes are an integral part of these financial statements.

INTELLIGENT BUYING, INC.

NOTES TO FINANCIAL STATEMENTS

June 30, 2010
(UNAUDITED)

1.	SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared on substantially the same basis as the audited financial statements included in the Intelligent Buying Inc.. Annual Report on Form 10-K for the year ended December 31, 2009. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission (SEC) rules and regulations regarding interim financial statements. All amounts included herein related to the condensed financial statements as of June 30, 2010 and the six months ended June 30, 2010 and 2009 are unaudited and should be read in conjunction with the audited financial statements and the notes there to included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. In the opinion of management, the accompanying financial statements include all necessary adjustments for the fair presentation of the Company’s financial position, results of operations and cash flows. The results of operations for the interim periods presented are not necessarily indicative of the operating results to be expected for any subsequent interim period or for the full fiscal year ending December 31, 2010.

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

INTELLIGENT BUYING, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2010
(UNAUDITED)
Comprehensive income

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive income and its components in financial statements. SFAS No. 130 requires that all items required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement with the same prominence as other financial statements. Comprehensive income consists of net earnings, the net unrealized gains or losses on available-for-sale marketable securities, foreign currency translation adjustments, minimum pension liability adjustments and unrealized gains and losses on financial instruments qualifying for hedge accounting and is presented in the accompanying Consolidated Statement of Shareholders’ Equity in accordance with SFAS No. 130.During the years ended December 31 2009 and 2008 the Company did not have any components of comprehensive income (loss) to report.

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

JUNE 30, 2010
(UNAUDITED)

Recently issued accounting pronouncements

In February 2010, the FASB issued amended guidance on subsequent events to alleviate potential conflicts between FASB guidance and SEC requirements. Under this amended guidance, SEC filers are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. This guidance was effective immediately and we adopted these new requirements for the period ended June 30, 2010. The adoption of this guidance did not have a material impact on our financial statements.

In February 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-08 (ASU 2010-08), Technical Corrections to Various Topics. This amendment eliminated inconsistencies and outdated provisions and provided the needed clarifications to various topics within Topic 815.  The amendments are effective for the first reporting period (including interim periods) beginning after issuance (February 2, 2010), except for certain amendments.  The amendments to the guidance on accounting for income taxes in reorganization (Subtopic 852-740) should be applied to reorganizations for which the date of the reorganization is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  For those reorganizations reflected in interim financial statements issued before the amendments in this Update are effective, retrospective application is required.  The clarifications of the guidance on the embedded derivates and hedging (Subtopic 815-15) are effective for fiscal years beginning after December 15, 2009, and should be applied to existing contracts (hybrid instruments) containing embedded derivative features at the date of adoption.  The Company does not expect the provisions of ASU 2010-08 to have a material effect on the financial position, results of operations or cash flows of the Company.

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

JUNE 30, 2010
(UNAUDITED)
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

JUNE 30, 2010
(UNAUDITED)

3.  STOCKHOLDERS’ EQUITY (DEFICIENCY)

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

INTELLIGENT BUYING, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2010
(UNAUDITED)

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

Common stock

At June 30, 2010, the Company had 889,533 shares of its common stock issued and outstanding. These shares comprised 273,333 shares issued on March 22, 2006 in exchange for certain Notes Payable (see Note 2, above), 500,000 shares issued on April 1, 2006 in consideration for certain financial advisory services and 116,200 shares issued on March 31, 2006 in connection with a private placement of common shares.  Dividends may be paid on outstanding shares of common stock as declared by the Board of Directors. Each share of common stock is entitled to one vote.

INTELLIGENT BUYING, INC.

NOTES TO FINANCIAL STATEMENTS

June 30, 2010
(UNAUDITED)

4.  CURRENT LIABILITIES

Current liabilities consist of the following:

	JUNE 30
	2010	2009

American Express	$462	$7,439
Due to Officer	10,586	7,361
Other payables- less than 5%	2,971	7,408
Sales tax payable	68	225
Legal and accounting fees	3,530	5,695
	$17,617	$28,128

5.  RELATED PARTY TRANSACTIONS

The Company sells to Anchorfree Wireless, Inc., a company controlled by the principal shareholders of the Company.  During the six months ended June 30, 2010, approximately 60% of sales were to Anchorfree. During the six months ended June 30, 2009, the company had 82% of sales to Anchorfree. As of June 30, 2010 and 2009, Anchorfree was not indebted to the Company for sales made in the ordinary course of business.

6.  GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern.  However, The Company has a negative net working capital of $ 14,665 as of June 30, 2010 and net loss of $ 4,425. The Company currently has limited liquidity, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

Forward-Looking Statements

This quarterly report contains forward-looking statements and information relating to us that are based on the beliefs of our management as well as assumptions made by, and information currently available to, our management. When used in this report, the words “believe,” “anticipate,” “expect,” “estimate,” “intend”, “plan” and similar expressions, as they relate to us or our management, are intended to identify forward-looking statements. These statements reflect management’s current view of us concerning future events and are subject to certain risks, uncertainties and assumptions, including among many others: a general economic downturn; a downturn in the securities markets; federal or state laws or regulations having an adverse effect on proposed transactions that we desire to effect; Securities and Exchange Commission regulations which affect trading in the securities of “penny stocks,”; and other risks and uncertainties. Should any of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this report as anticipated, estimated or expected. The accompanying information contained in this registration statement, including, without limitation, the information set forth under the heading “Management’s Discussion and Analysis or Plan of Operation -- Risk Factors” identifies important additional factors that could materially adversely affect actual results and performance. You are urged to carefully consider these factors. All forward-looking statements attributable to us are expressly qualified in their entirety by the foregoing cautionary statement.

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

Results of Operations for Fiscal Quarter Ended June 30, 2010 Compared To June 30, 2009

During the second fiscal quarter of 2010, we had a net loss of $(175) on revenues of $6,258 compared to a net loss of $(7,998) on revenues of $2,938 in the second fiscal quarter of 2009. Selling, general and administrative expenses in the second quarter of 2010 were $5,120 compared to $8,441 in the second quarter of 2009.  We paid no rent or salaries during the quarter.

Results of Operations for Six Months Ended June 30, 2010 Compared To June 30, 2009

During the first six months of 2010, we had a net loss of $(4,425) on revenues of $15,312 compared to a net loss of $(11,365) on revenues of $2,938 in the first six months of 2009. Selling, general and administrative expenses in the first six months of 2010 were $12,374 compared to $11,808 in the first six months of 2009.  We paid no rent or salaries during the period.

Liquidity and Capital Resources

We had $768 cash on hand at the end of the second quarter of 2010 and total current assets of $2,952.  Since inception, we have accumulated a deficit of $684,515. As of June 30, 2010 we had total liabilities of $17,617 and a negative net working capital of $(14,665).

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

Going Concern.  Our independent auditors have added an explanatory paragraph to their audit issued in connection with the financial statements for the period ended December 31, 2009, relative to our ability to continue as a going concern.  The Company has suffered net losses and, as of June 30, 2010, its total liabilities exceeded its total assets by $14,665.  We had negative working capital of $14,665 as of June 30, 2010, we had an accumulated deficit of $684,515 incurred through  such date and recorded a net loss of  $(175) for the fiscal quarter June 30, 2010.  Because our auditors have issued a going concern opinion, there is substantial uncertainty we will continue operations in which case you could lose your investment.  Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an ongoing business for the next 12 months. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business.

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

ITEM 4A(T). CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer,  we conducted an  evaluation  of  our  disclosure  controls  and procedures, as such term  is defined under  Rule  13a-15(e)  and  Rule 15d-15(e)  promulgated  under  the Securities Exchange Act of 1934, as amended  (Exchange  Act),  as  of June 30, 2010.  Based on this evaluation, our principal executive officer and principal financial officer  have  concluded that our disclosure controls and procedures are effective to ensure that  information required to be disclosed by us in the reports  we file or submit under  the  Exchange  Act  is  recorded,  processed, summarized,  and  reported  within the time periods specified in the Securities and Exchange Commission’s rules  and forms and that our disclosure and controls are designed to ensure that information required  to  be disclosed by us in the reports that we file or submit under  the  Exchange  Act  is   accumulated  and communicated  to  our management, including our principal executive officer and principal  financial  officer,  or  persons performing  similar  functions,  as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes  (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that  occurred during the second quarter  of  fiscal  2010  that  has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 4. (REMOVED AND RESERVED)

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

INTELLIGENT BUYING, INC.

Date: August 11, 2010	By:	/s/ Eugene Malobrodsky
Eugene Malobrodsky
Chief Executive Officer

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.