Form 10-Q
period 2010-09-30
Intelligent Buying, Inc.
filed 2010-11-12
CIK 1358633

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarter ended September 30, 2010

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

Common Stock $.001 par value

There are 5,889,533 shares of common stock outstanding as of November 1, 2010.

PART I – FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS

INTELLIGENT BUYING, INC.

BALANCE SHEET

	September 30, 2010 Unaudited	December 31, 2009 (Audited)
CURRENT ASSETS
Cash	$754	$1,672
Accounts receivable		5,000
Inventories		2,500
TOTAL CURRENT ASSETS	754	9,172

Property and equipment, net	-	-

TOTAL ASSETS	$754	$9,172

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Accounts payable and accrued expenses	$8,046	$7,339
Due to related party	12,031	12,073

TOTAL CURRENT LIABILITIES	20,077	19,412

STOCKHOLDERS’ EQUITY (DEFICIENCY):
Preferred stock (Note 5), $.001 par value,
Authorized – 25,000,000 shares	-
Issued and outstanding – none at September 30, 2010 and 2,500,000 shares at December 31, 2009	-	2,500
Common stock, $.001 par value,
Authorized – 50,000,000 shares
Issued and outstanding – 5,889,533 at September 30, 2010 and 889,533 shares at December 31, 2009	3,389	889
Additional paid-in capital	666,461	666,461
Accumulated deficit	(689,173)	(680,090)
TOTAL STOCKHOLDERS’ (DEFICIENCY)	(19,323)	(10,240)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIENCY)	$754	$9,172

The accompanying notes are an integral part of these financial statements.

STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT

	NINE MONTHS ENDED SEPTEMBER 30
	2010 (Unaudited)	2009 (Unaudited)

SALES:
Related Party	$26,252	$13,740
Other	1,811	5,355
TOTAL SALES	28,063	19,095

COSTS AND EXPENSES:
Cost of sales	9,153	9,865
Selling, general and administrative	27,144	17,585
TOTAL COSTS AND EXPENSES	36,297	27,450

(LOSS) BEFORE TAXES	(8,234)	(8,355)

INCOME TAXES	849

NET (LOSS)	(9,083)	(8,355)

ACCUMULATED DEFICIT- BEGINNING OF PERIOD	(680,090)	(680,336)

ACCUMULATED DEFICIT- END OF PERIOD	$(689,173)	$(688,691)

BASIC AND DILUTED NET INCOME (LOSS) PER
COMMON SHARE	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	1,164,258	889,533

The accompanying notes are an integral part of these financial statements.

INTELLIGENT BUYING, INC.

STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT

	THREE MONTHS ENDED SEPTEMBER 30
	2010 (Unaudited)	2009 (Unaudited)

SALES:
Related Party	$12,498	$11,305
Other	253	4,851
TOTAL SALES	12,751	16,156

COSTS AND EXPENSES:
Cost of sales	2,639	8,171
Selling, general and administrative	14,770	4,975
TOTAL COSTS AND EXPENSES	17,409	13,146

INCOME (LOSS) BEFORE TAXES	(4,658)	3,010

INCOME TAXES

NET INCOME (LOSS)	(4,658)	3,010

ACCUMULATED DEFICIT- BEGINNING OF PERIOD	(684,515)	(691,701)

ACCUMULATED DEFICIT- END OF PERIOD	$(689,173)	$(688,691)

BASIC AND DILUTED NET INCOME (LOSS) PER
COMMON SHARE	$(0.00)	$(0.01)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	1,704,750	889,533

The accompanying notes are an integral part of these financial statements.

INTELLIGENT BUYING, INC.

STATEMENTS OF CASH FLOWS

	NINE MONTHS ENDED SEPTEMBER 30
	2010	2009

OPERATING ACTIVITIES:
Net income (loss)	$(9,083)	$(8,355)
Adjustments to reconcile net income (loss) to net
cash provided by (used in) operating activities:
Depreciation and amortization	-	14
Changes in operating assets and liabilities:
Accounts receivable	5,000
Inventory	2,500	(174)
Accounts payable and accrued expenses	880	4,433
Taxes Payable	-	815
NET CASH PROVIDED BY (USED) IN OPERATING ACTIVITIES	(703)	5,088

FINANCING ACTIVITIES:
Repayments from related party	(215)	2,128

NET CASH PROVIDED BY FINANCING ACTIVITIES	(215)	2,128

INCREASE (DECREASE) IN CASH	(918)	(1,139)

CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	1,672	1,902
CASH AND CASH EQUIVALENTS – END OF PERIOD	$754	$763
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

The accompanying notes are an integral part of these financial statements.

INTELLIGENT BUYING, INC.

NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(UNAUDITED)

1.	SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared on substantially the same basis as the audited financial statements included in the Intelligent Buying Inc. Annual Report on Form 10-K for the year ended December 31, 2009. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission (SEC) rules and regulations regarding interim financial statements. All amounts included herein related to the condensed financial statements as of September 30, 2010 and the nine months ended September 30, 2010 and 2009 are unaudited and should be read in conjunction with the audited financial statements and the notes there to included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

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
SEPTEMBER 30, 2010
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
SEPTEMBER 30, 2010
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
SEPTEMBER 30, 2010
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
SEPTEMBER 30, 2010
(UNAUDITED)

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

3. STOCKHOLDERS’ EQUITY (DEFICIENCY)

Preferred stock

At December 31, 2009, the Company had 2,500,000 shares of its preferred stock issued and outstanding. The preferred shares were issued in exchange for the 20,000 shares of common stock held by the Company’s founders. At the time of the exchange, such 20,000 shares comprised all of the issued and outstanding shares of the Company, and as a result, the exchange was treated as an “equal value” exchange with the 2,500,000 preferred shares having the same value as the 20,000 shares of common stock for which they were exchanged. The only journal entries made at the time of the exchange were to take into account the par value of each of the shares exchanged. On September 16, 2010, all 2,500,00 shares of preferred stock were converted into 5,000,000 shares of common stock. Thereafter, no shares of preferred stock remained issued and outstanding.

The following is a list of significant designations, rights and preference of the previously issued preferred shares:

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
SEPTEMBER 30, 2010
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

Common stock

At September 30, 2010, the Company had 5,889,533 shares of its common stock issued and outstanding. These shares comprised 273,333 shares issued on March 22, 2006 in exchange for certain Notes Payable (see Note 2, above), 500,000 shares issued on April 1, 2006 in consideration for certain financial advisory services, 116,200 shares issued on March 31, 2006 in connection with a private placement of common shares and 5,000,000 shares issued on September 16, 2010 on the conversion of 2,500,000 shares of preferred stock. Dividends may be paid on outstanding shares of common stock as declared by the Board of Directors. Each share of common stock is entitled to one vote.

4. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	SEPTEMBER 30
	2010	2009

American Express	$-	$6,449
Due to Officer	12,031
Corp Tax payable		800
Other payables- less than 5%	4,179	431
Sales tax payable	337	815
Legal and accounting fees	3,530	4,545
	$20,077	$13,040

INTELLIGENT BUYING, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(UNAUDITED)

5. RELATED PARTY TRANSACTIONS

The Company sells to Anchorfree Wireless, Inc., a company controlled by the principal shareholders of the Company. During the nine months ended September 30, 2010, approximately 30% of sales were to Anchorfree. During the nine months ended September 30, 2009, the company had 72% of sales to Anchorfree. As of September 30, 2010 and 2009, Anchorfree was not indebted to the Company for sales made in the ordinary course of business.

6.  GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern. However, The Company has a negative net working capital of $ 19,323 as of September 30, 2010 and net loss of $9,083. The Company currently has limited liquidity, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

Results of Operations for Fiscal Quarter Ended September 30, 2010 Compared To September 30, 2009

During the third fiscal quarter of 2010, we had a net loss of $4,658) on revenues of $12,751 compared to a net profit of $3,010 on revenues of $16,156 in the third fiscal quarter of 2009. Selling, general and administrative expenses in the third quarter of 2010 were $14,770 compared to $4,975 in the third quarter of 2010. We paid no rent or salaries during the quarter.

Results of Operations for Nine Months Ended September 30, 2010 Compared To September 30, 2009

During the first nine months of 2010, we had a net loss of $(9,083) on revenues of $28,063 compared to a net loss of $(8,355) on revenues of $19,095 in the first nine months of 2009. Selling, general and administrative expenses in the first nine months of 2010 were $27,144 compared to $17,585 in the first nine months of 2009. We paid no rent or salaries during the period.

Liquidity and Capital Resources

We had $754 cash on hand at the end of the third quarter of 2010 and total current assets of $754. Since inception, we have accumulated a deficit of $689,173. As of September 30, 2010 we had total liabilities of $20,077 and a negative net working capital of $(19,323).

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

Going Concern. Our independent auditors have added an explanatory paragraph to their audit issued in connection with the financial statements for the period ended December 31, 2009, relative to our ability to continue as a going concern. The Company has suffered net losses and, as of September 30, 2010, its total liabilities exceeded its total assets by $19,323. We had negative working capital of $19,323 as of September 30, 2010, we had an accumulated deficit of $689,173 incurred through such date and recorded a net loss of $(9,083) for the fiscal quarter ended September 30, 2010. Because our auditors have issued a going concern opinion, there is substantial uncertainty we will continue operations in which case you could lose your investment. Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an ongoing business for the next 12 months. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business.

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

ITEM 4A(T). CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of September 30, 2010. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the third quarter of fiscal 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 3.                DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.                (REMOVED AND RESERVED)

None.

ITEM 5.                OTHER INFORMATION

On September 16, 2010, all 2,500,00 shares of preferred stock were converted into 5,000,000 shares of common stock. Thereafter, no shares of preferred stock remained issued and outstanding.

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

Date: November 12, 2010
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