Form 10-K
period 2010-12-31
Intelligent Buying, Inc.
filed 2011-03-29
CIK 1358633

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934

for the fiscal year ended December 31, 2010

Transition Report Under Section 13 or 15(D) of the Securities Exchange Act of 1934

for the transition period from _______________ to _______________

Commission File Number: 333-133327

INTELLIGENT BUYING, INC.
(Exact name of small Business Issuer as specified in its charter)

California	20-0956471
(State or other jurisdiction of incorporation or	(IRS Employer Identification No.)
organization)

450 National Ave
Mountain View, CA	94043
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number, including area code: (650) 279-9954

260 Santa Ana Court
Sunnyvale, CA 94085
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
☐ Yes ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2010)—No sale or bid data was available as of that date.

State the number of shares outstanding of the registrant's $.001 par value common stock as of the close of business on the latest practicable date (March 22, 2011): 5,889,533

Documents incorporated by reference: None.

FORWARD LOOKING STATEMENTS

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

Employees

As of December 31, 2010, the Company had three employees.

ITEM 1A. RISK FACTORS

Not required as the Company is a “smaller reporting company”.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES.

Our Company currently maintains its executive offices at 450 National Ave Mountain View, CA 94043. . At this time, the Company occupies this space on the basis of an oral month-to-month lease at a rental of $1,500.00 per month. The Company expects to enter into a more formal lease arrangement in the future.

ITEM 3.  LEGAL PROCEEDINGS

As of December 31, 2010, the Company was not a party to any pending or threatened legal proceedings.

ITEM 4. [REMOVED AND RESERVED]

PART II

ITEM 5.        MARKET FOR REGISTRANT’S COMMON EQUITY; RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Market Price

In 2010, our common stock was approved by FINRA to trade on the OTCBB under the symbol “INTB” on an unpriced basis. There has never been a quotation for the stock and it has yet to actively trade. Even if the common stock were quoted, there may never be substantial activity in such market, if there is substantial activity, such activity may not be maintained, and no prediction can be made as to what prices may prevail in such market.

Holders

As of March 22, 2011, we have issued an aggregate of 5,889,533 shares of our common stock to approximately 39 stockholders of record. The issued and outstanding shares of the Company’s common stock were issued in accordance with the exemptions from registration afforded by Section 4(2) of the Securities Act of 1933 and Regulation D promulgated under the Securities Act. 389,533 shares of the Company’s common stock were registered under a registration statement on Form SB-2 which was declared effective by the U.S. Securities and Exchange Commission on January 15, 2008.

Options and Warrants

None of the shares of our common stock are subject to outstanding options or warrants.

Status of Outstanding Common Stock

As of December 31, 2010, 5,753,333 of our 5,889,533 issued and outstanding common shares are held by “affiliates” of the Company and the remaining shares are either registered or may be transferred subject to the requirements of Rule 144. We have not agreed to register any additional outstanding shares of our common stock under the Securities Act.

Dividends

We have not paid any dividends to date, and have no plans to do so in the immediate future.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities

The Company has never purchased nor does it own any equity securities of any other issuer.

ITEM 6.      SELECTED FINANCIAL DATA

Year Ended	12/31/10	12/31/09	12/31/08
Revenues	$41,063	$59,624	$518,296
Net Income (Loss)	$(2,015)	$1,046	$(15,113)
Net Income (Loss) Per Share, Basic and Diluted	$(0.00)	$0.00	$(0.017)
Weighted Average No. Shares, Basic and Diluted	2,355,286	889,533	889,533
Stockholders’ Equity (Deficit)	$(682,105)	$(680,090)	$(680,336)
Total Assets	$926	$9,172	$1,916
Total Liabilities	$13,181	$19,412	$12,402

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

Plan of Operations

a.      General

The extent of our operations over the next twelve (12) months will be determined by our ability to access and purchase new inventory on terms which are attractive in the market and consistent with our business plan. As we expand our business, this will require a continuing access to additional capital, and there is no guarantee that we will be able to access such capital on terms acceptable to the Company, if at all. While we cannot predict exactly what our level of activity will be over the next 12 months, past experience leads us to believe that available capital resources will not be adequate to fund working capital requirements for the 12-month period which commenced January 1, 2011.

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

While we cannot predict exactly what our level of activity will be over the next 12 months, past experience leads us to believe that available capital resources will not be adequate to fund working capital requirements for the 12-month period which commenced January 1, 2011. We will therefore need to access additional capital through the issuance of additional equity and debt securities and other forms of outside funding, including additional loans from officers, directors and shareholders of the Company. There is no assurance can be accomplished to the necessary extent, if at all. (See "Liquidity").

Liquidity

As of December 31, 2010, we had $926 in cash and no other assets and a negative net working capital of $12,255.

From its inception, the Company’s basic business model has been to serve the venture capital community and the information technology firms they fund for both the acquisition of information technology equipment at prices below the factory sale pricing and the disposition/liquidation of such equipment for purposes of recovery of capital investment. The two aspects of this strategy have been (i) to purchase, at liquidation pricing, computer equipment owned by information technology firms which are either ceasing or reducing operations or are merging with other entities with a resulting duplication of equipment and (ii) to facilitate early stage information technology firms acquisition of computer equipment at prices which are less than the cost of new equipment. Venture Capital Funds have been the Company’s target market as they are the principal source of funding for companies which would be most likely to utilize the Company’s services. The key elements of the Company’s strategy are (i) identification of opportunities to acquire equipment, generally in connection with a liquidation of the assets of an information technology company; (ii) acquisition of equipment which has resale value at prices which will facilitate a margin of 40-50% on resale; (iii) access to capital to acquire equipment assets for resale; (iv) resale of the equipment through various channels in a manner which will facilitate a rapid turn-around of funding; (v) to reduce general and administrative expenses to not more than 15-20% of sales revenues and (vi) maintaining lines of communication with entities who would make decisions relating to equipment purchases and divestitures. While all of the risk factors described in this registration statement apply, the Company believes that its most significant challenge to achievement of viable, long term profitability is access to capital. The Company is essentially a cash business. The Company can acquire equipment at the most favorable basis where it can pay cash at the point of purchase. The Company believes that access to additional capital will enable it to purchase equipment on the most favorable basis and enable the Company to achieve margins within targeted ranges. The Company’s operating expenses are reasonably predictable as literally all of its sales are on a cash basis through online or other auction-type channels. Further, the Company’s operating expenses do not tend to vary in relationship to sales volume. Therefore, the Company believes that as sales volume increases, so should its margin of profit. Given its current cash position, the Company believes it is questionable whether it can manage expenditures to generate sufficient cash to support its operations for the next twelve months. In this regard, the Company’ suffered a loss of $(2,015) for the twelve-month period ended December 31, 2010, while we had a negative net working capital at said date of $12,255. For the twelve months ended December 31, 2010, the Company’s operating activities provided $2,310 cash and the Company’s financing activities used cash in the amount of $3,056. The major strategic challenge facing the Company is therefore the funding of growth—most particularly, the ability to acquire more inventory for re-sale. The Company believes that for the foreseeable future, the availability of equipment for purchase in its target markets will significantly exceed its financial resources and that the market for used information technology equipment, both in the U.S. and abroad, will continue to be strong and may even be growing. While the Company believes that it may be able to access asset-based working capital lending, this would be limited in amount and would only support current liquidity and would not be a viable source of funding for longer term growth. The Company believes that such funding can only achieved through sale of additional equity. A critical element of success in raising such funding is the liquidity of the Company’s common stock. The need for such liquidity is one of the principal reasons why the Company is seeking to become a reporting company and have its shares publicly-traded. While there are no guarantees that it can be achieved, the Company believes that such funding can be accessed in amounts which will enable the Company to achieve growth in its sales and the achievement of long term profitability.

The potential exists that our available capital resources may not be adequate to fund our working capital requirements based upon our present level of operations for the 12-month period subsequent to January 1, 2011. A shortage of capital would affect our ability to fund our working capital requirements. If we require additional capital, funds may not be available on acceptable terms, if at all. In addition, if we raise additional capital through the sale of equity or convertible debt securities, the issuance of these securities could dilute existing shareholders. If funds are not available, this could materially adversely affect our financial condition and results of operations.

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

Going Concern. Our independent auditors have added an explanatory paragraph to their audit issued in connection with the financial statements for the period ended December 31, 2010, relative to our ability to continue as a going concern. The Company’s total liabilities exceeded its total assets by $12,255. We had an accumulated deficit of $682,105 incurred through such date and recorded a loss of $2,015 for the fiscal year ended December 31, 2010. Because our auditors have issued a going concern opinion, there is substantial uncertainty we will continue operations in which case you could lose your investment. Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an ongoing business for the next 12 months. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business.

Results of Operations for Comparative Years Ended December 31, 2010 and December 31, 2009

The following table summarizes the results of operations during the twelve-month periods ended December 31, 2010 and December 31, 2009:

Line Item	12/31/10 (audited)	12/31/09 (audited)	Increase (Decrease)	Percentage Increase (Decrease)

Sales	$41,063	$59,624	$(17,561)	(29.4)%
Net income (loss)	(2,015)	246	(2,261)	(919)%
Expenses	43,078	58,584	(15,506)	(26.5)%
Earnings (loss) per share of common stock	(0.00)	0.00	0.00	(n/a

Comparisons between Cost of Sales Selling, Administrative and General Expenses for the twelve-month period ended December 31, 2010 and for the twelve-month period ended December 31, 2009 are as follows:

	12 Mos. Ended 12/31/2010	12 Mos. Ended 12/31/2009
Cost of Sales	$9,153	$35,863
Ratio of Cost of Sales to Sales	22.3%	60.1%
Selling, General and Administrative Expenses	$33,925	$22,639

We had a net loss of $2,015 for the twelve months ended December 31, 2010 as compared with net income of $246 for the twelve months ended December 31, 2009. This improvement was largely due to an increase in sales and a small decrease in selling, general and administrative expenses.

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

ITEM 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Set forth below are the audited financial statements for the Company for the fiscal years ended December 31, 2010 and 2009 and the reports thereon of Paritz & Co.

INTELLIGENT BUYING, INC.

FINANCIAL STATEMENTS

INDEX

Page Number

INDEPENDENT AUDITORS' REPORT	F-1

FINANCIAL STATEMENTS:

Balance Sheets at December 31, 2010 and December 31, 2009	F-2

Statement of Operations for the years ended December 31, 2010 and December 31, 2009	F-3

Statement of Stockholders' Deficiency for period the from December 31, 2008 to December 31, 2010	F-4

Statement of Cash Flows for the years ended December 31, 2010 and 2009	F-5

Notes to Financial Statements for period ended December 31, 2010	F-6 to F-10

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Intelligent Buying, Inc.:

We have audited the accompanying balance sheet of Intelligent Buying, Inc. as of December 31, 2010 and 2009, and the related statements of operations, changes in shareholders’ equity (deficit), and cash flows for the years ended December 31, 2010 and 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Intelligent Buying, Inc. as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the years ended December 31, 2010 and 2009 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred operating losses since inception and has a net capital deficit at December 31, 2010, which raises substantial doubt about its ability to continue as a going concern. Management’s plan in regard to these matters is also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Paritz & Co.

Paritz & Co.
Hackensack, NJ
March 23, 2011

INTELLIGENT BUYING, INC.BALANCE SHEET

	December 31,2010 (Audited)	December 31, 2009 (Audited)
CURRENT ASSETS
Cash	$926	$1,672
Accounts receivable		5,000
Inventories		2,500
TOTAL CURRENT ASSETS	926	9,172

Property and equipment, net	-	-

TOTAL ASSETS	$926	$9,172

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Accounts payable and accrued expenses	$6,440	$7,339
Due to related party	6,741	12,073

TOTAL CURRENT LIABILITIES	13,181	19,412

STOCKHOLDERS’ EQUITY (DEFICIENCY):
Preferred stock (Note 5), $.001 par value, Authorized – 25,000,000 shares Issued and outstanding – -0- on December 31, 2010 and 2,500,000 on December 31, 2009	2,500	2,500
Common stock, $.001 par value, Authorized – 50,000,000 shares Issued and outstanding – 5,889,533 on December 31, 2010 and 889,533 on December 31, 2009	889	889
Additional paid-in capital	666,461	666,461
Accumulated deficit	(682,105)	(680,090)
TOTAL STOCKHOLDERS’ (DEFICIENCY)	(12,255)	(10,240)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIENCY)	$926	$9,172

The accompanying notes are an integral part of these financial statements.

INTELLIGENT BUYING, INC.
STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT

	YEAR ENDED DECEMBER 31
	2010 (Audited)	2009 (Audited)

SALES:
Related Party	$38,616	$47,821
Other	2,447	11,803
TOTAL SALES	41,063	59,624

COSTS AND EXPENSES:
Cost of sales	9,153	35,863
Selling, general and administrative	33,925	22,639
Interest		82
TOTAL COSTS AND EXPENSES	43,078	58,584

Gain on Disposal of Equipment		6

(LOSS) BEFORE TAXES	(2,015)	1,046

INCOME TAXES		800

NET (LOSS)	(2,015)	246

ACCUMULATED DEFICIT- BEGINNING OF PERIOD	(680,090)	(680,336)

ACCUMULATED DEFICIT- END OF PERIOD	$(682,105)	$(680,090)

BASIC AND DILUTED NET INCOME (LOSS) PER COMMON SHARE	$(0.00)	$0.00

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	2,355,286	889,533

The accompanying notes are an integral part of these financial statements.

INTELLIGENT BUYING, INC.

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

	Common Stock		Preferred Stock
	Shares	$.001 Par Value	Shares	$.001 Par Value	Additional Paid-In Capital	Accumulated Deficit	Total

Balance December 31, 2008	889,533	$889	2,500,000	$2,500	$666,461	$(680,336)		$(10,486)

Net income						246		246

Balance December 31, 2009	889,533	$889	2,500,000	$2,500	$666,461	$(680,090)	$	(10,240)

Net income						(2,015)		(2,015)

Balance December 31, 2010	889,533	$889	2,500,000	$2,500	$666,461	$(682,105)	$	(12,255)

The accompanying notes are an integral part of these financial statements.

INTELLIGENT BUYING, INC.

STATEMENTS OF CASH FLOWS

	YEAR ENDED DECEMBER 31
	2010	2009

OPERATING ACTIVITIES:
Net income (loss)	$(2,015)	$246
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization		9
Changes in operating assets and liabilities:
Accounts receivable	5,000	(5,000)
Inventory	2,500	(2,500)
Accounts payable and accrued expenses
Taxes Payable	(3,175)	(453)
NET CASH PROVIDED BY (USED) IN OPERATING ACTIVITIES	2,310	(7,698)

INVESTING ACTIVITIES:
Gain on disposal of Equipment		6
NET CASH PROVIDED BY INVESTING ACTIVITIES		6

FINANCING ACTIVITIES:
Repayments from related party	(3,056)	7,462

NET CASH PROVIDED BY FINANCING ACTIVITIES	(3,056)	7,462

INCREASE (DECREASE) IN CASH	(746)	(230)

CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	1,672	1,902
CASH AND CASH EQUIVALENTS – END OF PERIOD	926	1,672
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

CASH PAID DURING PERIOD:
Income taxes	-	-
Interest expense	-	-

The accompanying notes are an integral part of these financial statements.

INTELLIGENT BUYING, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2010
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

Comprehensive income

SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive income and its components in financial statements. SFAS No. 130 requires that all items required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement with the same prominence as other financial statements. Comprehensive income consists of net earnings, the net unrealized gains or losses on available-for-sale marketable securities, foreign currency translation adjustments, minimum pension liability adjustments and unrealized gains and losses on financial instruments qualifying for hedge accounting and is presented in the accompanying Consolidated Statement of Shareholders' Equity in accordance with SFAS No. 130.During the years ended December 31 2010 and 2009 the Company did not have any components of comprehensive income (loss) to report.

INTELLIGENT BUYING, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2010
(AUDITED)

1.	SIGNIFICANT ACCOUNTING POLICIES (CON’T)

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

Stock-based compensation

The Company has adopted the FASB standard on Share-Based Payments, which addresses the accounting for share-based payment transactions. The standard eliminates the ability to account for share-based compensation transactions using old standards, and generally requires instead that such transactions be accounted and recognized in the statement of operations based on their fair value. The standard is effective for public companies that file as small business issuers as of the first interim or annual reporting period that begins after December 15, 2005.  Depending upon the number of and terms for options that may be granted in future periods, the implementation of this standard could have a significant non-cash impact on results of operations in future periods.  During the years ended December 31, 2010 and 2009, there were no stock options granted or outstanding.

Inventories

Inventories, consisting of computer and networking equipment, are valued at the lower of cost (first-in, first-out basis) or market (replacement cost).

INTELLIGENT BUYING, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2010
(AUDITED)

2.	RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In January 2010, the Financial FASB issued Accounting Standard Update (“ASU”) 2010-06, “Fair Value Measurements and Disclosures,” which amends the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires disclosure of transfers of assets and liabilities between Level 1 and Level 2 of the fair value measurement hierarchy, including the reasons and the timing of the transfers and information on purchases, sales, issuance, and settlements on a gross basis in the reconciliation of the assets and liabilities measured under Level 3 of the fair value measurement hierarchy. The guidance is effective for annual and interim reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for annual and interim periods beginning after December 15, 2010. The Company adopted these amendments in the first quarter of 2010 and the adoption did not have a material impact on the disclosures of the Company’s consolidated financial statements.

In February 2010, the FASB issued ASU 2010-09 “Subsequent Events - Amendments to Certain Recognition and Disclosure Requirements” (“ASU 2010-09”), which amends FASB ASC Topic 855, Subsequent Events, so that SEC filers no longer are required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. ASU No. 2010-09 was effective immediately and the Company adopted these new requirements in the first quarter of 2010. The adoption did not have a material impact on the disclosures of the Company’s consolidated financial statements.

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

The Company recorded no income taxes for the years ended December 31, 2010 due to the use of available net operating loss carry forwards. For the year ended December 31, 2010, the Company incurred a net loss and no tax provision was required.

Net operating loss carry forwards of approximately $680,000 at December 31, 2010 are available to offset future taxable income, if any, and expire in 2027.  This results in a net deferred tax asset, assuming an effective tax rate of 34% of approximately $231,000 at December 31, 2010.  A valuation allowance in the same amount has been provided to reduce the deferred tax asset, as realization of the asset is not assured.

INTELLIGENT BUYING, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2010
(AUDITED)

4.	STOCKHOLDERS’ EQUITY (DEFICIENCY)

Preferred stock

At December 31, 2010, the Company had no shares of its preferred stock issued and outstanding. Previously issued preferred shares were converted according to their terms into 5,000,000 shares of common stock on September 16, 2010.

Common stock

At December 31, 2010, the Company had 5,889,533 shares of its common stock issued and outstanding. These shares comprised 273,333 shares issued on March 22, 2006 in exchange for certain Notes Payable (see Note 2, above), 500,000 shares issued on April 1, 2006 in consideration for certain financial advisory services and 116,200 shares issued on March 31, 2006 in connection with a private placement of common shares.  Dividends may be paid on outstanding shares of common stock as declared by the Board of Directors. Each share of common stock is entitled to one vote.

5.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	DECEMBER 31
	2010	2009
Trade payables:
American Express	5,323
Other payables- less than 5%	1,116	865
Sales tax payable		3,179
Legal and accounting fees		3,295
	$6,440	$7,339

6.	RELATED PARTY TRANSACTIONS

The Company sells to Anchorfree Wireless, Inc. and AFNCA, Inc. which are controlled by the principal shareholders of the Company.  During the year ended December 31, 2010 and 2009 approximately 94% and 80%, respectively, of the Company’s sales were made to Anchorfree and AFNCA.  As of December 31, 2010 and 2009, both Anchorfree and AFNCA were not indebted to the Company for sales made in the ordinary course of business.

INTELLIGENT BUYING, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2010
(AUDITED)

7.	GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern.  However, The Company has a negative net working capital of $12,255 as of December 31, 2010 and net income/(loss) of ($2,015) and $246 for years ended December 31, 2010 and 2009, respectively. The Company currently has limited liquidity, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. There are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

ITEM 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures. The Company's Management under the supervision and with the participation of the Principal Executive Officer and the Principal Financial Officer are responsible for establishing and maintaining "disclosure controls and procedures" (as defined in the Exchange Act) for the Company. Based on their evaluation of the Company's disclosure controls and procedures as of December 31, 2010, the Company's Management has concluded that the Company's disclosure controls and procedures were not effective due to the lack of segregation of duties to ensure that the information required to be disclosed by the Company under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the Exchange Act and accumulated and communicated to the Company's Management, including the Principal Executive Officer and the Principal Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting. During the last quarter of the Company's fiscal year ended December 31, 2010, there were no changes in the Company's internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Limitations on the Effectiveness of Controls. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected. The Company's disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and the Principal Executive Officer and the Principal Financial Officer have concluded that these controls and procedures are effective at the "reasonable assurance" level.

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors, Executive Officers and Significant Employees

The following table sets forth information with respect to our directors and executive officers.  Other than these persons, there are no significant employees.

Name	Age	Position
Eugene Malobrodsky	29	Chief Executive Officer, Secretary and Director

David Gorodyansky	29	President, Chief Operating Officer and Chief Financial Officer and Director

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

 Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation Earnings ($)	Non- qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Eugene
Malobrodsky	2008	0	0	0	0	0	0	0	0
CEO,	2009	0	0	0	0	0	0	0	0
Secretary	2010	0	0	0	0	0	0	0	0
And Director

David
Gorodyansky
President,	2008	0	0	0	0	0	0	0	0
COO, CFO	2009	0	0	0	0	0	0	0	0
and	2010	0	0	0	0	0	0	0	0
Director

Outstanding Equity Awards at Fiscal Year End

None of our executive officers received any equity awards, including, options, restricted stock or other equity incentives, during the fiscal year ended December 31, 2010.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding beneficial ownership of our common stock as of March 22, 2011 (i) by each person who is known by us to beneficially own more than five percent of our common stock; (ii) by each of our officers and directors; and (iii) by all of our officers and directors as a group:

Title of Class	Name & Address of Beneficial Owner	Office, If Any	Amount & Nature of Beneficial Ownership1	Percent of Class(2)
Common Stock	Altitude Group, LLC (1)	5% holder	500,000	8.49%
$0.001 par value	2264 82nd Street
	Brooklyn, NY 11214

Common Stock	Eugene Malobrodsky	CEO,	2,500,000	42.45%
$0.001 par value	450 National Ave	Secretary
	Mountain View, CA 94043	And Director

Common Stock	David Gorodyansky	President,	2,500,000	42.45%
$0.001 par value	450 National Ave	COO, CFO
	Mountain View, CA 94043	and Director

Common Stock	All officers and directors as a		5,000,000	84.90%
$0.001 par value	group (2 persons named above)

(1)	Altitude Group, LLC is controlled by Michael Kreizman, M.D.
(2)	Based on 5,889,533 shares of our Common Stock outstanding as of March 22, 2011.

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

Changes in Control

We do not currently have any arrangements which if consummated may result in a change of control of our Company.

ITEM13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Certain Relationships and Transactions with Related Persons

Eugene Malobrodsky and David Gorodyansky, the sole officers and directors of the Company, are Senior Vice President and President, respectively, of AnchorFree Wireless, Inc., a related company.  For the years ended December 31, 2010 and 2008, AnchorFree Wireless, Inc. accounted for approximately 94% and 80% of the Company’s sales, respectively.  Sophia Malobrodsky, a shareholder of the company holding approximately 4% of the Company’s issued and outstanding common stock is the mother of Eugene Malobrodsky, the Company’s Chief Executive Officer.  Royce Diener, an owner of 4,000 shares of common stock of the Company is the father of the Company’s counsel, Robert L. B. Diener.

As of December 31, 2010, the Company owes approximately $6,741 to AnchorFree Wireless, Inc., a company controlled by the principal shareholders and officers of the Company.  These amounts represent short-term advances in the ordinary course of business and fluctuate significantly.  This amount will be used to offset future purchases by AnchorFree Wireless, Inc.

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

5. On September 16, 2010, all 2,500,00 shares of preferred stock were converted into 5,000,000 shares of common stock. Thereafter, no shares of preferred stock remained issued and outstanding

Director Independence

The Board of Directors is currently composed of 2 members, Mr. Malobrodsky and Mr. Gorodyansky. None of our directors are “independent” directors, as that term is defined under the Nasdaq listing standards.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

The aggregate fees billed by our auditors, Paritz & Co., for professional services rendered for the audit of our annual financial statements for fiscal year ended December 31, 2010 and review our interim financial statements for the first, second and third quarters of 2011 will be approximately $4,500. The aggregate fees billed by our auditors for professional services rendered for the audit of our annual financial statements for fiscal year ended December 31, 2009 were approximately $4,500.

AUDIT-RELATED FEES

During the last two fiscal years, no fees were billed or incurred for assurance or related services by our auditors that were reasonably related to the audit or review of financial statements reported above.

TAX FEES

There were no tax preparation fees billed for the fiscal years ended December 31, 2010 or 2009.

ALL OTHER FEES

During the last two fiscal years, no other fees were billed or incurred for services by our auditors other than the fees noted above. Our board, acting as an audit committee, deemed the fees charged to be compatible with maintenance of the independence of our auditors.

THE BOARD OF DIRECTORS PRE-APPROVAL POLICIES

We do not have a separate audit committee. Our full board of directors performs the functions of an audit committee. Before an independent auditor is engaged by us to render audit or non-audit services, our board of directors pre-approves the engagement. Board of directors pre-approval of audit and non-audit services will not be required if the engagement for the services is entered into pursuant to pre-approval policies and procedures established by our board of directors regarding our engagement of the independent auditor, provided the policies and procedures are detailed as to the particular service, our board of directors is informed of each service provided, and such policies and procedures do not include delegation of our board of directors' responsibilities under the Exchange Act to our management. Our board of directors may delegate to one or more designated members of our board of directors the authority to grant pre-approvals, provided such approvals are presented to the board of directors at a subsequent meeting. If our board of directors elects to establish pre-approval policies and procedures regarding non-audit services, the board of directors must be informed of each non-audit service provided by the independent auditor. Board of directors pre-approval of non-audit services, other than review and attest services, also will not be required if such services fall within available exceptions established by the SEC. For the fiscal year ended December 31, 2010, 100% of audit-related services, tax services and other services performed by our independent auditors were pre-approved by our board of directors.

Our board has considered whether the services described above under the caption "All Other Fees", which are currently none, is compatible with maintaining the auditor's independence.

The board approved all fees described above.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

The following documents are filed as part of this 10-K:

1.  FINANCIAL STATEMENTS

The following documents are filed in Part II, Item 8 of this annual report on Form 10-K:

•	Report of Paritz & Co., Independent Registered Certified Public Accounting Firm

•	Balance Sheets as of December 31, 2010 and 2009

•	Statements of Operations for the years ended December 31, 2010 and 2009

•	Statements of Changes in Stockholders’ Equity for the period from December 31, 2008 to December 31, 2010

•	Statements of Cash Flows for the years ended December 31, 2010 and 2009

•	Notes to Financial Statements

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

Intelligent Buying, Inc.
(Registrant)

By	/s/ Eugene Malobrodsky

Eugene Malobrodsky
Chief Executive Officer

Date	March 23, 2011

By	/s/ Eugene Malobrodsky

David Gorodyansky
Chief Financial Officer and Principal Accounting Officer

Date	March 23, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity and on the date indicated.

By	/s/ Eugene Malobrodsky

Eugene Malobrodsky
Chief Executive Officer and Director

Date	March 23, 2011

By	/s/ David Gorodyansky

David Gorodyansky
Chief Financial Officer, Principal Accounting Officer and Director

Date	March 23, 2011