Form 10-Q
period 2011-03-31
Intelligent Buying, Inc.
filed 2011-05-13
CIK 1358633

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarter ended March 31, 2011

Commission File Number: 333-133327

INTELLIGENT BUYING, INC.

(Exact name of registrant as specified in its charter)

California (State of organization)	20-0956471 (I.R.S. Employer Identification No.)

  260 Santa Ana Court
Sunnyvale, CA 94085

(Address of principal executive offices)

(408) 505-2394

Registrant’s telephone number, including area code

n/a

Former address if changed since last report

Check whether the issuer (1) filed all reports  required to be filed by Section 13 or 15(d) of the  Exchange  Act  during  the past 12  months  and (2) has been subject to such filing requirements for the past 90 days. Yes ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation  S-T  during  the preceding 12 months (or  for  such  shorter  period  that  the  registrant  was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered under Section 12(g) of the Exchange Act:

Common Stock $.001 par value

There are 5,889,533 shares of common stock outstanding as of May 9, 2011.

TABLE OF CONTENTS
_________________

PART I - FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

ITEM 1.	INTERIM FINANCIAL STATEMENTS

INTELLIGENT BUYING, INC.

BALANCE SHEET

	March 31, 2011 Unaudited	December 31, 2010 (Audited)
CURRENT ASSETS
Cash	$300	$926
Accounts receivable	2,400	-
Inventories	-	-
TOTAL CURRENT ASSETS	2,700	926

Property and equipment, net	-	-

TOTAL ASSETS	$2,700	$926

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Accounts payable and accrued expenses	$5,350	$6,440
Due to related party	6,738	6,741

TOTAL CURRENT LIABILITIES	12,088	13,181

STOCKHOLDERS’ EQUITY (DEFICIENCY):
Preferred stock (Note 5), $.001 par value,	-	-
Authorized – 25,000,000 shares
Issued and outstanding – None at March 31, 2011 and December 31, 2010
Common stock, $.001 par value,
Authorized – 50,000,000 shares
Issued and outstanding – 5,889,533 shares at March 31, 2011 and December 31, 2010	5,889	5,889
Additional paid-in capital	663,961	663,961
Accumulated deficit	(679,238)	(682,105)
TOTAL STOCKHOLDERS’ (DEFICIENCY)	(9,388)	(12,255)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIENCY)	$2,700	$926

The accompanying notes are an integral part of these financial statements.

INTELLIGENT BUYING, INC.

STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT

	THREE MONTHS ENDED MARCH 31
	2011 (Unaudited)	2010 (Unaudited)

SALES:
Related Party	$3,700	$7,500
Other	2,400	1,553
TOTAL SALES	6,100	9,053

COSTS AND EXPENSES:
Cost of sales	-	6,000
Selling, general and administrative	3,233	7,033
TOTAL COSTS AND EXPENSES	3,233	13,303

NET INCOME (LOSS)	2,867	(4,250)

ACCUMULATED DEFICIT- BEGINNING OF PERIOD	(682,105)	(680,090)

ACCUMULATED DEFICIT- END OF PERIOD	$(679,238)	$(684,340)

BASIC AND DILUTED NET INCOME (LOSS) PER
COMMON SHARE	$0.00	$(0.01)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	5,889,533	889,533

The accompanying notes are an integral part of these financial statements.

INTELLIGENT BUYING, INC.

STATEMENTS OF CASH FLOWS

	THREE MONTHS ENDED MARCH 31
	2011	2010
OPERATING ACTIVITIES:
Net income (loss)	$2,867	$(4,250)
Adjustments to reconcile net income (loss) to net
cash provided by (used in) operating activities:
Depreciation and amortization	-	-
Changes in operating assets and liabilities:
Accounts receivable	(2,400)	5,000
Inventory	-	2,500
Accounts payable and accrued expenses	-	(1,173)
NET CASH PROVIDED BY (USED) IN OPERATING ACTIVITIES	467	2,077

FINANCING ACTIVITIES:
Repayments from related party	(1,093)	(1,218)
NET CASH PROVIDED BY FINANCING ACTIVITIES	(1,093)	(1,218)

INCREASE (DECREASE) IN CASH	(626)	859

CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	926	1,672
CASH AND CASH EQUIVALENTS – END OF PERIOD	300	$2,531

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID DURING PERIOD:
Income Taxes	$-	$-
Interest	-	-

The accompanying notes are an integral part of these financial statements.

INTELLIGENT BUYING, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2011
(UNAUDITED)

1. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared on substantially the same basis as the audited financial statements included in the Intelligent Buying Inc. Annual Report on Form 10-K for the year ended December 31, 2010. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission (SEC) rules and regulations regarding interim financial statements. All amounts included herein related to the condensed financial statements as of March 31, 2011 and the three months ended March 31, 2011 and 2010 are unaudited and should be read in conjunction with the audited financial statements and the notes there to included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. In the opinion of management, the accompanying financial statements include all necessary adjustments for the fair presentation of the Company’s financial position, results of operations and cash flows. The results of operations for the interim periods presented are not necessarily indicative of the operating results to be expected for any subsequent interim period or for the full fiscal year ending December 31, 2011.

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

INTELLIGENT BUYING, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2011
 (UNAUDITED)

Recently issued accounting pronouncements

From time to time new accounting pronouncements are issued by the Financial Accounting Standards Board or other standard setting bodies that may have an impact on the Company’s accounting and reporting.  The Company believes that such recently issued accounting pronouncements and other authoritative guidance for which the effective date is in the future will not have an impact on its accounting or reporting or that such impact will not be material to its financial position, results of operations and cash flows when implemented.

2. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	MARCH 31
	2011	2010

American Express	$5,350	$4,025
Due to Officer	6,738	10,855
Other payables- less than 5%		433
Sales tax payable		348
Legal and accounting fees		1,360
	$12,088	$17,021

3. RELATED PARTY TRANSACTIONS

The Company sells to Anchorfree Wireless, Inc., a company controlled by the principal shareholders of the Company.  During the three months ended March 31, 2011, approximately 60% of sales were to Anchorfree. During the three months ended March 31, 2010, the company had 82% of sales to Anchorfree. As of March 31, 2011 and 2010, Anchorfree was not indebted to the Company for sales made in the ordinary course of business.

4. GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern.  However, The Company has a negative net working capital of $ 9,388 as of March 31, 2011 and net income of $ 2,867. The Company currently has limited liquidity, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

Results of Operations for Fiscal Quarter Ended March 31, 2011 Compared To March 31, 2010

During the first fiscal quarter of 2011, we had a net profit of $2,867 on revenues of $6,100 compared to a net loss of $(4,250) on revenues of $9,053 in the first fiscal quarter of 2010. Selling, general and administrative expenses in the first quarter of 2011 were $3,233 compared to $7,033 in the first quarter of 2010.  We paid no rent or salaries during the quarter.

Liquidity and Capital Resources

We had $300 cash on hand at the end of the first quarter of 2011 and total current assets of $2,700.  Since inception, we have accumulated a deficit of $679,238. As of March 31, 2011 we had total liabilities of $12,088 and a negative net working capital of $(9,388).

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

Going Concern.  Our independent auditors have added an explanatory paragraph to their audit issued in connection with the financial statements for the period ended December 31, 2010, relative to our ability to continue as a going concern.  The Company has suffered net losses and, as of March 31, 2011, its total liabilities exceeded its total assets by $9,388.  We had negative working capital of $9,388 as of March 31, 2011, we had an accumulated deficit of $679,238 incurred through such date and recorded a net profit of only $2,867 for the fiscal quarter ended March 31, 2011.  Because our auditors have issued a going concern opinion, there is substantial uncertainty we will continue operations in which case you could lose your investment.  Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an ongoing business for the next 12 months. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an  evaluation  of  our  disclosure  controls  and procedures, as such term  is defined under  Rule  13a-15(e)  and  Rule 15d-15(e)  promulgated  under  the Securities Exchange Act of 1934, as amended  (Exchange  Act),  as  of March 31, 2011.  Based on this evaluation, our principal executive officer and principal financial officer  have  concluded that our disclosure controls and procedures are effective to ensure that  information required to be disclosed by us in the reports  we file or submit under  the  Exchange  Act  is  recorded,  processed, summarized,  and  reported  within the time periods specified in the Securities and Exchange Commission's rules  and forms and that our disclosure and controls are designed to ensure that information required  to  be disclosed by us in the reports that we file or submit under  the  Exchange  Act  is   accumulated  and communicated  to  our management, including our principal executive officer and principal  financial  officer,  or  persons performing  similar  functions,  as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes  (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the first quarter  of  fiscal  2011  that  has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date: May 12, 2011
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