Form 10-Q
period 2011-06-30
Intelligent Buying, Inc.
filed 2011-08-16
CIK 1358633

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarter ended June 30, 2011

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

Common Stock $.001 par value

There are 5,889,533 shares of common stock outstanding as of August 10, 2011.

PART I – FINANCIAL INFORMATION

ITEM  1.      INTERIM FINANCIAL STATEMENTS

INTELLIGENT BUYING, INC.

BALANCE SHEET

	June 30, 2011 Unaudited	December 31, 2010 (Audited)
CURRENT ASSETS
Cash	$577	$926
Accounts receivable
Inventories
TOTAL CURRENT ASSETS	577	926

Property and equipment, net	-	-

TOTAL ASSETS	$577	$926

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Accounts payable and accrued expenses	$7,818	$6,440
Due to related party	6,737	6,741

TOTAL CURRENT LIABILITIES	14,555	13,181

STOCKHOLDERS’ EQUITY (DEFICIENCY):
Preferred stock (Note 5), $.001 par value, Authorized – 25,000,000 shares Issued and outstanding – 2,500,000 shares	2,500	2,500
Common stock, $.001 par value, Authorized – 50,000,000 shares Issued and outstanding – 889,533 shares	889	889
Additional paid-in capital	666,461	666,461
Accumulated deficit	(683,828)	(682,105)
TOTAL STOCKHOLDERS’ (DEFICIENCY)	(13,978)	(12,255)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIENCY)	$577	$926

The accompanying notes are an integral part of these financial statements.

INTELLIGENT BUYING, INC.

STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT

	THREE MONTHS ENDED JUNE 30
	2011 (Unaudited)	2010 (Unaudited)

SALES:
Related Party	$4,440	$6,253
Other	274	5
TOTAL SALES	4,714	6,258

COSTS AND EXPENSES:
Cost of sales	277	513
Selling, general and administrative	9,027	5,120
TOTAL COSTS AND EXPENSES	9,304	5,633

INCOME (LOSS) BEFORE TAXES	(4,590)	625

INCOME TAXES	-	800

NET INCOME (LOSS)	(4,590)	(175)

ACCUMULATED DEFICIT- BEGINNING OF PERIOD	(679,238)	(684,340)

ACCUMULATED DEFICIT- END OF PERIOD	$(683,828)	$(684,515)

BASIC AND DILUTED NET INCOME (LOSS) PER COMMON SHARE	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	889,533	889,533

The accompanying notes are an integral part of these financial statements.

INTELLIGENT BUYING, INC.

STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT

	SIX MONTHS ENDED JUNE 30
	2011 (Unaudited)	2010 (Unaudited)

SALES:
Related Party	$8,140	$13,754
Other	2,674	1,558
TOTAL SALES	10,814	15,312

COSTS AND EXPENSES:
Cost of sales	277	6,514
Selling, general and administrative	11,456	12,374
TOTAL COSTS AND EXPENSES	11,733	18,888

INCOME (LOSS) BEFORE TAXES	(919)	(3,576)

INCOME TAXES	804	849

NET INCOME (LOSS)	(1,723)	(4,425)

ACCUMULATED DEFICIT- BEGINNING OF PERIOD	(682,105)	(680,090)

ACCUMULATED DEFICIT- END OF PERIOD	$(683,828)	$(684,515)

BASIC AND DILUTED NET INCOME (LOSS) PER COMMON SHARE	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	889,533	889,533

The accompanying notes are an integral part of these financial statements.

INTELLIGENT BUYING, INC.

STATEMENTS OF CASH FLOWS

	SIX MONTHS ENDED JUNE 30
	2011	2010

OPERATING ACTIVITIES:
Net income (loss)	$(1,723)	$(4,425)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization
Changes in operating assets and liabilities:
Accounts receivable	-	5,000
Inventory	-	316
Accounts payable and accrued expenses	1,378	(375)
NET CASH PROVIDED BY (USED) IN OPERATING ACTIVITIES	1,378	516

FINANCING ACTIVITIES:
Repayments from related party	(4)	(1,420)
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,374

INCREASE (DECREASE) IN CASH	(349)	(904)

CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	926	1,672
CASH AND CASH EQUIVALENTS – END OF PERIOD	577	$768
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

The accompanying notes are an integral part of these financial statements.

INTELLIGENT BUYING, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2011
(UNAUDITED)

1.   SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation

The accompanying financial statements have been prepared on substantially the same basis as the audited financial statements included in the Intelligent Buying Inc. Annual Report on Form 10-K for the year ended December 31, 2010. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission (SEC) rules and regulations regarding interim financial statements. All amounts included herein related to the condensed financial statements as of June 30, 2011 and the six months ended June 30, 2011 and 2010 are unaudited and should be read in conjunction with the audited financial statements and the notes there to included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

JUNE 30, 2011
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

Net loss per share

Authoritative guidance on Earnings per Share requires dual presentation of basic and diluted earnings or loss per share (“EPS”) for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.  Basic EPS excludes dilution; diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

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

JUNE 30, 2011
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

JUNE 30, 2011
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

The Company recorded no income taxes for the year ended December 31, 2010 due to the use of available net operating loss carryforwards. For the year ended December 31, 2010, the Company incurred a net loss and no tax provision was required.

Net operating loss carry forwards of approximately $682,000 at December 31, 2010 are available to offset future taxable income, if any, and expire in 2027.  This results in a net deferred tax asset, assuming an effective tax rate of 34% of approximately $232,000 at December 31, 2010.  A valuation allowance in the same amount has been provided to reduce the deferred tax asset, as realization of the asset is not assured.

INTELLIGENT BUYING, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2011
(UNAUDITED)

3.  STOCKHOLDERS’ EQUITY (DEFICIENCY)

Preferred stock

On September 16, 2010, all 2,500,00 shares of preferred stock were converted into 5,000,000 shares of common stock.  Thereafter, no shares of preferred stock remained issued and outstanding.

Common stock

At June 30, 2011, the Company had 5,889,533 shares of its common stock issued and outstanding. These shares comprised 5,000,000 shares issued on the conversion of all the Company’s issued and outstanding shares of preferred stock which took place on September 16, 2010, 273,333 shares issued on March 22, 2006 in exchange for certain Notes Payable (see Note 2, above), 500,000 shares issued on April 1, 2006 in consideration for certain financial advisory services and 116,200 shares issued on March 31, 2006 in connection with a private placement of common shares.  Dividends may be paid on outstanding shares of common stock as declared by the Board of Directors. Each share of common stock is entitled to one vote.

4.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	JUNE 30
	2011	2010

American Express	$-	$462
Due to Officer	6,737	10,586
Other payables- less than 5%	5,373	2,971
Sales tax payable	25	68
Legal and accounting fees	2,420	3,530
	$14,555	$17,617

5.  RELATED PARTY TRANSACTIONS

The Company sells to Anchorfree Wireless, Inc., a company controlled by the principal shareholders of the Company.  During the six months ended June 30, 2011, approximately 23% of sales were to Anchorfree. During the six months ended June 30, 2010, the company had 60% of sales to Anchorfree. As of June 30, 2011 and 2010, Anchorfree was not indebted to the Company for sales made in the ordinary course of business.

INTELLIGENT BUYING, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2011
(UNAUDITED)

6.   GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern.  However, The Company has a negative net working capital of $ 13,978 as of June 30, 2011 and net loss of $ 1,723. The Company currently has limited liquidity, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

Results of Operations for Fiscal Quarter Ended June 30, 2011 Compared To June 30, 2010

During the second fiscal quarter of 2011, we had a net loss of $4,590 on revenues of $4,714 compared to a net loss of $(175) on revenues of $6,258 in the second fiscal quarter of 2010. Selling, general and administrative expenses in the first six months of 2011 were $11,456 compared to $12,374 in the first six months of 2010.  We paid no rent or salaries during the quarter.

Liquidity and Capital Resources

We had $577 cash on hand at the end of the second quarter of 2011 and total current assets of $577.  Since inception, we have accumulated a deficit of $683,828. As of June 30, 2011 we had total liabilities of $14,555 and a negative net working capital of $(13,978).

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

Going Concern.  Our independent auditors have added an explanatory paragraph to their audit issued in connection with the financial statements for the period ended December 31, 2010, relative to our ability to continue as a going concern.  The Company has suffered net losses and, as of June 30, 2011, its total liabilities exceeded its total assets by $13,978.  We had negative working capital of $13,978 as of June 30, 2011, we had an accumulated deficit of $683,828 incurred through such date and recorded a net loss of only $4,590 for the fiscal quarter ended June 30, 2011.  Because our auditors have issued a going concern opinion, there is substantial uncertainty we will continue operations in which case you could lose your investment.  Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an ongoing business for the next 12 months. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-5(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of June 30, 2011. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the second quarter of fiscal 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

None.

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

Date: August 15, 2011
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