Form 10-Q
period 2011-09-30
Intelligent Buying, Inc.
filed 2011-11-14
CIK 1358633

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarter ended September 30, 2011

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

Common Stock $.001 par value

There are 5,889,533 shares of common stock outstanding as of November 10, 2011.

PART I – FINANCIAL INFORMATION

ITEM  1.      INTERIM FINANCIAL STATEMENTS

INTELLIGENT BUYING, INC.

BALANCE SHEET

	September 30, 2011 Unaudited	December 31, 2010 (Audited)
CURRENT ASSETS
Cash	$13,981	$926
Accounts receivable
Inventories
TOTAL CURRENT ASSETS	13,981	926

Property and equipment, net	-	-

TOTAL ASSETS	$13,981	$926

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Accounts payable and accrued expenses	$21,446	$6,440
Due to related party	8,515	6,741

TOTAL CURRENT LIABILITIES	29,961	13,181

STOCKHOLDERS’ EQUITY (DEFICIENCY):
Preferred stock (Note 5), $.001 par value,	2,500	2,500
Authorized – 25,000,000 shares
Issued and outstanding – 2,500,000 shares
Common stock, $.001 par value,
Authorized – 50,000,000 shares
Issued and outstanding – 889,533 shares	889	889
Additional paid-in capital	666,461	666,461
Accumulated deficit	(685,830)	(682,105)
TOTAL STOCKHOLDERS’ (DEFICIENCY)	(15,980)	(12,255)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIENCY)	$13,981	$926

The accompanying notes are an integral part of these financial statements.

INTELLIGENT BUYING, INC.

STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT

	THREE MONTHS ENDED SEPTEMBER 30
	2011 (Unaudited)	2010 (Unaudited)

SALES:
Related Party	$21,951	$12,498
Other		253
TOTAL SALES	21,951	12,751

COSTS AND EXPENSES:
Cost of sales	20,019	2,639
Selling, general and administrative	3,891	14,770
TOTAL COSTS AND EXPENSES	23,910	17,409

INCOME (LOSS) BEFORE TAXES	(1,959)	(4,658)

INCOME TAXES	-	-

NET INCOME (LOSS)	(1,959)	(4,658)

ACCUMULATED DEFICIT- BEGINNING OF PERIOD	(683,871)	(684,515)

ACCUMULATED DEFICIT- END OF PERIOD	$(685,830)	$(689,173)

BASIC AND DILUTED NET INCOME (LOSS) PER COMMON SHARE	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	889,533	889,533

The accompanying notes are an integral part of these financial statements.

INTELLIGENT BUYING, INC.

STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT

	NINE MONTHS ENDED SEPTEMBER 30
	2011 (Unaudited)	2010 (Unaudited)

SALES:
Related Party	$27,066	$26,252
Other	5,700	1,811
TOTAL SALES	32,766	28,063

COSTS AND EXPENSES:
Cost of sales	20,296	9,153
Selling, general and administrative	15,391	27,144
TOTAL COSTS AND EXPENSES	35,687	36,297

INCOME (LOSS) BEFORE TAXES	(2,921)	(8,234)

INCOME TAXES	804	849

NET INCOME (LOSS)	(3,725)	(9,083)

ACCUMULATED DEFICIT- BEGINNING OF PERIOD	(682,105)	(680,090)

ACCUMULATED DEFICIT- END OF PERIOD	$(685,830)	$(689,173)

BASIC AND DILUTED NET INCOME (LOSS) PER
COMMON SHARE	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	889,533	889,533

The accompanying notes are an integral part of these financial statements.

INTELLIGENT BUYING, INC.

STATEMENTS OF CASH FLOWS

	NINE MONTHS ENDED SEPTEMBER 30
	2011	2010

OPERATING ACTIVITIES:
Net income (loss)	$(3,725)	$(9,083)
Adjustments to reconcile net income (loss) to net
cash provided by (used in) operating activities:
Depreciation and amortization
Changes in operating assets and liabilities:
Accounts receivable	-	5,000
Inventory	-	2,500
Accounts payable and accrued expenses	16,732	880
NET CASH PROVIDED BY (USED) IN OPERATING ACTIVITIES	16,732	8,380

FINANCING ACTIVITIES:
Repayments from related party	(48)	(215)
NET CASH PROVIDED BY FINANCING ACTIVITIES	(48)	(215)

INCREASE (DECREASE) IN CASH	13,055	(918)

CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	926	1,672
CASH AND CASH EQUIVALENTS – END OF PERIOD	13,981	$754
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

The accompanying notes are an integral part of these financial statements.

INTELLIGENT BUYING, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2011
(UNAUDITED)

1.  SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared on substantially the same basis as the audited financial statements included in the Intelligent Buying Inc. Annual Report on Form 10-K for the year ended December 31, 2010. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission (SEC) rules and regulations regarding interim financial statements. All amounts included herein related to the condensed financial statements as of September 30, 2011 and the nine months ended September 30, 2011 and 2010 are unaudited and should be read in conjunction with the audited financial statements and the notes there to included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

INTELLIGENT BUYING, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2011
(UNAUDITED)

Comprehensive income

SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive income and its components in financial statements. SFAS No. 130 requires that all items required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement with the same prominence as other financial statements. Comprehensive income consists of net earnings, the net unrealized gains or losses on available-for-sale marketable securities, foreign currency translation adjustments, minimum pension liability adjustments and unrealized gains and losses on financial instruments qualifying for hedge accounting and is presented in the accompanying Consolidated Statement of Shareholders' Equity in accordance with SFAS No. 130.During the years ended December 31, 2010 and 2009, the Company did not have any components of comprehensive income (loss) to report.

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

Stock-based compensation

The Company has adopted the FASB standard on Share-Based Payment, which addresses the accounting for share-based payment transactions. The standard eliminates the ability to account for share-based compensation transactions using old standards, and generally requires instead that such transactions be accounted and recognized in the statement of operations based on their fair value. The standard is effective for public companies that file as small business issuers as of the first interim or annual reporting period that begins after December 15, 2005.  Depending upon the number of and terms for options that may be granted in future periods, the implementation of this standard could have a significant non-cash impact on results of operations in future periods

During the years ended December 31, 2010 and 2009 and for the nine-month period ended September 30, 2011, there were no stock options granted or outstanding.

INTELLIGENT BUYING, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2011
(UNAUDITED)

New accounting pronouncements

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

Common stock

At September 30, 2011, the Company had 5,889,533 shares of its common stock issued and outstanding. These shares comprised 5,000,000 shares issued on the conversion of all the Company’s issued and outstanding shares of preferred stock which took place on September 16, 2010, 273,333 shares issued on March 22, 2006 in exchange for certain Notes Payable, 500,000 shares issued on April 1, 2006 in consideration for certain financial advisory services and 116,200 shares issued on March 31, 2006 in connection with a private placement of common shares.  Dividends may be paid on outstanding shares of common stock as declared by the Board of Directors. Each share of common stock is entitled to one vote.

NTELLIGENT BUYING, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2011
(UNAUDITED)

4.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	SEPTEMBER 30
	2011	2010

American Express	$11,754	$-
Due to Officer	12,109	12,031
Other payables- less than 5%		4,179
Sales tax payable	1,778	337
Legal and accounting fees	4,320	3,530
	$29,961	$20,077

5.  RELATED PARTY TRANSACTIONS

The Company sells to Anchorfree Wireless, Inc., a company controlled by the principal shareholders of the Company.  During the nine months ended September 30, 2011, approximately 82.6% of sales were to Anchorfree. During the nine months ended September 30, 2010, the company had 93.5% of sales to Anchorfree. As of September 30, 2011 and 2010, Anchorfree was not indebted to the Company for sales made in the ordinary course of business.

6. GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern.  However, The Company has a negative net working capital of $ 15,980 as of September 30, 2011 and net loss of $3,725. The Company currently has limited liquidity, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. There are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

7.  SUBSEQUENT EVENTS

The Company evaluated subsequent events through the date the financial statements were issued and filed with this Form 10-Q. There were no subsequent events that required recognition or disclosure.

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

Results of Operations for Fiscal Quarter Ended September 30, 2011 Compared To September 30, 2010

During the third fiscal quarter of 2011, we had a net loss of $1,959 on revenues of $21,951 compared to a net loss of $4,658 on revenues of $12,751 in the third fiscal quarter of 2010. Selling, general and administrative expenses in the quarter ended September 30, 2011 were $3,891 compared to $14,770 in the comparable quarter o 2010.  We paid no rent or salaries during the quarter.

Results of Operations for Nine Months Ended September 30, 2011 Compared To September 30, 2010

During the first nine months of 2011, we had a net loss of $3,725 on revenues of $32,766 compared to a net loss of $9,083 on revenues of $28,063 in the comparable period of 2010. Selling, general and administrative expenses in the first nine months of 2011 were $15,391 compared to $27,144 in the first nine months of 2010.  We paid no rent or salaries during the period.

Liquidity and Capital Resources

We had $13,981 cash on hand at the end of the third quarter of 2011 and total current assets of $13,981.  Since inception, we have accumulated a deficit of $685,830. As of September 30, 2011 we had total liabilities of $29,961 and a negative net working capital of $15,980.

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

Going Concern.  Our independent auditors have added an explanatory paragraph to their audit issued in connection with the financial statements for the period ended December 31, 2010, relative to our ability to continue as a going concern.  The Company has suffered net losses and, as of September 30, 2011, its total liabilities exceeded its total assets by $15,980.  We had negative working capital of $15,980 as of September 30, 2011, we had an accumulated deficit of $685,830 incurred through such date and recorded a net loss of $1,959 for the fiscal quarter ended September 30, 2011.  Because our auditors have issued a going concern opinion, there is substantial uncertainty we will continue operations in which case you could lose your investment.  Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an ongoing business for the next 12 months. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business.

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

ITEM 4.                CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d- 15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of September 30, 2011. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the third quarter of fiscal 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

None.

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

Date: November 10, 2011
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