Form 10-K/A
period 2010-12-10
Intelligent Buying, Inc.
filed 2011-12-27
CIK 1358633

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

First Amendment

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
Sunnyvale, CA _94085
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

EXPLANATORY NOTE

Intelligent Buying, Inc. is filing this Amendment on Form 10-K/A (the "Amendment") to its Annual Report on Form 10-K for the year ended December 31, 2010, originally filed March 29, 2011 (the "Original Filing") to amend Item 9A—Controls and Procedures to include the information required by Item 308 of Regulation S-K.

For a discussion of management's consideration of the Company's disclosure controls and procedures and the significant deficiency identified, see Part II — Item 9A included in this Amended Filing.

For the convenience of the reader, this Amended Filing sets forth the Original Filing in its entirely as modified and superseded where necessary to reflect the restatement. The following items in this report have been amended:

Part II:

Item 9A: Controls and Procedures

We have not modified or updated disclosures presented in our original annual report on Form 10-K, except as noted above. Accordingly, this Form 10-K/A does not reflect events occurring after the Original Filing and does not modify or update those disclosures affected by subsequent events, except specifically referenced herein. Information not affected by the amendment of Item 9A—Controls and Procedures is unchanged and reflects the disclosures made at the time of the Original Filing on March 29, 2011. References to the annual report on Form 10-K herein shall refer to the annual report on Form 10-K originally filed on March 29, 2011.

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

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities

The Company has never purchased nor does it own any equity securities of any other issuer.

ITEM 6.     SELECTED FINANCIAL DATA

Year Ended	12/31/10	12/31/09	12/31/08
Revenues	$41,063	$59,624	$518,296
Net Income (Loss)	$(2,015)	$1,046	$(15,113)
Net Income (Loss) Per Share, Basic and Diluted	$(0.00)	$0.00	$(0.017)
Weighted Average No. Shares, Basic and Diluted	2,355.286	889,533	889,533
Stockholders’ Equity (Deficit)	$(682,105)	$(680,090)	$(680,336)
Total Assets	$926	$9,172	$1,916
Total Liabilities	$13,181	$19,412	$12,402

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

INTELLIGENT BUYING, INC.

FINANCIAL STATEMENTS

INDEX

Page Number

INDEPENDENT AUDITORS' REPORT	F-1

FINANCIAL STATEMENTS:

Balance Sheets at December 31, 2010 and December 31, 2009	F-2

Statement of Operations for the years ended December 31, 2010 and December 31, 2009	F-3

Statement of Stockholders' Deficiency for period the from December 31, 2008 to December 31, 2010	F-4

Statement of Cash Flows for the years ended December 31, 2010 and 2009	F-5

Notes to Financial Statements for period ended December 31, 2010	F-6 to F-11

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
Authorized – 25,000,000 shares
Issued and outstanding – -0- on December 31, 2010 and 2,500,000 on December 31, 2009
Common stock, $.001 par value,
Authorized – 50,000,000 shares
Issued and outstanding – 5,889,533 on December 31, 2010 and 889,533 on December 31, 2009	889	889
Additional paid-in capital	666,461	666,461
Accumulated deficit	(682, 105)	(680,090)
TOTAL STOCKHOLDERS’ (DEFICIENCY)	(12,255)	(10,240)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIENCY)	$926	$9,172

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

ITEM 9.               CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES.

(a) Disclosure Controls and Procedures

Our principal executive and principal financial officers have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a - 15(e) and 15d - 15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this annual report.  They have concluded that, based on such evaluation, our disclosure controls and procedures were not effective as of December 31, 2010.

 (b) Management's Annual Report on Internal Control Over Financial Reporting

Overview

Internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) refers to the process designed by, or under the supervision of, our principal executive officer and principal financial officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America.  Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations.  Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures.  Internal control over financial reporting also can be circumvented by collusion or improper management override.  Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting.  However, these inherent limitations are known features of the financial reporting process.  Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Management has utilized the framework set forth in the report entitled "Internal Control — Integrated Framework" published by the Committee of Sponsoring Organizations ("COSO") of the Treadway Commission to evaluate the effectiveness of the Company's internal control over financial reporting and utilized the additional guidance contained in the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control over Financial Reporting - Guidance for Smaller Public Companies.   A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Management's Assessment

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission.

For the year ended December 31, 2010, our management has reassessed the effectiveness of our internal control over financial reporting and has determined that our internal control over financial reporting was not effective due to the lack of segregation of duties to ensure that the information required to be disclosed by the Company under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the Exchange Act and accumulated and communicated to the Company's Management, including the Principal Executive Officer and the Principal Financial Officer, to allow timely decisions regarding required disclosure.

Remediation Plan

Given the Company’s limited financial resources and limited business activities, Company Management has determined that there is nothing that the Company can do at this time to remedy the lack of segregation of duties identified above without adding increased staff and overhead.  Management is sensitive to this issue and intends to take appropriate action when the Company’s financial resources permit.  In addition, Management will continue to review and make necessary changes to the overall design of our internal control environment.

 (c) Changes in Internal Control over Financial Reporting

There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) during the fiscal period to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Summary Compensation Table

						Non-	Non-
						Equity	qualified
Name and				Stock	Option	Incentive Plan	Deferred	All Other
Principal		Salary	Bonus	Awards	Awards	Compensation	Compensation	Compensation	Total
Position	Year	($)	($)	($)	($)	Earnings ($)	Earnings ($)	($)	($)
Eugene
Malobrodsky	2008	0	0	0	0	0	0	0	0
CEO,	2009	0	0	0	0	0	0	0	0
Secretary	2010	0	0	0	0	0	0	0	0
And Director
David Gorodyansky President,	2008	0	0	0	0	0	0	0	0
COO, CFO	2009	0	0	0	0	0	0	0	0
and	2010	0	0	0	0	0	0	0	0
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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding beneficial ownership of our common stock as of March 22, 2011 (i) by each person who is known by us to beneficially own more than five percent of our common stock; (ii) by each of our officers and directors; and (iii) by all of our officers and directors as a group:

Title of Class	Name & Address of Beneficial Owner	Office, If Any	Amount & Nature of Beneficial Ownership1	Percent of Class(2)
Common Stock $0.001 par value	Altitude Group, LLC (1) 2264 82nd Street Brooklyn, NY 11214	5% holder	500,000	8.49%
Common Stock $0.001 par value	Eugene Malobrodsky 450 National Ave Mountain View, CA 94043	CEO, Secretary And Director	2,500,000	42.45%
Common Stock $0.001 par value	David Gorodyansky 450 National Ave Mountain View, CA 94043	President, COO, CFO and Director	2,500,000	42.45%
Common Stock $0.001 par value	All officers and directors as a group (2 persons named above)		5,000,000	84.90%

(1)	Altitude Group, LLC is controlled by Michael Kreizman, M.D.
(2)	Based on 5,889,533 shares of our Common Stock outstanding as of March 22, 2011.

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
December 21, 2011

By
/s/ Eugene Malobrodsky

David Gorodyansky
Chief Financial Officer and Principal
Accounting Officer

Date
December 21, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity and on the date indicated.

By
/s/ Eugene Malobrodsky

Eugene Malobrodsky
Chief Executive Officer and Director

Date
December 21, 2011

By
/s/ David Gorodyansky

David Gorodyansky
Chief Financial Officer, Principal
Accounting Officer and Director

Date
December 21, 2011