Form 10-K
period 2011-12-31
Intelligent Buying, Inc.
filed 2012-03-30
CIK 1358633

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934

for the fiscal year ended December 31, 2011

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

Issuer's telephone number, including area code: (650) 279-9954

n/a

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

☐ Yes ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2011)—No sale or bid data was available as of that date.

State the number of shares outstanding of the registrant's $.001 par value common stock as of the close of business on the latest practicable date (March 13, 2012):  5,889,533

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

Employees

As of December 31, 2011, the Company had three employees.

ITEM 1A.	RISK FACTORS

Not required as the Company is a “smaller reporting company”.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES.

None.

ITEM 3.	LEGAL PROCEEDINGS

As of December 31, 2011, the Company was not a party to any pending or threatened legal proceedings.

ITEM 4.	[REMOVED AND RESERVED]

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

Holders

As of March 13 2012, we have issued an aggregate of 5,889,533 shares of our common stock to approximately 39 stockholders of record. The issued and outstanding shares of the Company’s common stock were issued in accordance with the exemptions from registration afforded by Section 4(2) of the Securities Act of 1933 and Regulation D promulgated under the Securities Act. 389,533 shares of the Company’s common stock were registered under a registration statement on Form SB-2 which was declared effective by the U.S. Securities and Exchange Commission on January 15, 2008.

Options and Warrants

None of the shares of our common stock are subject to outstanding options or warrants.

Status of Outstanding Common Stock

As of December 31, 2011, 5,753,333 of our 5,889,533 issued and outstanding common shares are held by “affiliates” of the Company and the remaining shares are either registered or may be transferred subject to the requirements of Rule 144. We have not agreed to register any additional outstanding shares of our common stock under the Securities Act.

Dividends

We have not paid any dividends to date, and have no plans to do so in the immediate future.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities

The Company has never purchased nor does it own any equity securities of any other issuer.

ITEM 6.	SELECTED FINANCIAL DATA

Year Ended	12/31/11	12/31/10	12/31/09
Revenues	$42,966	$41,063	$59,624
Net Income (Loss)	$(1,611)	$(2,015)	$1,046
Net Income (Loss) Per Share, Basic and Diluted	$(0.00)	$(0.00)	$0.00)
Weighted Average No. Shares, Basic and Diluted	5,889,533	2,355.286	889,533
Stockholders’ Equity (Deficit)	$(683,716)	$(682,105)	$(680,090)
Total Assets	$451	$926	$9,172
Total Liabilities	$14,317	$13,181	$19,412

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

Plan of Operations

a.       General

The extent of our operations over the next twelve (12) months will be determined by our ability to access and purchase new inventory on terms which are attractive in the market and consistent with our business plan.  As we expand our business, this will require a continuing access to additional capital, and there is no guarantee that we will be able to access such capital on terms acceptable to the Company, if at all.  While we cannot predict exactly what our level of activity will be over the next 12 months, past experience leads us to believe that available capital resources will not be adequate to fund working capital requirements for the 12-month period which commenced January 1, 2012.

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

While we cannot predict exactly what our level of activity will be over the next 12 months, past experience leads us to believe that available capital resources will not be adequate to fund working capital requirements for the 12-month period which commenced January 1, 2012.  We will therefore need to access additional capital through the issuance of additional equity and debt securities and other forms of outside funding, including additional loans from officers, directors and shareholders of the Company.  There is no assurance can be accomplished to the necessary extent, if at all. (See "Liquidity").

Liquidity

As of December 31, 2011, we had $451 in cash and no other assets and a negative net working capital of $13,866.

From its inception, the Company’s basic business model has been to serve the venture capital community and the information technology firms they fund for both the acquisition of information technology equipment at prices below the factory sale pricing and the disposition/liquidation of such equipment for purposes of recovery of capital investment.  The two aspects of this strategy have been (i) to purchase, at liquidation pricing, computer equipment owned by information technology firms which are either ceasing or reducing operations or are merging with other entities with a resulting duplication of equipment and (ii) to facilitate early stage information technology firms acquisition of computer equipment at prices which are less than the cost of new equipment.  Venture Capital Funds have been the Company’s target market as they are the principal source of funding for companies which would be most likely to utilize the Company’s services.  The key elements of the Company’s strategy are (i) identification of opportunities to acquire equipment, generally in connection with a liquidation of the assets of an information technology company; (ii) acquisition of equipment which has resale value at prices which will facilitate a margin of 40-50% on resale; (iii) access to capital to acquire equipment assets for resale; (iv) resale of the equipment through various channels in a manner which will facilitate a rapid turn-around of funding; (v) to reduce general and administrative expenses to not more than 15-20% of sales revenues and (vi) maintaining lines of communication with entities who would make decisions relating to equipment purchases and divestitures.  While all of the risk factors described in this registration statement apply, the Company believes that its most significant challenge to achievement of viable, long term profitability is access to capital.  The Company is essentially a cash business.  The Company can acquire equipment at the most favorable basis where it can pay cash at the point of purchase.  The Company believes that access to additional capital will enable it to purchase equipment on the most favorable basis and enable the Company to achieve margins within targeted ranges.  The Company’s operating expenses are reasonably predictable as literally all of its sales are on a cash basis through online or other auction-type channels.  Further, the Company’s operating expenses do not tend to vary in relationship to sales volume.  Therefore, the Company believes that as sales volume increases, so should its margin of profit.  Given its current cash position, the Company believes it is questionable whether it can manage expenditures to generate sufficient cash to support its operations for the next twelve months.  In this regard, the Company’ suffered a loss of $(1,611) for the twelve-month period ended December 31, 2011, while we had a negative net working capital at said date of $13,866.  For the twelve months ended December 31, 2011, the Company’s operating activities used $475 cash and the Company’s financing activities were cash neutral. The major strategic challenge facing the Company is therefore the funding of growth—most particularly, the ability to acquire more inventory for re-sale.  The Company believes that for the foreseeable future, the availability of equipment for purchase in its target markets will significantly exceed its financial resources and that the market for used information technology equipment, both in the U.S. and abroad, will continue to be strong and may even be growing.  While the Company believes that it may be able to access asset-based working capital lending, this would be limited in amount and would only support current liquidity and would not be a viable source of funding for longer term growth.  The Company believes that such funding can only achieved through sale of additional equity.  A critical element of success in raising such funding is the liquidity of the Company’s common stock.  The need for such liquidity is one of the principal reasons why the Company is seeking to become a reporting company and have its shares publicly-traded.  While there are no guarantees that it can be achieved, the Company believes that such funding can be accessed in amounts which will enable the Company to achieve growth in its sales and the achievement of long term profitability.

The potential exists that our available capital resources may not be adequate to fund our working capital requirements based upon our present level of operations for the 12-month period subsequent to January 1, 2012. A shortage of capital would affect our ability to fund our working capital requirements. If we require additional capital, funds may not be available on acceptable terms, if at all. In addition, if we raise additional capital through the sale of equity or convertible debt securities, the issuance of these securities could dilute existing shareholders. If funds are not available, this could materially adversely affect our financial condition and results of operations.

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

Going Concern.  Our independent auditors have added an explanatory paragraph to their audit issued in connection with the financial statements for the period ended December 31, 2011, relative to our ability to continue as a going concern.  The Company’s total liabilities exceeded its total assets by $13,866. We had an accumulated deficit of $683,716 incurred through such date and recorded a loss of $1,611 for the fiscal year ended December 31, 2011.  Because our auditors have issued a going concern opinion, there is substantial uncertainty we will continue operations in which case you could lose your investment.  Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an ongoing business for the next 12 months. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business.

Results of Operations for Comparative Years Ended December 31, 2011 and December 31, 2010

The following table summarizes the results of operations during the twelve-month periods ended December 31, 2011 and December 31, 2010:

Line Item	12/31/11 (audited)	12/31/10 (audited)	Increase (Decrease)	Percentage Increase (Decrease)

Sales	$42,966	$41,063	$1,903	4.63%
Net income (loss)	(1,611)	(2,015)	(404)	(20.05%)
Expenses	44,577	43,078	1,499	3.48%
Earnings (loss) per share of common stock	(0.00)	(0.00)	0.00	(n/a

Comparisons between Cost of Sales Selling, Administrative and General Expenses for the twelve-month period ended December 31, 2011 and for the twelve-month period ended December 31, 2010 are as follows:

	12 Mos. Ended 12/31/2011	12 Mos. Ended 12/31/2010
Cost of Sales	$22,300	$9,153
Ratio of Cost of Sales to Sales	51.9%	22.3%
Selling, General and Administrative Expenses	$22,277	$33,925

We had a net loss of $1,611 for the twelve months ended December 31, 2011 as compared with a net loss of $2,015 for the twelve months ended December 31, 2010.  This improvement was largely due to an increase in sales and a small decrease in selling, general and administrative expenses.

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

Set forth below are the audited financial statements for the Company for the fiscal years ended December 31, 2011 and 2010 and the reports thereon of Paritz & Co.

INTELLIGENT BUYING, INC.

FINANCIAL STATEMENTS

INDEX

Page Number

INDEPENDENT AUDITORS' REPORT	F-1

FINANCIAL STATEMENTS:

Balance Sheets at December 31, 2011 and December 31, 2010	F-2

Statement of Operations for the years ended December 31, 2011 and December 31, 2010	F-3

Statement of Stockholders' Deficiency for period the from December 31, 2009 to December 31, 2011	F-4

Statement of Cash Flows for the years ended December 31, 2011 and 2010	F-5

Notes to Financial Statements for period ended December 31, 2011	F-6 to F-10

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Intelligent Buying, Inc

Mountain View, CA

We have audited the accompanying balance sheet of Intelligent Buying, Inc. as of December 31, 2011 and 2010, and the related statements of operations, changes in shareholders’ equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Intelligent Buying, Inc. as of December 31, 2011 and 2010, and the results of its operations, its cash flows for the years ended December 31, 2011 and 2010 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Intelligent Buying, Inc. will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred operating losses since inception and has a net capital deficit at December 31, 2011, which raises substantial doubt about its ability to continue as a going concern. Management’s plan in regards to these matters is also described in Note 1. The financial statements do not include any adjustments that may result from the outcome of these uncertainties.

Paritz & Company, P.A.

Paritz & Company, P.A.

Hackensack, New Jersey

March 14, 2012

INTELLIGENT BUYING, INC.

BALANCE SHEET

	December 31, 2011 (Audited)	December 31, 2010 (Audited)
CURRENT ASSETS
Cash	$451	$926
Accounts receivable
Inventories
TOTAL CURRENT ASSETS	451	926

Property and equipment, net	-	-

TOTAL ASSETS	$451	$926

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Accounts payable and accrued expenses	$7,359	$6,440
Due to related party	6,958	6,741

TOTAL CURRENT LIABILITIES	14,317	13,181

STOCKHOLDERS’ EQUITY (DEFICIENCY):
Preferred stock, $.001 par value,
Authorized – 25,000,000 shares
Issued and outstanding – no shares	0	0
Common stock, $.001 par value,
Authorized – 50,000,000 shares
Issued and outstanding – 5,889,533 shares	5,889	5,889
Additional paid-in capital	663,961	663,961
Accumulated deficit	(683,716)	(682,105)
TOTAL STOCKHOLDERS’ (DEFICIENCY)	(13,866)	(12,255)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIENCY)	$451	$926

The accompanying notes are an integral part of these financial statements.

INTELLIGENT BUYING, INC.

STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT

	YEAR THEN ENDED DECEMBER 31
	2011 (Audited)	2010 (Audited)

SALES:
Related Party	$18,400	$38,616
Other	24,566	2,447
TOTAL SALES	42,966	41,063

COSTS AND EXPENSES:
Cost of sales	22,300	9,153
Selling, general and administrative	22,277	33,925
TOTAL COSTS AND EXPENSES	44,577	43,078

INCOME (LOSS) BEFORE TAXES	(1,611)	(2,015)

INCOME TAXES	-	-

NET INCOME (LOSS)	(1,611)	(2,015)

ACCUMULATED DEFICIT- BEGINNING OF PERIOD	(682,105)	(680,090)

ACCUMULATED DEFICIT- END OF PERIOD	$(683,716)	$(682,105)

BASIC AND DILUTED NET INCOME (LOSS) PER COMMON SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	5,889,533	2,355,286

The accompanying notes are an integral part of these financial statements.

INTELLIGENT BUYING, INC.

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

	——Common Stock——		——-Preferred Stock—-

		$.001		$.001	Additional
		Par		Par	Paid-In	Accumulated
	Shares	Value	Shares	Value	Capital	Deficit	Total

Balance December 31, 2009	889,533	$889	2,500,000	$2,500	$666,461	$(680,090)	$(10,240)
Conversion of
Preferred Stock	5,000,000	$5,000	(2,500,000)	$(2,500)	$(2,500)	—	—

Net income						(2,015)	(2,015)

Balance December 31, 2010	5,889,533	$5,889	—	$—	$663,961	$(682,105)	$(12,255)

Net income						(1,611)	(1,611))

Balance December 31, 2011	5,889,533	$5,889	—	$—	$663,961	$(683,716)	$(13,866)

The accompanying notes are an integral part of these financial statements.

INTELLIGENT BUYING, INC.

STATEMENTS OF CASH FLOWS

	YEAR ENDED DECEMBER 31
	2011	2010

OPERATING ACTIVITIES:
Net income (loss)	$(1,611)	$(2,015)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization
Changes in operating assets and liabilities:
Accounts receivable	-	5,000
Inventory	-	2,500
Accounts payable and accrued expenses	919
Taxes Payable	217	(3,175)
NET CASH PROVIDED BY (USED) IN OPERATING ACTIVITIES	(475)	2,310

FINANCING ACTIVITIES:
Repayments from related party	-	(3,056)
NET CASH PROVIDED BY FINANCING ACTIVITIES	-	(3,056)

INCREASE (DECREASE) IN CASH	(475)	(746)

CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	926	1,672
CASH AND CASH EQUIVALENTS – END OF PERIOD	451	$926
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

The accompanying notes are an integral part of these financial statements.

INTELLIGENT BUYING, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2011

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

Comprehensive income

SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive income and its components in financial statements. SFAS No. 130 requires that all items required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement with the same prominence as other financial statements. Comprehensive income consists of net earnings, the net unrealized gains or losses on available-for-sale marketable securities, foreign currency translation adjustments, minimum pension liability adjustments and unrealized gains and losses on financial instruments qualifying for hedge accounting and is presented in the accompanying Consolidated Statement of Shareholders' Equity in accordance with SFAS No. 130.During the years ended December 31, 2011 and 2010, the Company did not have any components of comprehensive income (loss) to report.

INTELLIGENT BUYING, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2011

(AUDITED)

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

Stock-based compensation

The Company has adopted the FASB standard on Share-Based Payment, which addresses the accounting for share-based payment transactions. The standard eliminates the ability to account for share-based compensation transactions using old standards, and generally requires instead that such transactions be accounted and recognized in the statement of operations based on their fair value. The standard is effective for public companies that file as small business issuers as of the first interim or annual reporting period that begins after December 15, 2005.  Depending upon the number of and terms for options that may be granted in future periods, the implementation of this standard could have a significant non-cash impact on results of operations in future periods

During the years ended December 31, 2011 and 2010, there were no stock options granted or outstanding.

Fair value of financial instruments.    We value our financial assets and liabilities on a recurring basis using the fair value hierarchy established in Accounting Standards Codification ("ASC") 820, Fair Value Measurements and Disclosures.

ASC 820 describes three levels of inputs that may be used to measure fair value, as follows:

Level 1 input, which include quoted prices in active markets for identical assets or liabilities;

Level 2 inputs, which include observable inputs other than Level 1 inputs, such as quoted prices for similar assets or liabilities; quoted prices for identical or similar assets or liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the asset or liability; and

Level 3 inputs, which include unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the underlying asset or liability. Level 3 assets and liabilities include those whose fair value measurements are determined using pricing models, discounted cash flow methodologies or similar valuation techniques, as well as significant management judgment or estimation.

INTELLIGENT BUYING, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2011

(AUDITED)

Recently Issued and Adopted Accounting Standards

In May 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2011-04, Fair Value Measurement, which amends the fair value guidance in ASC 820, thereby completing the joint project to achieve substantially converged fair value measurement and disclosure requirements for U.S. GAAP and International Financial Reporting Standards ("IFRS"). The new guidance changes some fair value measurement principles (such as extending the Level 1 prohibition of blockage discounts to Levels 2 and 3 in the fair value hierarchy) and expands disclosure requirements, primarily for Level 3 measurements. This update will be effective for us the first quarter of 2012, applied prospectively with no early adoption permitted. We do not anticipate the requirements of the update will have any significant impact on our financial position, operating results or cash flows.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income. This ASU prohibits equity statement presentation of other comprehensive income, requiring instead either a single continuous operating statement or two separate, but consecutive, statements of net income and other comprehensive income. The new guidance does not change which components of comprehensive income are recognized in net income or other comprehensive income, or when an item of other comprehensive income must be reclassified to net income. Also, the earnings-per-share computation based on net income does not change.

In December 2011, the FASB issued ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, in order to redeliberate the portion of the earlier ASU relating to presentation of reclassifications from other comprehensive income. Both updates are required for us the first quarter of 2012, applied retrospectively.

 In September 2011, the FASB issued ASU 2011-08, Testing Goodwill for Impairment, giving entities the option to determine qualitatively whether they can bypass the two-step goodwill impairment test in ASC 350-20, Intangibles, Goodwill and Other. Under the new guidance, if an entity chooses to perform a qualitative assessment and determines that it is more likely than not (more than 50% likelihood) that the fair value of a reporting unit is less than its carrying amount, it would then perform Step 1 of the annual goodwill impairment test and, if necessary, proceed to Step 2. Otherwise, no further evaluation would be necessary. Each reporting period, the entity may choose which reporting units, if any, will use the qualitative assessment for goodwill impairment testing. This update will be effective for us for any 2012 goodwill impairment tests, with early adoption permitted. We do not anticipate the requirements of the update will have any significant impact on our financial position, operating results or cash flows, as we currently apply the existing Step 1 test for our single-reporting unit business.

INTELLIGENT BUYING, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2011

(AUDITED)

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

The Company recorded no income taxes for the year ended December 31, 2011 due to the use of available net operating loss carryforwards. For the year ended December 31, 2010, the Company incurred a net loss and no tax provision was required.

Net operating loss carry forwards of approximately $684,000 at December 31, 2011 are available to offset future taxable income, if any, and expire in 2027.  This results in a net deferred tax asset, assuming an effective tax rate of 34% of approximately $232,000 at December 31, 2011.  A valuation allowance in the same amount has been provided to reduce the deferred tax asset, as realization of the asset is not assured.

3.  STOCKHOLDERS’ EQUITY (DEFICIENCY)

Preferred stock

At December 31, 2011, the Company had no shares of its preferred stock issued and outstanding. Previously issued preferred shares were converted according to their terms into 5,000,000 shares of common stock on September 16, 2010.

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

INTELLIGENT BUYING, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2011

(AUDITED)

4.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	DECEMBER 31
	2011	2010
American Express	$5,372	$5,324
Other payables- less than 5%	1,987	1,116

	$7,359	$6,440

5.  RELATED PARTY TRANSACTIONS

The Company sells to Anchorfree Wireless, Inc, and AFNCA, Inc., the companies are controlled by the principal shareholders of the Company.  During the year ended December 31, 2011, approximately 43% of sales were to Anchorfree Wireless, Inc, and AFNCA. During the year ended December 31, 2010, the company had 94% of sales to Anchorfree. As of December 31, 2011 and 2010, Anchorfree Wireless, Inc and AFNCA, Inc was not indebted to the Company for sales made in the ordinary course of business.

6.  GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern.  However, The Company has a negative net working capital of $ 13,866 as of December 31 2011 and net loss of ($1,611) and ($2,015) for years ended December 31, 2011 and 2010. The Company currently has limited liquidity, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

ITEM 9.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES.

(a) Disclosure Controls and Procedures

Our principal executive and principal financial officers have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a - 15(e) and 15d - 15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this annual report.  They have concluded that, based on such evaluation, our disclosure controls and procedures were not effective as of December 31, 2011.

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

For the year ended December 31, 2011, our management has reassessed the effectiveness of our internal control over financial reporting and has determined that our internal control over financial reporting was not effective due to the lack of segregation of duties to ensure that the information required to be disclosed by the Company under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the Exchange Act and accumulated and communicated to the Company's Management, including the Principal Executive Officer and the Principal Financial Officer, to allow timely decisions regarding required disclosure.

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

Name	Age	Position

Eugene Malobrodsky	30	Chief Executive Officer, Secretary and Director

David Gorodyansky	30	President, Chief Operating Officer and Chief Financial Officer and Director

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

Eugene Malobrodsky, Founded Intelligent Buying Inc. in 2004 and was active in initially funding and growth of the company.  From September 2000 through August 2001, he served as Information Technology Director of Web Ever, Inc.  From September 2001 through June 2002, he served as Sales Man fr[ager for Unix Surplus.  In May 2002, he commenced the business which was the predecessor of Intelligent Buying, Inc. as a partnership with David Gorodyansky.  This business became Intelligent Buying, Inc. in March 2004 and he has continued as Director, Chief Executive Officer, Chief Financial Officer and Secretary of Intelligent Buying through the present date.  He is currently in charge of technical operations and strategy planning.  He also currently serves as a Senior Vive President of AnchorFree Wireless, Inc., which operates Wi-Fi networks in San Francisco and Palo Alto, California.

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

Section 16(a) Beneficial Ownership Reporting Compliance.

Section 16(a) of the Securities Act of 1934 requires the Company's officers and directors, and greater than 10% stockholders, to file reports of ownership and changes in ownership of its securities with the Securities and Exchange Commission. Copies of the reports are required by SEC regulation to be furnished to the Company. Based on management's review of these reports during the fiscal year ended December 31, 2011, all reports required to be filed were filed on a timely basis.

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

Summary Compensation Table

						Non-	Non-
						Equity	qualified
Name and				Stock	Option	Incentive Plan	Deferred	All Other
Principal		Salary	Bonus	Awards	Awards	Compensation	Compensation	Compensation	Total
Position	Year	($)	($)	($)	($)	Earnings ($)	Earnings ($)	($)	($)
Eugene	2009	0	0	0	0	0	0	0	0
Malobrodsky	2010	0	0	0	0	0	0	0	0
CEO, Secretary And Director	2011	0	0	0	0	0	0	0	0
David
Gorodyansky	2009	0	0	0	0	0	0	0	0
President,	2010	0	0	0	0	0	0	0	0
COO, CFO and	2011	0	0	0	0	0	0	0	0
Director

Outstanding Equity Awards at Fiscal Year End

None of our executive officers received any equity awards, including, options, restricted stock or other equity incentives, during the fiscal year ended December 31, 2011.

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

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding beneficial ownership of our common stock as of March 13, 2012 (i) by each person who is known by us to beneficially own more than five percent of our common stock; (ii) by each of our officers and directors; and (iii) by all of our officers and directors as a group:

			Amount & Nature of	Percent
	Name & Address of		Beneficial	of
Title of Class	Beneficial Owner	Office, If Any	Ownership[1]	Class(2)
Common Stock $0.001 par value	Altitude Group, LLC (1) 2264 82nd Street Brooklyn, NY 11214	5% holder	500,000	8.49%
Common Stock $0.001 par value	Eugene Malobrodsky 450 National Ave Mountain View, CA 94043	CEO, Secretary And Director	2,500,000	42.45%
Common Stock $0.001 par value	David Gorodyansky 450 National Ave Mountain View, CA 94043	President, COO, CFO and Director	2,500,000	42.45%
Common Stock $0.001 par value	All officers and directors as a group (2 persons named above)		5,000,000	84.90%

(1)	Altitude Group, LLC is controlled by Michael Kreizman, M.D.
(2)	Based on 5,889,533 shares of our Common Stock outstanding as of March 13, 2012.

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

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Certain Relationships and Transactions with Related Persons

Eugene Malobrodsky and David Gorodyansky, the sole officers and directors of the Company, are Senior Vice President and President, respectively, of AnchorFree Wireless, Inc., a related company. For the years ended December 31, 2011 and 2010, AnchorFree Wireless, Inc. accounted for approximately 43% and 94% of the Company’s sales, respectively. Sophia Malobrodsky, a shareholder of the company holding approximately 4% of the Company’s issued and outstanding common stock is the mother of Eugene Malobrodsky, the Company’s Chief Executive Officer.  Royce Diener, an owner of 4,000 shares of common stock of the Company is the father of the Company’s counsel, Robert L. B. Diener.

As of December 31, 2011, the Company owes approximately $6,958 to AnchorFree Wireless, Inc., a company controlled by the principal shareholders and officers of the Company. These amounts represent short-term advances in the ordinary course of business and fluctuate significantly. This amount will be used to offset future purchases by AnchorFree Wireless, Inc.

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

AUDIT FEES

The aggregate fees billed by our auditors, Paritz & Co., for professional services rendered for the audit of our annual financial statements for fiscal year ended December 31, 2011 and review our interim financial statements for the first, second and third quarters of 2012 will be approximately $4,500. The aggregate fees billed by our auditors for professional services rendered for the audit of our annual financial statements for fiscal year ended December 31, 2010 were approximately $4,500.

AUDIT-RELATED FEES

During the last two fiscal years, no fees were billed or incurred for assurance or related services by our auditors that were reasonably related to the audit or review of financial statements reported above.

TAX FEES

There were no tax preparation fees billed for the fiscal years ended December 31, 2011 or 2010.

ALL OTHER FEES

During the last two fiscal years, no other fees were billed or incurred for services by our auditors other than the fees noted above. Our board, acting as an audit committee, deemed the fees charged to be compatible with maintenance of the independence of our auditors.

THE BOARD OF DIRECTORS PRE-APPROVAL POLICIES

We do not have a separate audit committee. Our full board of directors performs the functions of an audit committee. Before an independent auditor is engaged by us to render audit or non-audit services, our board of directors pre-approves the engagement. Board of directors pre-approval of audit and non-audit services will not be required if the engagement for the services is entered into pursuant to pre-approval policies and procedures established by our board of directors regarding our engagement of the independent auditor, provided the policies and procedures are detailed as to the particular service, our board of directors is informed of each service provided, and such policies and procedures do not include delegation of our board of directors' responsibilities under the Exchange Act to our management. Our board of directors may delegate to one or more designated members of our board of directors the authority to grant pre-approvals, provided such approvals are presented to the board of directors at a subsequent meeting. If our board of directors elects to establish pre-approval policies and procedures regarding non-audit services, the board of directors must be informed of each non-audit service provided by the independent auditor. Board of directors pre-approval of non-audit services, other than review and attest services, also will not be required if such services fall within available exceptions established by the SEC. For the fiscal year ended December 31, 2011, 100% of audit-related services, tax services and other services performed by our independent auditors were pre-approved by our board of directors.

Our board has considered whether the services described above under the caption "All Other Fees", which are currently none, is compatible with maintaining the auditor's independence.

The board approved all fees described above.

PART IV

Item 15. Exhibits, Financial Statement Schedules

The following documents are filed as part of this 10-K:

1.  FINANCIAL STATEMENTS

The following documents are filed in Part II, Item 8 of this annual report on Form 10-K:

•	Report of Paritz & Co., Independent Registered Certified Public Accounting Firm

•	Balance Sheets as of December 31, 2011 and 2010

•	Statements of Operations for the years ended December 31, 2011 and 2010

•	Statements of Changes in Stockholders’ Equity for the period from December 31, 2009 to December 31, 2011

•	Statements of Cash Flows for the years ended December 31, 2011 and 2010

•	Notes to Financial Statements

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
March 28, 2012

By
/s/ Eugene Malobrodsky

David Gorodyansky
Chief Financial Officer and Principal Accounting Officer

Date
March 28, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity and on the date indicated.

By
/s/ Eugene Malobrodsky

Eugene Malobrodsky
Chief Executive Officer and Director

Date
March 28, 2012
By
/s/ David Gorodyansky

David Gorodyansky
Chief Financial Officer, Principal Accounting Officer and Director

Date
March 28, 2012

