Form 10-Q
period 2012-03-31
Intelligent Buying, Inc.
filed 2012-05-11
CIK 1358633

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Quarter ended March 31, 2012

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

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered under Section 12(g) of the Exchange Act:

Common Stock $.001 par value

There are 5,889,533 shares of common stock outstanding as of May 7, 2012.

2

PART I – FINANCIAL INFORMATION

ITEM 1.	INTERIM FINANCIAL STATEMENTS

INTELLIGENT BUYING, INC.

BALANCE SHEETS

	March 31, 2012 Unaudited	December 31, 2011 (Audited)
CURRENT ASSETS
Cash	$216	$451
Accounts receivable – related party	1,500
TOTAL CURRENT ASSETS	1,716	451

TOTAL ASSETS	$1,716	$451

LIABILITIES AND STOCKHOLDERS’ (DEFICIENCY)
Accounts payable and accrued expenses	$7,908	$7,359
Due to related party	6,735	6,958

TOTAL CURRENT LIABILITIES	14,643	14,317

STOCKHOLDERS’ (DEFICIENCY):
Preferred stock (Note 5), $.001 par value,	0	0
Authorized – 25,000,000 shares
Issued and outstanding – 2,500,000 shares
Common stock, $.001 par value,
Authorized – 50,000,000 shares
Issued and outstanding – 5,889,533 shares	5,889	5,889
Additional paid-in capital	663,961	663,961
Accumulated deficit	(682,777)	(683,716)
TOTAL STOCKHOLDERS’ (DEFICIENCY)	(12,927)	(13,866)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIENCY)	$1,716	$451

The accompanying notes are an integral part of these financial statements.

INTELLIGENT BUYING, INC.

STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT

	THREE MONTHS ENDED MARCH 31
	2012 (Unaudited)	2011 (Audited)

SALES:
Related Party	$9,000	$3,700
Other		2,400
TOTAL SALES	9,000	6,100

COSTS AND EXPENSES:
Cost of sales	-	-
Selling, general and administrative	8,061	3,233
TOTAL COSTS AND EXPENSES	8,061	3,233

INCOME BEFORE TAXES	939	2,867

INCOME TAXES	-	-

NET INCOME	939	2,867

ACCUMULATED DEFICIT- BEGINNING OF PERIOD	(683,716)	(682,105)

ACCUMULATED DEFICIT- END OF PERIOD	$(682,777)	$(679,238)

BASIC AND DILUTED NET LOSS PER
COMMON SHARE	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	5,889,533	5,889,533

The accompanying notes are an integral part of these financial statements.

INTELLIGENT BUYING, INC.

STATEMENTS OF CASH FLOWS

	THREE MONTHS ENDED MARCH 31
	2012	2011

OPERATING ACTIVITIES:
Net income	$939	$2,867
Adjustments to reconcile net income to net
cash provided by (used in) operating activities:
Depreciation and amortization
Changes in operating assets and liabilities:
Accounts receivable – related party	(1,500)	(2,400)
Accounts payable and accrued expenses	326
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(235)	467

FINANCING ACTIVITIES:
Repayments from related party	-	(1,093)
NET CASH (USED IN) FINANCING ACTIVITIES	-	(1,093)

DECREASE IN CASH	(235)	(626)

CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	451	926
CASH AND CASH EQUIVALENTS – END OF PERIOD	$216	$300

The accompanying notes are an integral part of these financial statements.

INTELLIGENT BUYING, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2012

(UNAUDITED)

1.  SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared on substantially the same basis as the audited financial statements included in the Intelligent Buying Inc. Annual Report on Form 10-K for the year ended December 31, 2011. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission (SEC) rules and regulations regarding interim financial statements. All amounts included herein related to the condensed financial statements as of March 31, 2012 and the three months ended March 31, 2012 and 2011 are unaudited and should be read in conjunction with the audited financial statements and the notes there to included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

In the opinion of management, the accompanying financial statements include all necessary adjustments for the fair presentation of the Company’s financial position, results of operations and cash flows. The results of operations for the interim periods presented are not necessarily indicative of the operating results to be expected for any subsequent interim period or for the full fiscal year ending December 31, 2012.

Business description

The financial statements presented are those of Intelligent Buying, Inc. (the “Company”).  The Company was incorporated under the laws of the State of California on March 22, 2004 and is in the business of media advertising and acquiring high-end computer and networking equipment from resellers and end-users and then reselling this equipment at discounted prices.

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

INTELLIGENT BUYING, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2012

(UNAUDITED)

Comprehensive income

SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive income and its components in financial statements. SFAS No. 130 requires that all items required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement with the same prominence as other financial statements. Comprehensive income consists of net earnings, the net unrealized gains or losses on available-for-sale marketable securities, foreign currency translation adjustments, minimum pension liability adjustments and unrealized gains and losses on financial instruments qualifying for hedge accounting and is presented in the accompanying Consolidated Statement of Shareholders' Equity in accordance with SFAS No. 130.During the quarter ended March 31, 2012 and 2011, the Company did not have any components of comprehensive income (loss) to report.

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

Stock-based compensation

The Company has adopted the FASB standard on Share-Based Payment, which addresses the accounting for share-based payment transactions. The standard eliminates the ability to account for share-based compensation transactions using old standards, and generally requires instead that such transactions be accounted and recognized in the statement of operations based on their fair value. The standard is effective for public companies that file as small business issuers as of the first interim or annual reporting period that begins after December 15, 2005.  Depending upon the number of and terms for options that may be granted in future periods, the implementation of this standard could have a significant non-cash impact on results of operations in future periods

During the quarter ended March 31, 2012 and 2011, there were no stock options granted or outstanding.

INTELLIGENT BUYING, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2012

(UNAUDITED)

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

MARCH 31, 2012

(UNAUDITED)

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

The Company recorded no income taxes for the quarter ended March 31, 2012 and 2011 due to the use of available net operating loss carryforwards.

Net operating loss carry forwards of approximately $683,000 at March 31, 2012 are available to offset future taxable income, if any, and expire in 2027.  This results in a net deferred tax asset, assuming an effective tax rate of 34% of approximately $232,000 at March 31, 2012.  A valuation allowance in the same amount has been provided to reduce the deferred tax asset, as realization of the asset is not assured.

3.  STOCKHOLDERS’ EQUITY (DEFICIENCY)

Preferred stock

At March 31, 2012, the Company had no shares of its preferred stock issued and outstanding. Previously issued preferred shares were converted according to their terms into 5,000,000 shares of common stock on September 16, 2010.

Common stock

At March 31, 2012, the Company had 5,889,533 shares of its common stock issued and outstanding. These shares comprised 273,333 shares issued on March 22, 2006 in exchange for certain Notes Payable (see Note 2, above), 500,000 shares issued on April 1, 2006 in consideration for certain financial advisory services, 116,200 shares issued on March 31, 2006 in connection with a private placement of common shares and 5,000,000 converted preferred shares as mentioned in the Preferred stock paragraph above.  Dividends may be paid on outstanding shares of common stock as declared by the Board of Directors. Each share of common stock is entitled to one vote.

INTELLIGENT BUYING, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2012

(UNAUDITED)

4.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	March 31
	2012	2011

American Express	$5,372	$5,350
Due to Officer	6,735	6,738
Other payables- less than 5%	2,536
	$14,643	$12,088

5.  RELATED PARTY TRANSACTIONS

The Company sells to Anchorfree Wireless, Inc and AFNCA, Inc., a company controlled by the principal shareholders of the Company.  During the three months ended March 31, 2012, approximately 100% of sales were to Anchorfree Wireless Inc and AFNCA, Inc. During the three months ended March 31, 2011, the company had 40% of sales to Anchorfree Wireless, Inc and AFNCA Inc. As of March 31, 2012 and 2011, Anchorfree Wireless, Inc and AFNCA, Inc were not indebted to the Company for sales made in the ordinary course of business.

6.  GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern.  However, The Company has a negative net working capital of $12,927 as of March 31, 2012 and net income of $939. The Company currently has limited liquidity, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. There are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

INTELLIGENT BUYING, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2012

(UNAUDITED)

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

Results of Operations for Fiscal Quarter Ended March 31, 2012 Compared To March 31, 2011

During the first fiscal quarter of 2012, we had a net income of $939 on revenues of $9,000 compared to a net income of $2,867 on revenues of $6,100 in the first fiscal quarter of 2011. Selling, general and administrative expenses in the first three months of 2012 were $8,061 compared to $3,233 in the first three months of 2011.  We paid no rent or salaries during the quarter.

INTELLIGENT BUYING, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2012

(UNAUDITED)

Liquidity and Capital Resources

We had $216 cash on hand at the end of the first quarter of 2012 and total current assets of $1,716.  Since inception, we have accumulated a deficit of $682,777. As of March 31, 2012 we had total liabilities of $14,643 and a negative net working capital of $12,927.

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

Going Concern.  Our independent auditors have added an explanatory paragraph to their audit issued in connection with the financial statements for the period ended December 31, 2011, relative to our ability to continue as a going concern.  The Company has suffered net losses and, as of March 31, 2012, its total liabilities exceeded its total assets by $12,927.  We had negative working capital of $12,927 as of March 31, 2012, we had an accumulated deficit of $682,777 incurred through such date and recorded a net income of only $939 for the fiscal quarter ended March 31, 2012.  Because our auditors have issued a going concern opinion, there is substantial uncertainty we will continue operations in which case you could lose your investment.  Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an ongoing business for the next 12 months. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

INTELLIGENT BUYING, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2012

(UNAUDITED)

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an  evaluation  of  our  disclosure  controls  and procedures, as such term  is defined under  Rule  13a-15(e)  and  Rule 15d- 15(e)  promulgated  under  the Securities Exchange Act of 1934, as amended  (Exchange  Act),  as  of March 31, 2012.  Based on this evaluation, our principal executive officer and principal financial officer  have  concluded that our disclosure controls and procedures are effective to ensure that  information required to be disclosed by us in the reports  we file or submit under  the  Exchange  Act  is  recorded,  processed, summarized,  and  reported  within the time periods specified in the Securities and Exchange Commission's rules  and forms and that our disclosure and controls are designed to ensure that information required  to  be disclosed by us in the reports that we file or submit under  the  Exchange  Act  is   accumulated  and communicated  to  our management, including our principal executive officer and principal  financial  officer,  or  persons performing  similar  functions,  as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the first quarter of fiscal 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

None.

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

Date: May 7, 2012
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

