Form 10-Q
period 2012-09-30
Intelligent Buying, Inc.
filed 2012-11-19
CIK 1358633

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Quarter ended September 30, 2012

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

Common Stock $.001 par value

There are 5,889,533 shares of common stock outstanding as of November 15, 2012.

TABLE OF CONTENTS

_________________

PART I - FINANCIAL INFORMATION

ITEM 1	INTERIM FINANCIAL STATEMENTS
ITEM 2	MANAGEMENT'S DISCUSSION OF OPERATIONS AND FINANCIAL CONDITION
ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 4	CONTROLS AND PROCEDURES

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
ITEM 1(A)	RISK FACTORS
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
ITEM 4.	(REMOVED AND RESERVED)
ITEM 5.	OTHER INFORMATION
ITEM 6.	EXHIBITS

SIGNATURES

PART I – FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS

INTELLIGENT BUYING, INC.

BALANCE SHEET

	September 30, 2012 (Unaudited)	December 31, 2011 (Audited)
CURRENT ASSETS
Cash	$673	$451
Accounts Receivable	3,500	-

TOTAL CURRENT ASSETS AND TOTAL ASSETS	$4,173	$451

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Accounts payable and accrued expenses	$7,268	$7,359
Due to related party	6,735	6,958

TOTAL CURRENT LIABILITIES AND TOTAL LIABILITIES	14,003	14,317

STOCKHOLDERS’(DEFICIENCY:
Preferred stock (Note 3), $.001 par value,	0	0
Authorized – 25,000,000 shares
Issued and outstanding – 0 shares
Common stock, $.001 par value,
Authorized – 50,000,000 shares
Issued and outstanding – 5,889,533 shares	5,889	5,889
Additional paid-in capital	663,961	663,961
Accumulated deficit	(679,680)	(683,716)
TOTAL STOCKHOLDERS’ DEFICIENCY	(9,830)	(13,866)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$4,173	$451

The accompanying notes are an integral part of these financial statements.

INTELLIGENT BUYING, INC.

STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT

	THREE MONTHS ENDED SEPTEMBER 30
	2012 (Unaudited)	2011 (Unaudited)

SALES:
Advertising	$5,500	$21,951

TOTAL SALES	5,500	21,951

EXPENSES:
Cost of sales	-	20,019
Selling, general and administrative	4,092	3,891
TOTAL EXPENSES	4,092	23,910

INCOME (LOSS) BEFORE TAXES	1,408	(1,959)

STATE INCOME TAXES	-	-

NET INCOME (LOSS)	1,408	(1,959)

ACCUMULATED DEFICIT- BEGINNING OF PERIOD	(681,088)	(683,871)

ACCUMULATED DEFICIT- END OF PERIOD	$(679,680)	$(685,830)

BASIC AND DILUTED NET INCOME (LOSS) PER
COMMON SHARE	$0.01	$(0.01)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	5,889,533	5,889,533

The accompanying notes are an integral part of these financial statements.

INTELLIGENT BUYING, INC.

STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT

	NINE MONTHS ENDED SEPTEMBER 30
	2012 (Unaudited)	2011 (Unaudited)

SALES:
Advertising	$9,000	$5,700
Advertising – Related Party	15,300	27,066
TOTAL SALES	24,300	32,766

EXPENSES:
Cost of sales		20,296
Selling, general and administrative	19,464	15,391
TOTAL EXPENSES	19,464	35,687

INCOME (LOSS) BEFORE TAXES	4,836	(2,921)

STATE INCOME TAXES	800	804

NET INCOME (LOSS)	4,036	(3,725)

ACCUMULATED DEFICIT- BEGINNING OF PERIOD	(683,716)	(682,105)

ACCUMULATED DEFICIT- END OF PERIOD	$(679,680)	$(685,830)

BASIC AND DILUTED NET INCOME (LOSS) PER
COMMON SHARE	$0.01	$(0.01)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	5,889,533	5,889,533

The accompanying notes are an integral part of these financial statements.

INTELLIGENT BUYING, INC.

STATEMENTS OF CASH FLOWS

	NINE MONTHS ENDED SEPTEMBER 30
	2012 2011

OPERATING ACTIVITIES:
Net income (loss)	$4,036	$(3,725)
Changes in operating assets and liabilities:
Accounts receivable	(3,500)	-
Accounts payable and accrued expenses	(314)	16,732
NET CASH PROVIDED BY OPERATING ACTIVITIES	222	16,732

FINANCING ACTIVITIES:
Repayments from related party	-	(48)
NET CASH (USED IN) FINANCING ACTIVITIES	-	(48)

INCREASE IN CASH	222	13,055

CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	451	926
CASH AND CASH EQUIVALENTS – END OF PERIOD	$673	$13,981

The accompanying notes are an integral part of these financial statements.

INTELLIGENT BUYING, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

(UNAUDITED)

1. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared on substantially the same basis as the audited financial statements included in the Intelligent Buying Inc. Annual Report on Form 10-K for the year ended December 31, 2011. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission (SEC) rules and regulations regarding interim financial statements. All amounts included herein related to the condensed financial statements as of September 30, 2012 and the nine months ended September 30, 2012 and 2011 are unaudited and should be read in conjunction with the audited financial statements and the notes there to included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

INTELLIGENT BUYING, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

(UNAUDITED)

Comprehensive income

SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive income and its components in financial statements. SFAS No. 130 requires that all items required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement with the same prominence as other financial statements. Comprehensive income consists of net earnings, the net unrealized gains or losses on available-for-sale marketable securities, foreign currency translation adjustments, minimum pension liability adjustments and unrealized gains and losses on financial instruments qualifying for hedge accounting and is presented in the accompanying Consolidated Statement of Shareholders' Equity in accordance with SFAS No. 130. During the quarter ended September 30, 2012 and 2011, the Company did not have any components of comprehensive income (loss) to report.

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

Stock-based compensation

The Company has adopted the FASB standard on Share-Based Payment, which addresses the accounting for share-based payment transactions. The standard eliminates the ability to account for share-based compensation transactions using old standards, and generally requires instead that such transactions be accounted and recognized in the statement of operations based on their fair value. The standard is effective for public companies that file as small business issuers as of the first interim or annual reporting period that begins after December 15, 2005.  Depending upon the number of and terms for options that may be granted in future periods, the implementation of this standard could have a significant non-cash impact on results of operations in future periods

During the quarter ended September 30, 2012 and 2011, there were no stock options granted or outstanding.

INTELLIGENT BUYING, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

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

SEPTEMBER 30, 2012

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

The Company recorded no income taxes for the quarter ended September 30, 2012 and 2011 due to the use of available net operating loss carryforwards.

Net operating loss carry forwards of approximately $680,000 at September 30, 2012 are available to offset future taxable income, if any, and expire in 2027.  This results in a net deferred tax asset, assuming an effective tax rate of 34% of approximately $231,000 at September 30, 2012.  A valuation allowance in the same amount has been provided to reduce the deferred tax asset, as realization of the asset is not assured.

3.  STOCKHOLDERS’ EQUITY (DEFICIENCY)

Preferred stock

At September 30, 2012, the Company had no shares of its preferred stock issued and outstanding. Previously issued preferred shares were converted according to their terms into 5,000,000 shares of common stock on September 16, 2010.

Common stock

At September 30, 2012, the Company had 5,889,533 shares of its common stock issued and outstanding. These shares comprised 273,333 shares issued on March 22, 2006 in exchange for certain Notes Payable. 500,000 shares issued on April 1, 2006 in consideration for certain financial advisory services, 116,200 shares issued on March 31, 2006 in connection with a private placement of common shares and 5,000,000 converted preferred shares as mentioned in the Preferred stock paragraph above.  Dividends may be paid on outstanding shares of common stock as declared by the Board of Directors. Each share of common stock is entitled to one vote.

INTELLIGENT BUYING, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

(UNAUDITED)

4.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	September 30
	2012	2011

American Express	$5,372	$11,754
Due to Officer		12,109
Sales Tax Payable		1,778
Legal and Accounting Fees	1,896	4,320
Total Accounts Payable and Accrued Expenses	$7,268	$29,961

5.  RELATED PARTY TRANSACTIONS

The Company sells to Anchorfree Wireless, Inc and AFNCA, Inc., a company controlled by the principal shareholders of the Company.  During the nine months ended September 30, 2012, the company had 63% of sales to Anchorfree Wireless, Inc and AFNCA Inc. During the nine months ended September 30, 2011, the company had 83% of sales to Anchorfree Wireless, Inc and AFNCA Inc. As of September 30, 2012 and 2011, Anchorfree Wireless, Inc and AFNCA, Inc were not indebted to the Company for sales made in the ordinary course of business.

6.	GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern.  However, The Company has a negative net working capital of $9,830 as of September 30, 2012 and net income of $4,036. The Company currently has limited liquidity, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

Results of Operations for Fiscal Quarter Ended September 30, 2012 Compared To September 30, 2011

During the third fiscal quarter of 2012, we had a net income of $1,408 on revenues of $5,500 compared to a net loss of $1,959 on revenues of $21,951 in the third fiscal quarter of 2011. Selling, general and administrative expenses and cost of sales in the third quarter of 2012 were $4,092 compared to $23,910 in the third quarter of 2011.  We paid no rent or salaries during the quarter.

Results of Operations for the 9 Months Ended September 30, 2012 Compared To September 30, 2011

During the nine months ended September 30, 2012, we had a net income of $4,836 on revenues of $24,300 compared to a net loss of $3,725 on revenues of $32,766 in the 9 Months ended September 30, 2011. Selling, general and administrative expenses and cost of sales in the 9 months ended September 30, 2012 were $19,464 compared to $15,391 in the 9 months ended September 30, 2011.  We paid no rent or salaries during the period.

Liquidity and Capital Resources

We had $673 cash on hand at the end of the third quarter of 2012 and total current assets of $4,173.  Since inception, we have accumulated a deficit of $679,680. As of September 30, 2012 we had total liabilities of $14,003 and a negative net working capital of $9,830.

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

Going Concern.  Our independent auditors have added an explanatory paragraph to their audit issued in connection with the financial statements for the period ended December 31, 2011, relative to our ability to continue as a going concern.  The Company has suffered net losses and as of September 30, 2012, its total liabilities exceeded its total assets by $9,830.  We had negative working capital of $9,830 as of September 30, 2012, we had an accumulated deficit of $679,680 incurred through such date and recorded a net income of only $1,408 for the fiscal quarter ended September 30, 2012.  Because our auditors have issued a going concern opinion, there is substantial uncertainty we will continue operations in which case you could lose your investment.  Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an ongoing business for the next 12 months. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an  evaluation  of  our  disclosure  controls  and procedures, as such term  is defined under  Rule  13a-15(e)  and  Rule 15d- 15(e)  promulgated  under  the Securities Exchange Act of 1934, as amended  (Exchange  Act),  as  of September 30, 2012.  Based on this evaluation, our principal executive officer and principal financial officer  have  concluded that our disclosure controls and procedures are effective to ensure that  information required to be disclosed by us in the reports  we file or submit under  the  Exchange  Act  is  recorded,  processed, summarized,  and  reported  within the time periods specified in the Securities and Exchange Commission's rules  and forms and that our disclosure and controls are designed to ensure that information required  to  be disclosed by us in the reports that we file or submit under  the  Exchange  Act  is   accumulated  and communicated  to  our management, including our principal executive officer and principal  financial  officer,  or  persons performing  similar  functions,  as appropriate to allow timely decisions regarding required disclosure.

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

Date: November 19, 2012
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