Form 10-K
period 2012-12-31
Intelligent Buying, Inc.
filed 2013-04-15
CIK 1358633

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934

for the fiscal year ended December 31, 2012

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
☐ Yes ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2012)—No sale or bid data was available as of that date.

State the number of shares outstanding of the registrant's $.001 par value common stock as of the close of business on the latest practicable date (April 11, 2013):  5,889,533

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

Our Business Generally

The Company has been engaged since 2004 in the business of asset management and sales of high-end computerized networking equipment to emerging high technology companies. Commencing in 2011, the Company began providing advertising services to promote products and services of third parties (primarily a related company, Anchorfree Wireless, Inc.) to the Company’s customer base. Under this business model, third parties pay the Company a fee to disseminate their advertising to the Company’s customer base. This has now become the principal service product provided by the Company. While the Company has not abandoned its previous business plan, it is not being actively pursued at this time.

Employees

As of December 31, 2012, the Company had three employees.

ITEM 1A. RISK FACTORS

Not required as the Company is a “smaller reporting company”.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2.       PROPERTIES.

None.

ITEM 3.        LEGAL PROCEEDINGS

As of December 31, 2012, the Company was not a party to any pending or threatened legal proceedings.

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

Holders

As of March 25, 2013, we have issued an aggregate of 5,889,533 shares of our common stock to approximately 39 stockholders of record. The issued and outstanding shares of the Company’s common stock were issued in accordance with the exemptions from registration afforded by Section 4(2) of the Securities Act of 1933 and Regulation D promulgated under the Securities Act. 389,533 shares of the Company’s common stock were registered under a registration statement on Form SB-2 which was declared effective by the U.S. Securities and Exchange Commission on January 15, 2008.

Options and Warrants

None of the shares of our common stock are subject to outstanding options or warrants.

Status of Outstanding Common Stock

As of December 31, 2012, 5,753,333 of our 5,889,533 issued and outstanding common shares are held by “affiliates” of the Company and the remaining shares are either registered or may be transferred subject to the requirements of Rule 144. We have not agreed to register any additional outstanding shares of our common stock under the Securities Act.

Dividends

We have not paid any dividends to date, and have no plans to do so in the immediate future.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities

The Company has never purchased nor does it own any equity securities of any other issuer.

ITEM 6.        SELECTED FINANCIAL DATA

Year Ended	12/31/12	12/31/11	12/31/10
Revenues	$27,870	$42,966	$41,063
Net Loss	$(2,059)	$(1,611)	$(2,015)
Net Loss Per Share, Basic and Diluted	$(0.00)	$(0.00)	$0.00)
Weighted Average No. Shares, Basic and Diluted	5,889,533	5,889,533	2,355,286
Stockholders’ Deficit	$(685,775)	$(683,716)	$(682,105)
Total Assets	$4,095	$451	$926
Total Liabilities	$13,324	$14,317	$13,181

ITEM 7.        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Overview

The Company has been engaged since 2004 in the business of asset management and sales of high-end computerized networking equipment to emerging high technology companies. Commencing in 2011, the Company began providing advertising services to promote products and services of third parties (primarily a related company, Anchorfree Wireless, Inc.) to the Company’s customer base. Under this business model, third parties pay the Company a fee to disseminate their advertising to the Company’s customer base. This has now become the principal service product provided by the Company. While the Company has not abandoned its previous business plan, it is not being actively pursued at this time.

Plan of Operations

a.       General

The extent of our operations over the next twelve (12) months will be determined by our ability to generate advertising business and, to the extent possible, access and purchase new inventory which can be resold to third parties consistent with our historic business plan.  Our business may require a continuing access to additional capital, and there is no guarantee that we will be able to access such capital on terms acceptable to the Company, if at all.  While we cannot predict exactly what our level of activity will be over the next 12 months, past experience leads us to believe that available capital resources will not be adequate to fund working capital requirements for the 12-month period which commenced January 1, 2013.

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

Our revenues for the foreseeable future will remain primarily dependent on our ability to generate additional advertising revenues and/or acquire inventory on a continuing basis. As aforesaid, future revenues are difficult to forecast. The Company may be unable to adjust spending quickly enough to offset any unexpected increase in demand or a reduction in revenues in a particular quarter or year, which may materially adversely affect our business, financial condition and results of operations.

b.        Current and Anticipated Expenses

The Company is a publicly-reporting and, as a consequence thereof, has incurred and will continue to incur additional significant expenses for legal, accounting and related services. In order to fulfill its reporting requirements under the Securities Exchange Act of 1934, there will be ongoing expenses associated with the ongoing professional fees for accounting, legal and a host of other expenses for annual reports and proxy statements as well as ongoing costs of operations. Current monthly expenses to run the Company average approximately $5,000. Payment of future monthly expenses will be largely dependent on available cash.

d.        Officers’ Compensation and Loans

Neither Mr. Malobrodsky nor Mr. Gorodyansky has received or accrued any compensation to date and has no written contract or any commitment to receive annual compensation. Messrs. Malobrodsky and Gorodyansky have agreed to forego any salary until such time as the Company has sufficient revenues therefore and/or receives sufficient outside financing.

In the past, our founders have advanced funds to the Company as required.  If, and when necessary, our founders may, at their sole option, advance funds to cover additional working capital as deemed necessary. If further funds are advanced, they will be evidenced by notes and will be treated as loans to be repaid, if and when we have the financial resources to do so.

While we cannot predict exactly what our level of activity will be over the next 12 months, past experience leads us to believe that available capital resources will not be adequate to fund working capital requirements for the 12-month period which commenced January 1, 2013.  We will therefore need to access additional capital through the issuance of additional equity and debt securities and other forms of outside funding, including additional loans from officers, directors and shareholders of the Company.  There is no assurance can be accomplished to the necessary extent, if at all. (See "Liquidity").

Liquidity

As of December 31, 2012, we had $3,934 in cash and $161 in accounts receivable and a negative net working capital of $9,229.

From its inception, the Company has been engaged since 2004 in the business of asset management and sales of high-end computerized networking equipment to emerging high technology companies. Commencing in 2011, the Company began providing advertising services to promote products and services of third parties (primarily a related company, Anchorfree Wireless, Inc.) to the Company’s customer base. Under this business model, third parties pay the Company a fee to disseminate their advertising to the Company’s customer base. This has now become the principal service product provided by the Company. While the Company has not abandoned its previous business plan, it is not being actively pursued at this time.

The potential exists that our available capital resources may not be adequate to fund our working capital requirements based upon our present level of operations for the 12-month period subsequent to January 1, 2013. A shortage of capital would affect our ability to fund our working capital requirements. If we require additional capital, funds may not be available on acceptable terms, if at all. In addition, if we raise additional capital through the sale of equity or convertible debt securities, the issuance of these securities could dilute existing shareholders. If funds are not available, this could materially adversely affect our financial condition and results of operations.

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

Going Concern.  Our independent auditors have added an explanatory paragraph to their audit issued in connection with the financial statements for the period ended December 31, 2012, relative to our ability to continue as a going concern.  The Company’s total liabilities exceeded its total assets by $9,229. We had an accumulated deficit of $685,775 incurred through such date and recorded a loss of $2,059 for the fiscal year ended December 31, 2012.  Because our auditors have issued a going concern opinion, there is substantial uncertainty we will continue operations in which case you could lose your investment.  Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an ongoing business for the next 12 months. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business.

Results of Operations for Comparative Years Ended December 31, 2012 and December 31, 2011

The following table summarizes the results of operations during the twelve-month periods ended December 31, 2012 and December 31, 2011:

Line Item	12/31/12 (audited)	12/31/11 (audited)	Increase (Decrease)	Percentage Increase (Decrease)

Revenues	$27,870	$42,966	$15,096	(35.13)%
Net loss	(2,059)	(1,611)	(448)	(27.80)%
Expenses	29,929	44,577	14,648	(32.86)%
Earnings loss per share of common stock	(0.00)	(0.00)	0.00	(n/a )

Comparisons between Cost of Sales Selling, Administrative and General Expenses for the twelve-month period ended December 31, 2012 and for the twelve-month period ended December 31, 2011 are as follows:

	12 Months. Ended 12/31/2012	12 Months. Ended 12/31/2011
Cost of Sales	$0	$22,300
Ratio of Cost of Sales to Sales	0%	51.9%
Selling, General and Administrative Expenses	$29,929	$22,277

We had a net loss of $2,059 for the twelve months ended December 31, 2012 as compared with a net loss of $1,611 for the twelve months ended December 31, 2011.  This improvement was largely due to an increase in revenues and a small decrease in selling, general and administrative expenses.

The Company’s revenues in any given period is significantly affected the demand for the advertising and other services provided by the Company and by the working capital the Company has available to it

Off Balance Sheet Arrangements

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

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Set forth below are the audited financial statements for the Company for the fiscal years ended December 31, 2012 and 2011 and the reports thereon of Paritz & Co.

INTELLIGENT BUYING, INC.

FINANCIAL STATEMENTS

INDEX

Page Number

INDEPENDENT AUDITORS' REPORT	F-1

FINANCIAL STATEMENTS:

Balance Sheets at December 31, 2012 and December 31, 2011	F-2

Statement of Operations and Accumulated Deficit for the years ended December 31, 2012 and December 31, 2011	F-3
Statement of Stockholders' Deficiency for period the from December 31, 2009 to December 31, 2012	F-4

Statement of Cash Flows for the years ended December 31, 2012 and 2011	F-5

Notes to Financial Statements for period ended December 31, 2012	F-6 to F-11

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Intelligent Buying, Inc

Mountain View, CA

We have audited the accompanying balance sheet of Intelligent Buying, Inc. as of December 31, 2012 and 2011, and the related statements of operations and accumulated deficit, changes in stockholders’ (deficiency) and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Intelligent Buying, Inc. as of December 31, 2012 and 2011, and the results of its operations, its cash flows for the years ended December 31, 2012 and 2011 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Intelligent Buying, Inc. will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred operating losses since inception and has a net capital deficit at December 31, 2012, which raises substantial doubt about its ability to continue as a going concern. Management’s plan in regards to these matters is also described in Note 1. The financial statements do not include any adjustments that may result from the outcome of these uncertainties.

Paritz & Company, P.A.

Paritz & Company, P.A.

Hackensack, New Jersey

April 13, 2013

INTELLIGENT BUYING, INC.

BALANCE SHEET

	December 31, 2012	December 31, 2011
CURRENT ASSETS
Cash	$3,934	$451
Accounts receivable	161
TOTAL CURRENT ASSETS	4,095	451

TOTAL ASSETS	$4,095	$451

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Accounts payable and accrued expenses	$13,324	$7,359
Due to related party	-	6,958

TOTAL CURRENT LIABILITIES	13,324	14,317

STOCKHOLDERS’ DEFICIENCY:
Preferred stock, $.001 par value,	0	0
Authorized – 25,000,000 shares
Issued and outstanding – no shares
Common stock, $.001 par value,
Authorized – 50,000,000 shares
Issued and outstanding – 5,889,533 shares	5,889	5,889
Additional paid-in capital	670,657	663,961
Accumulated deficit	(685,775)	(683,716)
TOTAL STOCKHOLDERS’ (DEFICIENCY)	(9,229)	(13,866)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$4,095	$451

The accompanying notes are an integral part of these financial statements.

INTELLIGENT BUYING, INC.

STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT

	YEAR THEN ENDED DECEMBER 31
	2012	2011

REVENUES:
Related Party	$-	$18,400
Other	27,870	24,566
TOTAL REVENUES	27,870	42,966

COSTS AND EXPENSES:
Cost of sales	-	22,300
Selling, general and administrative	29,929	22,277
TOTAL COSTS AND EXPENSES	29,929	44,577

LOSS BEFORE TAXES	(2,059)	(1,611)

INCOME TAXES	-	-

NET LOSS	(2,059)	(1,611)

ACCUMULATED DEFICIT- BEGINNING OF PERIOD	(683,716)	(682,105)

ACCUMULATED DEFICIT- END OF PERIOD	$(685,775)	$(683,716)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	5,889,533	5,889,533

The accompanying notes are an integral part of these financial statements.

INTELLIGENT BUYING, INC.

STATEMENT OF STOCKHOLDERS’ (DEFICIENCY)

	Common Stock		Preferred Stock
	Shares	$.001 Par Value	Shares	$.001 Par Value	Additional Paid-In Capital	Accumulated Deficit	Total

Balance December 31, 2009	889,533	$889	2,500,000	$2,500	$666,461	$(680,090)	$(10,240)
Conversion of
Preferred Stock	5,000,000	5,000	(2,500,000)	(2,500)	(2,500)	—	—

Net income						(2,015)	(2,015)

Balance December 31, 2010	5,889,533	$5,889	—	$—	$663,961	$(682,105)	$(12,255)

Net income						(1,611)	(1,611))

Balance December 31, 2011	5,889,533	$5,889	—	$—	$663,961	$(683,716)	$(13,866)

Net income						(2,059)	(2,059)
Stockholder loan contributed to capital					6,696		6,696

Balance December 31, 2012	5,889,533	$5,889	—	$—	$670,657	$(685,775)	$(9,229)

The accompanying notes are an integral part of these financial statements.

INTELLIGENT BUYING, INC.

STATEMENTS OF CASH FLOWS

	YEAR ENDED DECEMBER 31
	2012	2011

OPERATING ACTIVITIES:
Net loss	$(2,059)	$(1,611)
Adjustments to reconcile net loss to net
cash used in operating activities:
Changes in operating assets and liabilities:
Accounts receivable	(161)	-
Accounts payable and accrued expenses	5,965	1,136
Due to related party	(6,958)	-
NET CASH USED IN OPERATING ACTIVITIES	(3,213)	(475)

FINANCING ACTIVITIES:
Stockholder loan contributed to capital	6,696
NET CASH PROVIDED BY FINANCING ACTIVITIES	6,696	-

INCREASE (DECREASE) IN CASH	3,483	(475)

CASH – BEGINNING OF PERIOD	451	926
CASH – END OF PERIOD	$3,934	$451
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

The accompanying notes are an integral part of these financial statements.

INTELLIGENT BUYING, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2012

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

Revenue Recognition

The Company recognizes revenue on a gross basis when it is realized or realizable and earned.  The Company considers revenue realized or realizable and earned when persuasive evidence of an arrangement exists, the product has been shipped or the services have been provided to the customer, the price is fixed or determinable and collectability is reasonably assured.  The Company reduces revenue for estimated customer returns, rotations and rebates when such amounts are estimable.  When not estimable, The Company defers revenue until the product is sold to the end customer.  The Company does not provide support on products sold unless a separate agreement for installation and setup has been entered into.  The revenue from such an agreement would be reported separately as fee income if and when such services are performed, completed and accepted by the customer. Advertising revenues are recorded monthly.

Comprehensive income

SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive income and its components in financial statements. SFAS No. 130 requires that all items required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement with the same prominence as other financial statements. Comprehensive income consists of net earnings, the net unrealized gains or losses on available-for-sale marketable securities, foreign currency translation adjustments, minimum pension liability adjustments and unrealized gains and losses on financial instruments qualifying for hedge accounting and is presented in the accompanying Consolidated Statement of Shareholders' Equity in accordance with SFAS No. 130.During the years ended December 31, 2012 and 2011, the Company did not have any components of comprehensive income (loss) to report.

INTELLIGENT BUYING, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2012

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

Stock-based compensation

The Company has adopted the FASB standard on Share-Based Payment, which addresses the accounting for share-based payment transactions. The standard eliminates the ability to account for share-based compensation transactions using old standards, and generally requires instead that such transactions be accounted and recognized in the statement of operations based on their fair value. The standard is effective for public companies that file as small business issuers as of the first interim or annual reporting period that begins after December 15, 2005.  Depending upon the number of and terms for options that may be granted in future periods, the implementation of this standard could have a significant non-cash impact on results of operations in future periods

During the years ended December 31, 2012 and 2011, there were no stock options granted or outstanding.

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

INTELLIGENT BUYING, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2012

(AUDITED)

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

DECEMBER 31, 2012

(AUDITED)

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

The Company recorded no income taxes for the year ended December 31, 2012 due to the use of available net operating loss carryforwards. For the year ended December 31, 2011, the Company incurred a net loss and no tax provision was required.

Net operating loss carry forwards of approximately $686,000 at December 31, 2012 are available to offset future taxable income, if any, and expire in 2027.  This results in a net deferred tax asset, assuming an effective tax rate of 34% of approximately $233,000 at December 31, 2012.  A valuation allowance in the same amount has been provided to reduce the deferred tax asset, as realization of the asset is not assured.

3.  STOCKHOLDERS’ (DEFICIENCY)

Preferred stock

At December 31, 2012, the Company had no shares of its preferred stock issued and outstanding. Previously issued preferred shares were converted according to their terms into 5,000,000 shares of common stock on September 16, 2010.

Common stock

At December 31, 2012, the Company had 5,889,533 shares of its common stock issued and outstanding. These shares comprised 273,333 shares issued on March 22, 2006 in exchange for certain Notes Payable (see Note 2, above), 500,000 shares issued on April 1, 2006 in consideration for certain financial advisory services and 116,200 shares issued on March 31, 2006 in connection with a private placement of common shares.  Dividends may be paid on outstanding shares of common stock as declared by the Board of Directors. Each share of common stock is entitled to one vote.

INTELLIGENT BUYING, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2012

(AUDITED)

4.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	DECEMBER 31
	2012	2011

American Express	$5,412	$5,372
Other payables	7,912	1,987

	$13,324	$7,359

5.  RELATED PARTY TRANSACTIONS

The Company sells to Anchorfree Wireless, Inc, and AFNCA, Inc., companies which are controlled by the principal shareholders of the Company.  During the year ended December 31, 2011, approximately 43% of revenues were generated from Anchorfree Wireless, Inc, and AFNCA. During the year ended December 31, 2010, the company had 94% of revenues generated from Anchorfree. As of December 31, 2011 and 2010, Anchorfree Wireless, Inc and AFNCA, Inc was not indebted to the Company for revenues generated in the ordinary course of business.

6.  GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern.  However, The Company has a negative net working capital of $9,229 as of December 31, 2012 and net loss of $2,059 and $1,611 for years ended December 31, 2012 and 2011. The Company currently has limited liquidity, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. There are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.       CONTROLS AND PROCEDURES.

(a) Disclosure Controls and Procedures

Our principal executive and principal financial officers have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a - 15(e) and 15d - 15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this annual report.  They have concluded that, based on such evaluation, our disclosure controls and procedures were not effective as of December 31, 2012.

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

For the year ended December 31, 2012, our management has reassessed the effectiveness of our internal control over financial reporting and has determined that our internal control over financial reporting was not effective due to the lack of segregation of duties to ensure that the information required to be disclosed by the Company under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the Exchange Act and accumulated and communicated to the Company's Management, including the Principal Executive Officer and the Principal Financial Officer, to allow timely decisions regarding required disclosure.

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

Name	Age	Position

Eugene Malobrodsky	31	Chief Executive Officer, Secretary and Director

David Gorodyansky	31	President, Chief Operating Officer and Chief Financial Officer and Director

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

Section 16(a) Beneficial Ownership Reporting Compliance.

Section 16(a) of the Securities Act of 1934 requires the Company's officers and directors, and greater than 10% stockholders, to file reports of ownership and changes in ownership of its securities with the Securities and Exchange Commission. Copies of the reports are required by SEC regulation to be furnished to the Company. Based on management's review of these reports during the fiscal year ended December 31, 2012, all reports required to be filed were filed on a timely basis.

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

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation Earnings ($)	Non- qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Eugene Malobrodsky	2010	0	0	0	0	0	0	0	0
CEO, Secretary	2011	0	0	0	0	0	0	0	0
And Director	2012	0	0	0	0	0	0	0	0
David Gorodyansky President, COO, CFO and	2010	0	0	0	0	0	0	0	0
Director	2011	0	0	0	0	0	0	0	0
	2012	0	0	0	0	0	0	0	0

Outstanding Equity Awards at Fiscal Year End

None of our executive officers received any equity awards, including, options, restricted stock or other equity incentives, during the fiscal year ended December 31, 2012.

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

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding beneficial ownership of our common stock as of March 26, 2013 (i) by each person who is known by us to beneficially own more than five percent of our common stock; (ii) by each of our officers and directors; and (iii) by all of our officers and directors as a group:

Title of Class	Name & Address of Beneficial Owner	Office, If Any	Amount & Nature of Beneficial Ownership[1]	Percent of Class(2)
Common Stock $0.001 par value	Altitude Group, LLC (1) 2264 82nd Street Brooklyn, NY 11214	5% holder	500,000	8.49%
Common Stock $0.001 par value	Eugene Malobrodsky 450 National Ave Mountain View, CA 94043	CEO, Secretary And Director	2,500,000	42.45%
Common Stock $0.001 par value	David Gorodyansky 450 National Ave Mountain View, CA 94043	President, COO, CFO and Director	2,500,000	42.45%
Common Stock $0.001 par value	All officers and directors as a group (2 persons named above)		5,000,000	84.90%

(1)	Altitude Group, LLC is controlled by Michael Kreizman, M.D.
(2)	Based on 5,889,533 shares of our Common Stock outstanding as of March 26, 2013.

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

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Certain Relationships and Transactions with Related Persons

Eugene Malobrodsky and David Gorodyansky, the sole officers and directors of the Company, are Senior Vice President and President, respectively, of AnchorFree Wireless, Inc., a related company. For the years ended December 31, 2012 and 2011, AnchorFree Wireless, Inc. accounted for approximately 43% and 94% of the Company’s revenues, respectively. Sophia Malobrodsky, a shareholder of the company holding approximately 4% of the Company’s issued and outstanding common stock is the mother of Eugene Malobrodsky, the Company’s Chief Executive Officer.  Royce Diener, an owner of 4,000 shares of common stock of the Company is the father of the Company’s counsel, Robert L. B. Diener.

As of December 31, 2012, the Company owes approximately $6,958 to AnchorFree Wireless, Inc., a company controlled by the principal shareholders and officers of the Company. These amounts represent short-term advances in the ordinary course of business and fluctuate significantly. This amount will be used to offset future purchases by AnchorFree Wireless, Inc.

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

ITEM 14.       PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

The aggregate fees billed by our auditors, Paritz & Co., for professional services rendered for the audit of our annual financial statements for fiscal year ended December 31, 2012 and review our interim financial statements for the first, second and third quarters of 2012 will be approximately $4,500. The aggregate fees billed by our auditors for professional services rendered for the audit of our annual financial statements for fiscal year ended December 31, 2011 were approximately $4,500.

AUDIT-RELATED FEES

During the last two fiscal years, no fees were billed or incurred for assurance or related services by our auditors that were reasonably related to the audit or review of financial statements reported above.

TAX FEES

There were no tax preparation fees billed for the fiscal years ended December 31, 2012 or 2011.

ALL OTHER FEES

During the last two fiscal years, no other fees were billed or incurred for services by our auditors other than the fees noted above. Our board, acting as an audit committee, deemed the fees charged to be compatible with maintenance of the independence of our auditors.

THE BOARD OF DIRECTORS PRE-APPROVAL POLICIES

We do not have a separate audit committee. Our full board of directors performs the functions of an audit committee. Before an independent auditor is engaged by us to render audit or non-audit services, our board of directors pre-approves the engagement. Board of directors pre-approval of audit and non-audit services will not be required if the engagement for the services is entered into pursuant to pre-approval policies and procedures established by our board of directors regarding our engagement of the independent auditor, provided the policies and procedures are detailed as to the particular service, our board of directors is informed of each service provided, and such policies and procedures do not include delegation of our board of directors' responsibilities under the Exchange Act to our management. Our board of directors may delegate to one or more designated members of our board of directors the authority to grant pre-approvals, provided such approvals are presented to the board of directors at a subsequent meeting. If our board of directors elects to establish pre-approval policies and procedures regarding non-audit services, the board of directors must be informed of each non-audit service provided by the independent auditor. Board of directors pre-approval of non-audit services, other than review and attest services, also will not be required if such services fall within available exceptions established by the SEC. For the fiscal year ended December 31, 2012, 100% of audit-related services, tax services and other services performed by our independent auditors were pre-approved by our board of directors.

Our board has considered whether the services described above under the caption "All Other Fees", which are currently none, is compatible with maintaining the auditor's independence.

The board approved all fees described above.

PART IV

Item 15.       Exhibits, Financial Statement Schedules

The following documents are filed as part of this 10-K:

1.  FINANCIAL STATEMENTS

The following documents are filed in Part II, Item 8 of this annual report on Form 10-K:

•	Report of Paritz & Co., Independent Registered Certified Public Accounting Firm

•	Balance Sheets as of December 31, 2012 and 2011

•	Statements of Operations and Accumulated Deficit for the years ended December 31, 2012 and 2011

•	Statements of Changes in Stockholders’ Deficiency for the period from December 31, 2009 to December 31, 2012

•	Statements of Cash Flows for the years ended December 31, 2012 and 2011

•	Notes to Financial Statements

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
April 13, 2013

By
/s/ Eugene Malobrodsky

David Gorodyansky
Chief Financial Officer and Principal Accounting Officer

Date
April 13, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity and on the date indicated.

By
/s/ Eugene Malobrodsky

Eugene Malobrodsky
Chief Executive Officer and Director

Date
April 13, 2013
By
/s/ David Gorodyansky

David Gorodyansky
Chief Financial Officer, Principal Accounting Officer and Director

Date
April 13, 2013

