Form 10-K/A
period 2012-12-31
Intelligent Buying, Inc.
filed 2013-04-16
CIK 1358633

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

EXPLANATORY NOTE

This amended report on Form 10-K is filed solely for the purpose of adding the required XBRL interactive data files as exhibits to the previously filed Form 10-K which was filed on April 15, 2013.

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

101.INS	XBRL INSTANCE DOCUMENT
101.SCH	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Intelligent Buying, Inc.
(Registrant)

By
/s/ Eugene Malobrodsky

Eugene Malobrodsky
Chief Executive Officer

Date
April 16, 2013

By
/s/ Eugene Malobrodsky

David Gorodyansky
Chief Financial Officer and Principal Accounting Officer

Date
April 16, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity and on the date indicated.

By
/s/ Eugene Malobrodsky

Eugene Malobrodsky
Chief Executive Officer and Director

Date
April 16, 2013
By
/s/ David Gorodyansky

David Gorodyansky
Chief Financial Officer, Principal Accounting Officer and Director

Date
April 16, 2013