Form 10-Q
period 2013-03-31
Intelligent Buying, Inc.
filed 2013-05-09
CIK 1358633

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Quarter ended March 31, 2013

Commission File Number: 333-133327

INTELLIGENT BUYING, INC.

______________________________________________________

(Exact name of registrant as specified in its charter)

California	20-0956471
(State of organization)	(I.R.S. Employer Identification No.)

450 National Ave
Mountain View, CA

94043

(Address of principal executive offices)

(650) 279-9954

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

Common Stock $.001 par value

There are 5,889,533 shares of common stock outstanding as of May 1, 2013.

TABLE OF CONTENTS

_________________

PART I - FINANCIAL INFORMATION

ITEM 1.	INTERIM FINANCIAL STATEMENTS
ITEM 2.	MANAGEMENT'S DISCUSSION OF OPERATIONS AND FINANCIAL CONDITION
ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 4.	CONTROLS AND PROCEDURES

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
ITEM 1(A)	RISK FACTORS
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
ITEM 4.	(REMOVED AND RESERVED)
ITEM 5.	OTHER INFORMATION
ITEM 6.	EXHIBITS

SIGNATURES

PART I – FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS

INTELLIGENT BUYING, INC.

BALANCE SHEET

	March 31, 2013 Unaudited	December 31, 2012 (Audited)
CURRENT ASSETS
Cash	$1,612	$3,934
Accounts receivable	161	161
TOTAL CURRENT ASSETS	1,773	4,095

TOTAL ASSETS	$1,773	$4,095

LIABILITIES AND STOCKHOLDERS’ (DEFICIENCY)
Accounts payable and accrued expenses	$8,790	$13,324

TOTAL CURRENT LIABILITIES	8,790	13,324

STOCKHOLDERS’ (DEFICIENCY):
Preferred stock (Note 5), $.001 par value,	0	0
Authorized – 25,000,000 shares
Issued and outstanding – 2,500,000 shares
Common stock, $.001 par value,
Authorized – 50,000,000 shares
Issued and outstanding – 5,889,533 shares	5,889	5,889
Additional paid-in capital	670,657	670,657
Accumulated deficit	(683,563)	(685,775)
TOTAL STOCKHOLDERS’ (DEFICIENCY)	(7,017)	(9,229)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIENCY)	$1,773	$4,095

The accompanying notes are an integral part of these financial statements.

INTELLIGENT BUYING, INC.

STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT

	THREE MONTHS ENDED MARCH 31
	2013 (Unaudited)	2012 (Audited)

SALES:
Related Party	$19,874	$9,000
Other	-	-
TOTAL SALES	19,874	9,000

COSTS AND EXPENSES:
Cost of sales	16,607	-
Selling, general and administrative	1,055	8,061
TOTAL COSTS AND EXPENSES	17,662	8,061

INCOME BEFORE TAXES	2,212	939

INCOME TAXES	-	-

NET INCOME	2,212	939

ACCUMULATED DEFICIT- BEGINNING OF PERIOD	(685,775)	(683,716)

ACCUMULATED DEFICIT- END OF PERIOD	$(683,563)	$(682,777)

BASIC AND DILUTED NET LOSS PER
COMMON SHARE	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	5,889,533	5,889,533

The accompanying notes are an integral part of these financial statements.

INTELLIGENT BUYING, INC.

STATEMENTS OF CASH FLOWS

	THREE MONTHS ENDED MARCH 31
	2013	2012
OPERATING ACTIVITIES:
Net income	$2,212	$939
Adjustments to reconcile net income to net
cash provided by (used in) operating activities:
Depreciation and amortization
Changes in operating assets and liabilities:
Accounts receivable – related party	-	(1,500)
Accounts payable and accrued expenses	(4,534)	326
NET CASH USED IN OPERATING ACTIVITIES	(2,322)	(235)

DECREASE IN CASH	(2,322)	(235)

CASH – BEGINNING OF PERIOD	3,934	451
CASH – END OF PERIOD	$1,612	$216

The accompanying notes are an integral part of these financial statements.

INTELLIGENT BUYING, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2013

(UNAUDITED)

1. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared on substantially the same basis as the audited financial statements included in the Intelligent Buying Inc. Annual Report on Form 10-K for the year ended December 31, 2012. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission (SEC) rules and regulations regarding interim financial statements. All amounts included herein related to the condensed financial statements as of March 31, 2013 and the three months ended March 31, 2013 and 2012 are unaudited and should be read in conjunction with the audited financial statements and the notes there to included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

In the opinion of management, the accompanying financial statements include all necessary adjustments for the fair presentation of the Company’s financial position, results of operations and cash flows. The results of operations for the interim periods presented are not necessarily indicative of the operating results to be expected for any subsequent interim period or for the full fiscal year ending December 31, 2013.

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

INTELLIGENT BUYING, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2013

(UNAUDITED)

Comprehensive income

SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive income and its components in financial statements. SFAS No. 130 requires that all items required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement with the same prominence as other financial statements. Comprehensive income consists of net earnings, the net unrealized gains or losses on available-for-sale marketable securities, foreign currency translation adjustments, minimum pension liability adjustments and unrealized gains and losses on financial instruments qualifying for hedge accounting and is presented in the accompanying Consolidated Statement of Shareholders' Equity in accordance with SFAS No. 130.During the quarter ended March 31, 2013 and 2012, the Company did not have any components of comprehensive income (loss) to report.

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

Stock-based compensation

The Company has adopted the FASB standard on Share-Based Payment, which addresses the accounting for share-based payment transactions. The standard eliminates the ability to account for share-based compensation transactions using old standards, and generally requires instead that such transactions be accounted and recognized in the statement of operations based on their fair value. The standard is effective for public companies that file as small business issuers as of the first interim or annual reporting period that begins after December 15, 2005.  Depending upon the number of and terms for options that may be granted in future periods, the implementation of this standard could have a significant non-cash impact on results of operations in future periods

During the quarter ended March 31, 2013 and 2012, there were no stock options granted or outstanding.

INTELLIGENT BUYING, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2013

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

The Company recorded no income taxes for the quarter ended March 31, 2013 and 2012 due to the use of available net operating loss carryforwards.

Net operating loss carry forwards of approximately $684,000 at March 31, 2013 are available to offset future taxable income, if any, and expire in 2027.  This results in a net deferred tax asset, assuming an effective tax rate of 34% of approximately $233,000 at March 31, 2013.  A valuation allowance in the same amount has been provided to reduce the deferred tax asset, as realization of the asset is not assured.

3.  STOCKHOLDERS’ EQUITY (DEFICIENCY)

Preferred stock

At March 31, 2013, the Company had no shares of its preferred stock issued and outstanding. Previously issued preferred shares were converted according to their terms into 5,000,000 shares of common stock on September 16, 2010.

Common stock

At March 31, 2013, the Company had 5,889,533 shares of its common stock issued and outstanding. These shares comprised 273,333 shares issued on March 22, 2006 in exchange for certain Notes Payable (see Note 2, above), 500,000 shares issued on April 1, 2006 in consideration for certain financial advisory services, 116,200 shares issued on March 31, 2006 in connection with a private placement of common shares and 5,000,000 converted preferred shares as mentioned in the Preferred stock paragraph above.  Dividends may be paid on outstanding shares of common stock as declared by the Board of Directors. Each share of common stock is entitled to one vote.

INTELLIGENT BUYING, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2013

(UNAUDITED)

4.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	March 31
	2013	2012

American Express	$5,412	$5,372
Due to Officer		6,735
Other payables	3,378	2,536
	$8,790	$14,643

5.  RELATED PARTY TRANSACTIONS

The Company sells to Anchorfree Wireless, Inc and AFNCA, Inc., a company controlled by the principal shareholders of the Company.  During the three months ended March 31, 2013, approximately 100% of sales were to Anchorfree Wireless Inc and AFNCA, Inc. During the three months ended March 31, 2012, the company had 100% of sales to Anchorfree Wireless, Inc and AFNCA Inc. As of March 31, 2013 and 2012, Anchorfree Wireless, Inc and AFNCA, Inc were not indebted to the Company for sales made in the ordinary course of business.

6.	GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern.  However, The Company has a negative net working capital of $7,017 as of March 31, 2013 and net income of $2,212. The Company currently has limited liquidity, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

Results of Operations for Fiscal Quarter Ended March 31, 2013 Compared To March 31, 2012

During the first fiscal quarter of 2013, we had a net income of $2,212 on revenues of $19,874 compared to a net income of $939 on revenues of $9,000 in the first fiscal quarter of 2012. Selling, general and administrative expenses in the first three months of 2013 were $1,055 compared to $8,061 in the first three months of 2012.  We paid no rent or salaries during the quarter.

Liquidity and Capital Resources

We had $1,612 cash on hand at the end of the first quarter of 2013 and total current assets of $1,612.  Since inception, we have accumulated a deficit of $683,563. As of March 31, 2013 we had total liabilities of $8,790 and a negative net working capital of $7,017.

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

Going Concern.  Our independent auditors have added an explanatory paragraph to their audit issued in connection with the financial statements for the period ended December 31, 2012, relative to our ability to continue as a going concern.  The Company has suffered net losses and, as of March 31, 2013, its total liabilities exceeded its total assets by $7,017.  We had negative working capital of $7,017 as of March 31, 2013, we had an accumulated deficit of $683,563 incurred through such date and recorded a net income of only $2,212 for the fiscal quarter ended March 31, 2013.  Because our auditors have issued a going concern opinion, there is substantial uncertainty we will continue operations in which case you could lose your investment.  Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an ongoing business for the next 12 months. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of March 31, 2013. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are not designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes.

Management believes that the material weaknesses set forth in items (2) and (3) above did not have an effect on our financial results.  However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

Changes in Internal Control Over Financial Reporting

There have been no changes in our “internal control over financial reporting” (as defined in Rule 13a-15(f) under the Securities Exchange Act) that occurred during the period covered by this quarterly report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

There are no legal proceedings which are pending or have been threatened against us or any of our officers, directors or control persons of which management is aware.

ITEM 1(A)	RISK FACTORS

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	(REMOVED AND RESERVED)

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit No.	Description

31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Act of 1934 and otherwise are not subject to liability.

SIGNATURES

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: May 9, 2013
INTELLIGENT BUYING, INC.

	By:	/s/ Eugene Malobrodsky
Eugene Malobrodsky
Chief Executive Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Act of 1934 and otherwise are not subject to liability.