Form 10-Q
period 2013-06-30
Intelligent Buying, Inc.
filed 2013-08-16
CIK 1358633

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Quarter ended June 30, 2013

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

Common Stock $.001 par value

There are 5,889,533 shares of common stock outstanding as of August 12, 2013.

PART I – FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS

INTELLIGENT BUYING, INC.

BALANCE SHEET

	June 30, 2013 Unaudited	December 31, 2012 (Audited)
CURRENT ASSETS
Cash	$508	$3,934
Accounts receivable		161
TOTAL CURRENT ASSETS	508	4,095

TOTAL ASSETS	$508	$4,095

LIABILITIES AND STOCKHOLDERS’ (DEFICIENCY)
Accounts payable and accrued expenses	$5,804	$13,324
Due to related party	7,928	-

TOTAL CURRENT LIABILITIES	13,732	13,324

STOCKHOLDERS’ (DEFICIENCY):
Preferred stock (Note 5), $.001 par value, Authorized – 25,000,000 shares Issued and outstanding – 2,500,000 shares	0	0
Common stock, $.001 par value, Authorized – 50,000,000 shares Issued and outstanding – 5,889,533 shares	5,889	5,889
Additional paid-in capital	670,657	670,657
Accumulated deficit	(689,770)	(685,775)
TOTAL STOCKHOLDERS’ (DEFICIENCY)	(13,224)	(9,229)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIENCY)	$508	$4,095

The accompanying notes are an integral part of these financial statements.

INTELLIGENT BUYING, INC.

STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT

	THREE MONTHS ENDED JUNE 30
	2013 (Unaudited)		2012 (Audited)

SALES:
Related Party	$		$3,500
Other		4,339	6,300
TOTAL SALES		4,339	9,800

COSTS AND EXPENSES:
Cost of sales			-
Selling, general and administrative		2,886	7,310
TOTAL COSTS AND EXPENSES		2,886	7,310

INCOME BEFORE TAXES		1453	2490

INCOME TAXES		800	800

NET INCOME		653	1690

ACCUMULATED DEFICIT- BEGINNING OF PERIOD		(683,563)	(682,778)

ACCUMULATED DEFICIT- END OF PERIOD		$(684,216)	$(681,088)

BASIC AND DILUTED NET LOSS PER COMMON SHARE		$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING		5,889,533	5,889,533

The accompanying notes are an integral part of these financial statements.

INTELLIGENT BUYING, INC.

STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT

	SIX MONTHS ENDED JUNE 30
	2013 (Unaudited)	2012 (Audited)

SALES:
Related Party	$24,213	$3500
Other	-	15,300
TOTAL SALES	24,213	18,800

COSTS AND EXPENSES:
Cost of sales	15,340	-
Selling, general and administrative	12,068	15,372
TOTAL COSTS AND EXPENSES	27,408	15,372

INCOME BEFORE TAXES	3,195	3428

INCOME TAXES	800	800

NET INCOME	(3,995)	2628

ACCUMULATED DEFICIT- BEGINNING OF PERIOD	(685,775)	(683,716)

ACCUMULATED DEFICIT- END OF PERIOD	$(689,770)	$(681,088)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	5,889,533	5,889,533

The accompanying notes are an integral part of these financial statements.

INTELLIGENT BUYING, INC.

STATEMENTS OF CASH FLOWS

	SIX MONTHS ENDED JUNE 30
	2013	2012

OPERATING ACTIVITIES:
Net income(loss)	$(3,995)	$939
Adjustments to reconcile net income(net loss) to net cash provided by (used in) operating activities:
Depreciation and amortization
Changes in operating assets and liabilities:
Accounts receivable – related party	161	(1,500)
Accounts payable and accrued expenses	(7,520)	326

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(11,354)	(235)

FINANCING ACTIVITIES:

Proceeds of related party loans	7,928
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES $7928

INCREASE (DECREASE) IN CASH	3,426	(235)

CASH – BEGINNING OF PERIOD	393	451
CASH – END OF PERIOD	$508	$216

The accompanying notes are an integral part of these financial statements.

INTELLIGENT BUYING, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2013

(UNAUDITED)

1. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared on substantially the same basis as the audited financial statements included in the Intelligent Buying Inc. Annual Report on Form 10-K for the year ended December 31, 2012. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission (SEC) rules and regulations regarding interim financial statements. All amounts included herein related to the condensed financial statements as of June 30, 2013 and the three and six months ended June 30, 2013 and 2012 are unaudited and should be read in conjunction with the audited financial statements and the notes there to included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

INTELLIGENT BUYING, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2013

(UNAUDITED)

Comprehensive income

SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive income and its components in financial statements. SFAS No. 130 requires that all items required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement with the same prominence as other financial statements. Comprehensive income consists of net earnings, the net unrealized gains or losses on available-for-sale marketable securities, foreign currency translation adjustments, minimum pension liability adjustments and unrealized gains and losses on financial instruments qualifying for hedge accounting and is presented in the accompanying Consolidated Statement of Shareholders' Equity in accordance with SFAS No. 130. During the quarters ended June 30, 2013 and 2012, the Company did not have any components of comprehensive income (loss) to report.

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

Stock-based compensation

The Company has adopted the FASB standard on Share-Based Payment, which addresses the accounting for share-based payment transactions. The standard eliminates the ability to account for share-based compensation transactions using old standards, and generally requires instead that such transactions be accounted and recognized in the statement of operations based on their fair value. The standard is effective for public companies that file as small business issuers as of the first interim or annual reporting period that begins after December 15, 2005. Depending upon the number of and terms for options that may be granted in future periods, the implementation of this standard could have a significant non-cash impact on results of operations in future periods

During the quarters ended June 30, 2013 and 2012, there were no stock options granted or outstanding.

INTELLIGENT BUYING, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2013

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

The Company recorded no income taxes for the quarters ended June 30, 2013 and 2012 due to the use of available net operating loss carryforwards.

Net operating loss carry forwards of approximately $689,770 at June 30, 2013 are available to offset future taxable income, if any, and expire in 2027. This results in a net deferred tax asset, assuming an effective tax rate of 34% of approximately $234,520 at June 30, 2013. A valuation allowance in the same amount has been provided to reduce the deferred tax asset, as realization of the asset is not assured.

3. STOCKHOLDERS’ EQUITY (DEFICIENCY)

Preferred stock

At June 30, 2013, the Company had no shares of its preferred stock issued and outstanding. Previously issued preferred shares were converted according to their terms into 5,000,000 shares of common stock on September 16, 2010.

Common stock

At June 30, 2013, the Company had 5,889,533 shares of its common stock issued and outstanding. These shares comprised 273,333 shares issued on March 22, 2006 in exchange for certain Notes Payable (see Note 2, above), 500,000 shares issued on April 1, 2006 in consideration for certain financial advisory services, 116,200 shares issued on March 31, 2006 in connection with a private placement of common shares and 5,000,000 converted preferred shares as mentioned in the Preferred stock paragraph above. Dividends may be paid on outstanding shares of common stock as declared by the Board of Directors. Each share of common stock is entitled to one vote.

INTELLIGENT BUYING, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2013

(UNAUDITED)

4. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	June 30
	2013	2012

American Express	5,804	$5,372
Due to Officer	7,928
Other payables
	$13,732	$5,372

5. RELATED PARTY TRANSACTIONS

The Company sells to Anchorfree Wireless, Inc and AFNCA, Inc., a company controlled by the principal shareholders of the Company. During the three months ended June 30, 2013, approximately 100% of sales were to Anchorfree Wireless Inc and AFNCA, Inc. During the three months ended June 30, 2012, the company had 100% of sales to Anchorfree Wireless, Inc and AFNCA Inc. As of June 30, 2013 and 2012, Anchorfree Wireless, Inc and AFNCA, Inc were not indebted to the Company for sales made in the ordinary course of business.

6. GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern. However, The Company has a negative net working capital of $13,224 as of June 30, 2013 and net loss of $3,995. The Company currently has limited liquidity, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

Results of Operations for Fiscal Quarter Ended June 30, 2013 Compared To June 30, 2012

During the second fiscal quarter of 2013, we had net income of $653 on revenues of $4,339 compared to a net income of $1690 on revenues of $9,800 in the second fiscal quarter of 2012. Selling, general and administrative expenses in the second quarter of 2013 were $2,886 compared to $7,310 in second quarter of 2012. We paid no rent or salaries during the quarter.

Results of Operations for Six Months Ended June 30, 2013 Compared To June 30, 2012

During the six months ended June 30, 2013, we had a net loss of $3,995 on revenues of $24,213 compared to a net income of $2,628 on revenues of $18,800 in the six months ended June 30, 2012. Selling, general and administrative expenses in the six months ended June 30, 2013 were $12,068 compared to $15,372 in the six months ended June 30, 2012. We paid no rent or salaries during the period.

Liquidity and Capital Resources

We had $508 cash on hand at the end of the second quarter of 2013 and total current assets of $508. Since inception, we have accumulated a deficit of $689,770. As of June 30, 2013 we had total liabilities of $13,732 and a negative net working capital of $13,224.

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

Going Concern.

Our independent auditors have added an explanatory paragraph to their audit issued in connection with the financial statements for the period ended December 31, 2012, relative to our ability to continue as a going concern. The Company has suffered net losses and, as of June 30, 2013, its total liabilities exceeded its total assets by $13,224. We had negative working capital of $13,224 as of June 30, 2013, we had an accumulated deficit of $689,770 incurred through such date and recorded a net loss of $3,995 for the fiscal quarter ended June 30, 2013. Because our auditors have issued a going concern opinion, there is substantial uncertainty we will continue operations in which case you could lose your investment. Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an ongoing business for the next 12 months. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d- 15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of June 30, 2013. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the second quarter of fiscal 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

There are no legal proceedings which are pending or have been threatened against us or any of our officers, directors or control persons of which management is aware.

ITEM 1(A)	RISK FACTORS

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	(REMOVED AND RESERVED)

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit No.	Description

31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: August 12, 2013
INTELLIGENT BUYING, INC.

	By:	/s/ Eugene Malobrodsky
Eugene Malobrodsky
Chief Executive Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

