Form 10-Q
period 2013-09-30
Intelligent Buying, Inc.
filed 2013-11-14
CIK 1358633

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarter ended September 30, 2013

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

Common Stock $.001 par value

There are 5,889,533 shares of common stock outstanding as of November 13, 2013.

TABLE OF CONTENTS
_________________

PART I – FINANCIAL INFORMATION

ITEM  1.      INTERIM FINANCIAL STATEMENTS

INTELLIGENT BUYING, INC.

BALANCE SHEET
(unaudited)

	September 30, 2013	December 31, 2012
CURRENT ASSETS
Cash	$725	$3,934
Accounts receivable	1,425	161
TOTAL CURRENT ASSETS	2,150	4,095

TOTAL ASSETS	$2,150	$4,095

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Accounts payable and accrued expenses	$-	$13,324
Due to related party	22,444	-

TOTAL CURRENT LIABILITIES	22,444	13,324

STOCKHOLDERS’ (DEFICIENCY):
Preferred stock (Note 5), $.001 par value, Authorized – 25,000,000 shares Issued and outstanding – 2,500,000 shares	0	0
Common stock, $.001 par value, Authorized – 50,000,000 shares Issued and outstanding – 5,889,533 shares	5,889	5,889
Additional paid-in capital	670,657	670,657
Accumulated deficit	(696,840)	(685,775)
TOTAL STOCKHOLDERS’ DEFICIENCY	(20,294)	(9,229)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$2,150	$4,095

The accompanying notes are an integral part of these financial statements.

INTELLIGENT BUYING, INC.

STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
(Unaudited)

	THREE MONTHS ENDED SEPTEMBER 30
	2013	2012
SALES:
Related Party	$161	$5,500

TOTAL SALES	161	5,500

COSTS AND EXPENSES:
Cost of sales		-
Selling, general and administrative	8,031	4,092
TOTAL COSTS AND EXPENSES	8,031	4,092

INCOME (LOSS) BEFORE TAXES	(7,870)	1,408

INCOME TAXES	800

NET (Loss) INCOME	(7,070)	1,408

ACCUMULATED DEFICIT- BEGINNING OF PERIOD	(689,770)	(681,088)

ACCUMULATED DEFICIT- END OF PERIOD	$(696,840)	$(679,680)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.00)	$0.00

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	5,889,533	5,889,533

The accompanying notes are an integral part of these financial statements.

INTELLIGENT BUYING, INC.

STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
(Unaudited)

	NINE MONTHS ENDED SEPTEMBER 30
	2013	2012
SALES:
Related Party	$24,374	$24,300

TOTAL SALES	24,374	24,300

COSTS AND EXPENSES:
Cost of sales	15,340	-
Selling, general and administrative	19,299	19,464
TOTAL COSTS AND EXPENSES	34,639	19,464

INCOME (Loss) BEFORE TAXES	(10,265)	4,836

INCOME TAXES	800	800

NET INCOME (Loss)	(11,065)	4,036

ACCUMULATED DEFICIT- BEGINNING OF PERIOD	(685,775)	(683,716)

ACCUMULATED DEFICIT- END OF PERIOD	$(696,840)	$(679,680)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.00)	$0.00

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	5,889,533	5,889,533

The accompanying notes are an integral part of these financial statements.

INTELLIGENT BUYING, INC.

STATEMENTS OF CASH FLOWS
(unaudited)

	NINE MONTHS ENDED SEPTEMBER 30
	2013	2012
OPERATING ACTIVITIES:
Net income(loss)	$(11,065)	$4,036
Adjustments to reconcile net income(net loss) to net cash provided by (used in) operating activities:

Changes in operating assets and liabilities:
Accounts receivable – related party	(1,264)	(3,500)
Accounts payable and accrued expenses	(13,324)	(314)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(25,653)	222

FINANCING ACTIVITIES:

Proceeds of related party loans	22,444	-

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	$22,444	-

INCREASE (DECREASE) IN CASH	(3,209)	222

CASH – BEGINNING OF PERIOD	3,934	451
CASH – END OF PERIOD	$725	$673

The accompanying notes are an integral part of these financial statements.

INTELLIGENT BUYING, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2013
(UNAUDITED)

1. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared on substantially the same basis as the audited financial statements included in the Intelligent Buying Inc. Annual Report on Form 10-K for the year ended December 31, 2012. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission (SEC) rules and regulations regarding interim financial statements. All amounts included herein related to the condensed financial statements as of September 30, 2013 and the three months ended September 30, 2013 and 2012 are unaudited and should be read in conjunction with the audited financial statements and the notes there to included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

INTELLIGENT BUYING, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2013
(UNAUDITED)

Comprehensive income

SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive income and its components in financial statements. SFAS No. 130 requires that all items required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement with the same prominence as other financial statements. Comprehensive income consists of net earnings, the net unrealized gains or losses on available-for-sale marketable securities, foreign currency translation adjustments, minimum pension liability adjustments and unrealized gains and losses on financial instruments qualifying for hedge accounting and is presented in the accompanying Consolidated Statement of Shareholders' Equity in accordance with SFAS No. 130.During the quarter ended September 30, 2013 and 2012, the Company did not have any components of comprehensive income (loss) to report.

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

Stock-based compensation

The Company has adopted the FASB standard on Share-Based Payment, which addresses the accounting for share-based payment transactions. The standard eliminates the ability to account for share-based compensation transactions using old standards, and generally requires instead that such transactions be accounted and recognized in the statement of operations based on their fair value. The standard is effective for public companies that file as small business issuers as of the first interim or annual reporting period that begins after December 15, 2005.  Depending upon the number of and terms for options that may be granted in future periods, the implementation of this standard could have a significant non-cash impact on results of operations in future periods

During the quarter ended September 30, 2013 and 2012, there were no stock options granted or outstanding.

INTELLIGENT BUYING, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2013
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

The Company recorded no income taxes for the quarter ended September 30, 2013 and 2012 due to the use of available net operating loss carryforwards.

Net operating loss carry forwards of approximately $696,840 at September 30, 2013 are available to offset future taxable income, if any, and expire in 2027.  This results in a net deferred tax asset, assuming an effective tax rate of 34% of approximately $234,520 at September 30, 2013.  A valuation allowance in the same amount has been provided to reduce the deferred tax asset, as realization of the asset is not assured.

3.  STOCKHOLDERS’ EQUITY (DEFICIENCY)

Preferred stock

At September 30, 2013, the Company had no shares of its preferred stock issued and outstanding. Previously issued preferred shares were converted according to their terms into 5,000,000 shares of common stock on September 16, 2010.

Common stock

At September 30, 2013, the Company had 5,889,533 shares of its common stock issued and outstanding. These shares comprised 273,333 shares issued on March 22, 2006 in exchange for certain Notes Payable (see Note 2, above), 500,000 shares issued on April 1, 2006 in consideration for certain financial advisory services, 116,200 shares issued on March 31, 2006 in connection with a private placement of common shares and 5,000,000 converted preferred shares as mentioned in the Preferred stock paragraph above.  Dividends may be paid on outstanding shares of common stock as declared by the Board of Directors. Each share of common stock is entitled to one vote.

INTELLIGENT BUYING, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER30, 2013
  (UNAUDITED)

4.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	September 30
	2013		2012
American Express	$		$5,372
Due to Related Party		22,444

Legal and Accounting			1,896
		$22,444	$7,268

5.  RELATED PARTY TRANSACTIONS

The Company sells to Anchorfree Wireless, Inc and AFNCA, Inc., a company controlled by the principal shareholders of the Company.  During the three months ended September 30, 2013, approximately 100% of sales were to Anchorfree Wireless Inc and AFNCA, Inc. During the three months ended September 30, 2012, the company had 100% of sales to Anchorfree Wireless, Inc and AFNCA Inc. As of September 30, 2013 and 2012, Anchorfree Wireless, Inc and AFNCA, Inc were not indebted to the Company for sales made in the ordinary course of business.

6.  GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the Company will continue to realize its assets and discharge its liabilities in the normal course of business The Company has suffered net losses and, as of September 30, 2013, its total liabilities exceeded its total assets by $20,294.  The Company had negative working capital of $20,294 as of September 30, 2013, an accumulated deficit of $689,770 incurred through such date and recorded a net loss of $11,065 for the nine months ended September 30, 2013.  Because the auditors have issued a going concern opinion, there is substantial uncertainty the Company will continue operations in which case investors could lose their investments.   The auditors have issued a going concern opinion. This means that there is substantial doubt that the Company can continue as an ongoing business for the next 12 months. The financial statements do not include any adjustments that might result from the uncertainty about the ability to continue the business.

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

Results of Operations for Fiscal Quarter Ended September 30, 2013 Compared To September 30, 2012

During the third fiscal quarter of 2013, we incurred a net loss of $7,070 on revenues of $161 compared to a net income of $1,408 on revenues of $24,300 in the third fiscal quarter of 2013. Selling, general and administrative expenses in the third quarter of 2013 were $8,031 compared to $4,092 in the third quarter of 2012.  We paid no rent or salaries during the quarter.

Liquidity and Capital Resources

We had $725 cash on hand at the end of the third quarter of 2013 and total current assets of $2,150.  Since inception, we have accumulated a deficit of $696,840. As of September 30, 2013 we had total liabilities of $22,444 and a negative net working capital of $20,294.

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

Going Concern.  Our independent auditors have added an explanatory paragraph to their audit issued in connection with the financial statements for the period ended December 31, 2012, relative to our ability to continue as a going concern.  The Company has suffered net losses and, as of September 30, 2013, its total liabilities exceeded its total assets by $20,294.  We had negative working capital of $20,294 as of September 30, 2013, we had an accumulated deficit of $689,770 incurred through such date and recorded a net loss of $11,065 for the fiscal quarter ended September 30, 2013.  Because our auditors have issued a going concern opinion, there is substantial uncertainty we will continue operations in which case you could lose your investment.   Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an ongoing business for the next 12 months. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d- 15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of September, 2013. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is  accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the first quarter of fiscal 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date: November 13, 2013
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

