Form 10-K
period 2013-12-31
Intelligent Buying, Inc.
filed 2014-03-31
CIK 1358633

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934

for the fiscal year ended December 31, 2013

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

☐ Yes ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2013)—No sale or bid data was available as of that date.

State the number of shares outstanding of the registrant's $.001 par value common stock as of the close of business on the latest practicable date (March 21, 2014):  5,889,533

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

Employees

As of December 31, 2013, the Company had three employees.

ITEM 1A. RISK FACTORS

Not required as the Company is a “smaller reporting company”.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES.

None.

ITEM 3. LEGAL PROCEEDINGS

As of December 31, 2013, the Company was not a party to any pending or threatened legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

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

Holders

As of March 21, 2014, we have issued an aggregate of 5,889,533 shares of our common stock to approximately 39 stockholders of record. The issued and outstanding shares of the Company’s common stock were issued in accordance with the exemptions from registration afforded by Section 4(2) of the Securities Act of 1933 and Regulation D promulgated under the Securities Act. 389,533 shares of the Company’s common stock were registered under a registration statement on Form SB-2 which was declared effective by the U.S. Securities and Exchange Commission on January 15, 2008.

Options and Warrants

None of the shares of our common stock are subject to outstanding options or warrants.

Status of Outstanding Common Stock

As of December 31, 2013, 5,753,333 of our 5,889,533 issued and outstanding common shares are held by “affiliates” of the Company and the remaining shares are either registered or may be transferred subject to the requirements of Rule 144. We have not agreed to register any additional outstanding shares of our common stock under the Securities Act.

Dividends

We have not paid any dividends to date, and have no plans to do so in the immediate future.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities

The Company has never purchased nor does it own any equity securities of any other issuer.

ITEM 6.    SELECTED FINANCIAL DATA

Year Ended	12/31/13	12/31/12	12/31/11
Revenues	$24,213	$27,870	$42,966
Net Loss	$(17,791)	$(2,059)	$(1,611)
Net Loss Per Share, Basic and Diluted	$(0.00)	$(0.00)	$0.00)
Weighted Average No. Shares, Basic and Diluted	5,889,533	5,889,533	5,889,533
Stockholders’ Deficit	$(703,566)	$(685,775)	$(683,716)
Total Assets	$1,669	$4,095	$451
Total Liabilities	$28,689	$13,324	$14,317

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

Plan of Operations

a.       General

The extent of our operations over the next twelve (12) months will be determined by our ability to generate advertising business and, to the extent possible, access and purchase new inventory which can be resold to third parties consistent with our historic business plan.  Our business may require a continuing access to additional capital, and there is no guarantee that we will be able to access such capital on terms acceptable to the Company, if at all.  While we cannot predict exactly what our level of activity will be over the next 12 months, past experience leads us to believe that available capital resources will not be adequate to fund working capital requirements for the 12-month period which commenced January 1, 2014.

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

Liquidity

As of December 31, 2013, we had $1,669 in cash and negative working capital of $27,020.

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

The potential exists that our available capital resources may not be adequate to fund our working capital requirements based upon our present level of operations for the 12-month period subsequent to January 1, 2014. A shortage of capital would affect our ability to fund our working capital requirements. If we require additional capital, funds may not be available on acceptable terms, if at all. In addition, if we raise additional capital through the sale of equity or convertible debt securities, the issuance of these securities could dilute existing shareholders. If funds are not available, this could materially adversely affect our financial condition and results of operations.

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

Going Concern.  Our independent auditors have added an explanatory paragraph to their audit issued in connection with the financial statements for the period ended December 31, 2013, relative to our ability to continue as a going concern.  The Company’s total liabilities exceeded its total assets by $27,020. We had an accumulated deficit of $703,566 at December 31, 2013 and recorded a loss of $17,791 for the year ended December 31, 2013.  Because our auditors have issued a going concern opinion, there is substantial uncertainty we will continue operations in which case you could lose your investment.  Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an ongoing business for the next 12 months. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business.

Results of Operations for Comparative Years Ended December 31, 2013 and December 31, 2012

The following table summarizes the results of operations during the years ended December 31, 2013 and December 31, 2012:

Line Item	12/31/13 (audited)	12/31/12 (audited)	Increase (Decrease)	Percentage Increase (Decrease)

Revenues	$24,213	$27,870	$(3,657)	(13.12)%
Net loss	(17,791)	(2,059)	(17,343)	842.30%
Expenses	42,004	29,929	12,075	40.35%
Earnings loss per share of common stock	(0.00)	(0.00)	0.00	(n/a)

Comparisons between Cost of Sales Selling, Administrative and General Expenses for the years ended December 31, 2013 and December 31, 2012 are as follows:

	12 Months. Ended 12/31/2013	12 Months. Ended 12/31/2012
Cost of Sales	$15,340	$0
Ratio of Cost of Sales to Sales	63.4%	0%
Selling, General and Administrative Expenses	$26,664	$29,929

We had a net loss of $17,791 for the year ended December 31, 2013 as compared with a net loss of $2,059 for the year ended December 31, 2012.  This improvement was largely due to an increase in product sales and a decrease in advertising revenues.

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

Set forth below are the audited financial statements for the Company for the years ended December 31, 2013 and 2012 and the reports thereon of Paritz & Co.

INTELLIGENT BUYING, INC.

FINANCIAL STATEMENTS

INDEX

Page Number

INDEPENDENT AUDITORS' REPORT	F-1

FINANCIAL STATEMENTS:

Balance Sheets at December 31, 2013 and December 31, 2012	F-2

Statement of Operations and Accumulated Deficit for the years ended December 31, 2013 and December 31, 2012	F-3

Statement of Stockholders' Deficiency for period the from December 31, 2010 to December 31, 2013	F-4

Statement of Cash Flows for the years ended December 31, 2013 and 2012	F-5

Notes to Financial Statements for period ended December 31, 2013	F-6 to F-9

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Intelligent Buying, Inc

Mountain View, CA

We have audited the accompanying balance sheet of Intelligent Buying, Inc. as of December 31, 2013 and 2012, and the related statements of operations and accumulated deficit, changes in stockholders’ (deficiency) and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Intelligent Buying, Inc. as of December 31, 2013 and 2012, and the results of its operations, its cash flows for the years ended December 31, 2013 and 2012 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Intelligent Buying, Inc. will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred operating losses since inception and has a stockholders’ deficit of $27,023 at December 31, 2013. These factors among others, raises substantial doubt about its ability to continue as a going concern. Management’s plan in regards to these matters is also described in Note 1. The financial statements do not include any adjustments that may result from the outcome of these uncertainties.

Paritz & Company, P.A.

Hackensack, New Jersey

March 24, 2014

INTELLIGENT BUYING, INC.

BALANCE SHEET

	December 31, 2013	December 31, 2012
CURRENT ASSETS
Cash	$1,669	$3,934
Accounts receivable		161
TOTAL CURRENT ASSETS	1,669	4,095

TOTAL ASSETS	$1,669	$4,095

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Accounts payable and accrued expenses	$15,876	$13,324
Loan payable- officer	12,813

TOTAL CURRENT LIABILITIES	28,689	13,324

STOCKHOLDERS’ DEFICIENCY:
Preferred stock, $.001 par value,	0	0
Authorized – 25,000,000 shares
Issued and outstanding – no shares
Common stock, $.001 par value,
Authorized – 50,000,000 shares
Issued and outstanding – 5,889,533 shares	5,889	5,889
Additional paid-in capital	670,657	670,657
Accumulated deficit	(703,566)	(685,775)
TOTAL STOCKHOLDERS’ (DEFICIENCY)	(27,023)	(9,229)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$1,669	$4,095

The accompanying notes are an integral part of these financial statements.

INTELLIGENT BUYING, INC.

STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT

	YEAR THEN ENDED DECEMBER 31
	2013	2012

REVENUES:
Related Party	$19,874	$
Other	4,339		27,870
TOTAL REVENUES	24,213		27,870

COSTS AND EXPENSES:
Cost of sales	15,340
Selling, general and administrative	26,664		9,929
TOTAL COSTS AND EXPENSES	42,004		29,929

LOSS BEFORE TAXES	(17,794)		(2,059)

INCOME TAXES	-		-

NET LOSS	(17,791)		(2,059)

ACCUMULATED DEFICIT- BEGINNING OF PERIOD	(685,775)		(683,716)

ACCUMULATED DEFICIT- END OF PERIOD	$(703,566)		$(685,775)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.00)		$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	5,889,533		5,889,533

The accompanying notes are an integral part of these financial statements.

INTELLIGENT BUYING, INC.

STATEMENT OF STOCKHOLDERS’ (DEFICIENCY)

	Common Stock		Preferred Stock
	Shares	$.001 Par Value	Shares	$.001 Par Value	Additional Paid-In Capital	Accumulated Deficit	Total

Balance December 31, 2011	5,889,533	$5,889	—	$—	$663,961	$(683,716)	$(13,866)

Net loss						(2,059)	(2,059)
Stockholder loan contributed to capital					6,696		6,696

Balance December 31, 2012	5,889,533	$5,889	—	$—	$670,657	$(685,775)	$(9,229)
Net loss						(17,791)	(17,791)
Balance December 31 2013	5,889,533	$5,889			$670,657	(703,566)	$(27,020)

The accompanying notes are an integral part of these financial statements.

INTELLIGENT BUYING, INC.

STATEMENTS OF CASH FLOWS

	YEAR ENDED DECEMBER 31
	2013	2012

OPERATING ACTIVITIES:
Net loss	$(17,791)	$(2,059)
Adjustments to reconcile net loss to net
cash used in operating activities:
Changes in operating assets and liabilities:
Accounts receivable	161	(161)
Accounts payable and accrued expenses	2,552	5,965
Due to related party		(6,958)
NET CASH USED IN OPERATING ACTIVITIES	(15,078)	(3,213)

FINANCING ACTIVITIES:
Stockholder loan contributed to capital		6,696
Proceeds of loan payable- officer	12,813
NET CASH PROVIDED BY FINANCING ACTIVITIES	12,813	6,696

INCREASE (DECREASE) IN CASH	(2,265)	3,483

CASH – BEGINNING OF YEAR	3,934	451
CASH – END OF YEAR	$1,669	$3,934
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

The accompanying notes are an integral part of these financial statements.

INTELLIGENT BUYING, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2013

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

DECEMBER 31, 2013

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

Stock-based compensation

The Company has adopted the FASB standard on Share-Based Payment, which addresses the accounting for share-based payment transactions. The standard eliminates the ability to account for share-based compensation transactions using old standards, and generally requires instead that such transactions be accounted and recognized in the statement of operations based on their fair value. The standard is effective for public companies that file as small business issuers as of the first interim or annual reporting period that begins after December 15, 2005.  Depending upon the number of and terms for options that may be granted in future periods, the implementation of this standard could have a significant non-cash impact on results of operations in future periods

During the years ended December 31, 2013 and 2012, there were no stock options granted or outstanding.

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

DECEMBER 31, 2013

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

Recently Issued and Adopted Accounting Standards

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board or other standard setting bodies that may have an impact on the Company’s accounting and reporting. The Company believes that such recently issued accounting pronouncements and other authoritative guidance for which the effective date is in the future either will not have an impact on its accounting or reporting or that such impact will not be material to its financial position, results of operations, and cash flows when implemented.

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

The Company recorded no income taxes for the years ended December 31, 2013 and 2012 due to the use of available net operating loss carryforwards

Net operating loss carry forwards of approximately $704,000 at December 31, 2013 are available to offset future taxable income, if any, and expire in 2027.  This results in a net deferred tax asset, assuming an effective tax rate of 34% of approximately $239,000 at December 31, 2013.  A valuation allowance in the same amount has been provided to reduce the deferred tax asset, as realization of the asset is not assured.

3.  STOCKHOLDERS’ (DEFICIENCY)

Preferred stock

At December 31, 2013, the Company had no shares of its preferred stock issued and outstanding. Previously issued preferred shares were converted according to their terms into 5,000,000 shares of common stock on September 16, 2010.

Common stock

At December 31, 2013 and 2012, the Company had 5,889,533 shares of its common stock issued and outstanding. These shares comprised 273,333 shares issued on March 22, 2006 in exchange for certain Notes Payable (see Note 2, above), 500,000 shares issued on April 1, 2006 in consideration for certain financial advisory services and 116,200 shares issued on March 31, 2006 in connection with a private placement of common shares.  Dividends may be paid on outstanding shares of common stock as declared by the Board of Directors. Each share of common stock is entitled to one vote.

INTELLIGENT BUYING, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2013

(AUDITED)

4.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	DECEMBER 31
	2013	2012

American Express	$5,412	$5,412
Other payables	7,912	7,912

	$13,324	$13,324

5.  RELATED PARTY TRANSACTIONS

The Company sells to Anchorfree Wireless, Inc, and AFNCA, Inc., companies which are controlled by the principal shareholders of the Company.  During the year ended December 31, 2013, approximately 82% of revenues were generated from Anchorfree Wireless, Inc, and AFNCA. As of December 31, 2013 and 2012, Anchorfree Wireless, Inc and AFNCA, Inc was not indebted to the Company for revenues generated in the ordinary course of business.

6. GOING CONCERN

The accompanying financial statements have been prepared assuming that Intelligent Buying, Inc. will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred operating losses since inception and has a stockholders’ deficit of $27,023 at December 31, 2013. These factors among others, raises substantial doubt about its ability to continue as a going concern. Management’s plan in regards to these matters is also described in Note 1. The financial statements do not include any adjustments that may result from the outcome of these uncertainties.

Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. There are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES.

(a) Disclosure Controls and Procedures

Our principal executive and principal financial officers have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a - 15(e) and 15d - 15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this annual report.  They have concluded that, based on such evaluation, our disclosure controls and procedures were not effective as of December 31, 2013.

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

For the year ended December 31, 2013, our management has reassessed the effectiveness of our internal control over financial reporting and has determined that our internal control over financial reporting was not effective due to the lack of segregation of duties to ensure that the information required to be disclosed by the Company under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the Exchange Act and accumulated and communicated to the Company's Management, including the Principal Executive Officer and the Principal Financial Officer, to allow timely decisions regarding required disclosure.

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

Name	Age	Position

Eugene Malobrodsky	32	Chief Executive Officer, Secretary and Director

David Gorodyansky	32	President, Chief Operating Officer and Chief Financial Officer and Director

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

Section 16(a) Beneficial Ownership Reporting Compliance.

Section 16(a) of the Securities Act of 1934 requires the Company's officers and directors, and greater than 10% stockholders, to file reports of ownership and changes in ownership of its securities with the Securities and Exchange Commission. Copies of the reports are required by SEC regulation to be furnished to the Company. Based on management's review of these reports during the fiscal year ended December 31, 2013, all reports required to be filed were filed on a timely basis.

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

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation Earnings ($)	Non- qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Eugene
Malobrodsky	2011	0	0	0	0	0	0	0	0
CEO,	2012	0	0	0	0	0	0	0	0
Secretary	2013	0	0	0	0	0	0	0	0
And Director

David
Gorodyansky
President,	2011	0	0	0	0	0	0	0	0
COO, CFO	2012	0	0	0	0	0	0	0	0
and	2013	0	0	0	0	0	0	0	0
Director

Outstanding Equity Awards at Fiscal Year End

None of our executive officers received any equity awards, including, options, restricted stock or other equity incentives, during the fiscal year ended December 31, 2013.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding beneficial ownership of our common stock as of March 26, 2013 (i) by each person who is known by us to beneficially own more than five percent of our common stock; (ii) by each of our officers and directors; and (iii) by all of our officers and directors as a group:

Title of Class	Name & Address of Beneficial Owner	Office, If Any	Amount & Nature of Beneficial Ownership[1]	Percent of Class(2)
Common Stock $0.001 par value	Altitude Group, LLC (1) 2264 82nd Street Brooklyn, NY 11214	5% holder	500,000	8.49%
Common Stock $0.001 par value	Eugene Malobrodsky 450 National Ave Mountain View, CA 94043	CEO, Secretary And Director	2,500,000	42.45%
Common Stock $0.001 par value	David Gorodyansky 450 National Ave Mountain View, CA 94043	President, COO, CFO and Director	2,500,000	42.45%
Common Stock $0.001 par value	All officers and directors as a group (2 persons named above)		5,000,000	84.90%

(1)	Altitude Group, LLC is controlled by Michael Kreizman, M.D.
(2)	Based on 5,889,533 shares of our Common Stock outstanding as of March 24, 2014.

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

Certain Relationships and Transactions with Related Persons

Eugene Malobrodsky and David Gorodyansky, the sole officers and directors of the Company, are Senior Vice President and President, respectively, of AnchorFree Wireless, Inc., a related company. For the years ended December 31, 2013 and 2012, AnchorFree Wireless, Inc. accounted for approximately 82% and 0% of the Company’s revenues, respectively. Sophia Malobrodsky, a shareholder of the company holding approximately 4% of the Company’s issued and outstanding common stock is the mother of Eugene Malobrodsky, the Company’s Chief Executive Officer.  Royce Diener, an owner of 4,000 shares of common stock of the Company is the father of the Company’s counsel, Robert L. B. Diener.

As of December 31, 2013, the Company owes approximately $0 to AnchorFree Wireless, Inc., a company controlled by the principal shareholders and officers of the Company. These amounts represent short-term advances in the ordinary course of business and fluctuate significantly. This amount will be used to offset future purchases by AnchorFree Wireless, Inc.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

The aggregate fees billed by our auditors, Paritz & Co., for professional services rendered for the audit of our annual financial statements for fiscal year ended December 31, 2013 and review our interim financial statements for the first, second and third quarters of 2013 will be approximately $3,500. The aggregate fees billed by our auditors for professional services rendered for the audit of our annual financial statements for fiscal year ended December 31, 2012 were approximately $4,500.

AUDIT-RELATED FEES

During the last two fiscal years, no fees were billed or incurred for assurance or related services by our auditors that were reasonably related to the audit or review of financial statements reported above.

TAX FEES

There were no tax preparation fees billed for the fiscal years ended December 31, 2013 or 2012.

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

PART IV

Item 15.    Exhibits, Financial Statement Schedules

The following documents are filed as part of this 10-K:

1.  FINANCIAL STATEMENTS

The following documents are filed in Part II, Item 8 of this annual report on Form 10-K:

•	Report of Paritz & Co., Independent Registered Certified Public Accounting Firm

•	Balance Sheets as of December 31, 2013 and 2012

•	Statements of Operations and Accumulated Deficit for the years ended December 31, 2013 and 2012

•	Statements of Changes in Stockholders’ Deficiency for the period from December 31, 2010 to December 31, 2013

•	Statements of Cash Flows for the years ended December 31, 2013 and 2012

•	Notes to Financial Statements

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
March 28, 2014

By
/s/ Eugene Malobrodsky

David Gorodyansky
Chief Financial Officer and Principal Accounting Officer

Date
March 28, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity and on the date indicated.

By
/s/ Eugene Malobrodsky

Eugene Malobrodsky
Chief Executive Officer and Director

Date
March 28, 2014
By
/s/ David Gorodyansky

David Gorodyansky
Chief Financial Officer, Principal Accounting Officer and Director

Date
March 28, 2014

