Form 10-Q
period 2014-03-31
Intelligent Buying, Inc.
filed 2014-05-16
CIK 1358633

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Quarter ended March 31, 2014

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

Common Stock $.001 par value

There are 5,889,533 shares of common stock outstanding as of May 14, 2014.

PART I – FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS

INTELLIGENT BUYING, INC.

BALANCE SHEET

(unaudited)

	March 31, 2014	December 31, 2013

CURRENT ASSETS
Cash	$108	$1,669
TOTAL CURRENT ASSETS	108	1,669

TOTAL ASSETS	$108	$1,669

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Accounts payable and accrued expenses	$9,292	$15,876
Loan payable—officer	20,109	12,813

TOTAL CURRENT LIABILITIES	29,401	28,689

STOCKHOLDERS’ (DEFICIENCY):
Preferred stock (Note 5), $.001 par value,
Authorized – 25,000,000 shares
Issued and outstanding – 2,500,000 shares	0	0
Common stock, $.001 par value,
Authorized – 50,000,000 shares
Issued and outstanding – 5,889,533 shares	5,889	5,889
Additional paid-in capital	670,657	670,657
Accumulated deficit	(705,839)	(703,566)
TOTAL STOCKHOLDERS’ DEFICIENCY	(29,293)	(27,020)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$108	$1,669

The accompanying notes are an integral part of these financial statements.

INTELLIGENT BUYING, INC.

STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT

(unaudited)

	THREE MONTHS ENDED MARCH 31
	2014	2013

SALES:
Related Party	$-	$19,874

TOTAL SALES	-	19,874

COSTS AND EXPENSES:
Cost of sales	-	16,607
Selling, general and administrative	2,273	1,055
TOTAL COSTS AND EXPENSES	2,273	17,662

INCOME (LOSS) BEFORE TAXES	(2,273)	2,212

INCOME TAXES	-	-

NET (LOSS) INCOME	(2,273)	2,212

ACCUMULATED DEFICIT- BEGINNING OF PERIOD	(703,566)	(685,775)

ACCUMULATED DEFICIT- END OF PERIOD	$(705,839)	$(683,563)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.00)	$0.00

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	5,889,533	5,889,533

The accompanying notes are an integral part of these financial statements.

INTELLIGENT BUYING, INC.

STATEMENTS OF CASH FLOWS

(unaudited)

	THREE MONTHS ENDED MARCH 31
	2014	2013
OPERATING ACTIVITIES:
Net income (loss)	$(2,273)	$2,212
Adjustments to reconcile net income (net loss) to net
cash provided by (used in) operating activities:

Changes in operating assets and liabilities:
Loan payable—officer	7,296	-
Accounts payable and accrued expenses	(6,584)	(4,534)

NET CASH (USED IN) OPERATING ACTIVITIES	$(1,561)	(2,322)

DECREASE IN CASH	(1,561)	$(2,322)

CASH – BEGINNING OF PERIOD	1,669	3,934
CASH – END OF PERIOD	$108	$1,612

The accompanying notes are an integral part of these financial statements.

INTELLIGENT BUYING, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2014

(UNAUDITED)

1. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared on substantially the same basis as the audited financial statements included in the Intelligent Buying Inc. Annual Report on Form 10-K for the year ended December 31, 2013. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission (SEC) rules and regulations regarding interim financial statements. All amounts included herein related to the condensed financial statements as of March 31, 2014 and the three months ended March 31, 2014 and 2013 are unaudited and should be read in conjunction with the audited financial statements and the notes there to included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

In the opinion of management, the accompanying financial statements include all necessary adjustments for the fair presentation of the Company’s financial position, results of operations and cash flows. The results of operations for the interim periods presented are not necessarily indicative of the operating results to be expected for any subsequent interim period or for the full fiscal year ending December 31, 2014 or any other period.

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

INTELLIGENT BUYING, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2014

(UNAUDITED)

Comprehensive income

SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive income and its components in financial statements. SFAS No. 130 requires that all items required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement with the same prominence as other financial statements. Comprehensive income consists of net earnings, the net unrealized gains or losses on available-for-sale marketable securities, foreign currency translation adjustments, minimum pension liability adjustments and unrealized gains and losses on financial instruments qualifying for hedge accounting and is presented in the accompanying Consolidated Statement of Shareholders' Equity in accordance with SFAS No. 130. During the quarter ended March 31, 2014 and 2013, the Company did not have any components of comprehensive income (loss) to report.

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

Stock-based compensation

The Company has adopted the FASB standard on Share-Based Payment, which addresses the accounting for share-based payment transactions. The standard eliminates the ability to account for share-based compensation transactions using old standards, and generally requires instead that such transactions be accounted and recognized in the statement of operations based on their fair value. The standard is effective for public companies that file as small business issuers as of the first interim or annual reporting period that begins after December 15, 2005.  Depending upon the number of and terms for options that may be granted in future periods, the implementation of this standard could have a significant non-cash impact on results of operations in future periods

During the quarters ended March 31, 2014 and 2013, there were no stock options granted or outstanding.

INTELLIGENT BUYING, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2014

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

The Company recorded no income taxes for the quarters ended March 31, 2014 and 2013 due to the use of available net operating loss carryforwards.

Net operating loss carry forwards of approximately $705,839 at March 31, 2014 are available to offset future taxable income, if any, and expire in 2028.  This results in a net deferred tax asset, assuming an effective tax rate of 34% of approximately $239,985 at March 31, 2014.  A valuation allowance in the same amount has been provided to reduce the deferred tax asset, as realization of the asset is not assured.

3.  STOCKHOLDERS’ EQUITY (DEFICIENCY)

Preferred stock

At March 31, 2014, the Company had no shares of its preferred stock issued and outstanding. Previously issued preferred shares were converted according to their terms into 5,000,000 shares of common stock on September 16, 2010.

Common stock

At March 31, 2014, the Company had 5,889,533 shares of its common stock issued and outstanding. These shares comprised 273,333 shares issued on March 22, 2006 in exchange for certain Notes Payable (see Note 2, above), 500,000 shares issued on April 1, 2006 in consideration for certain financial advisory services, 116,200 shares issued on March 31, 2006 in connection with a private placement of common shares and 5,000,000 converted preferred shares as mentioned in the Preferred stock paragraph above.  Dividends may be paid on outstanding shares of common stock as declared by the Board of Directors. Each share of common stock is entitled to one vote.

INTELLIGENT BUYING, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2014

(UNAUDITED)

4.  RELATED PARTY TRANSACTIONS

The Company sells to Anchorfree Wireless, Inc and AFNCA, Inc., a company controlled by the principal shareholders of the Company.  During the three months ended March 31, 2014, the Company recorded no sales, however, during the three months ended March 31, 2013, approximately 100% of sales were to Anchorfree Wireless Inc and AFNCA, Inc. As of March 31, 2014 and 2013, Anchorfree Wireless, Inc and AFNCA, Inc were not indebted to the Company for sales made in the ordinary course of business.

6. GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has suffered net losses and, as of March 31, 2014, its total liabilities exceeded its total assets by $29,293.  The Company had negative working capital of $29,293 as of March 31, 2014, an accumulated deficit of $705,839 incurred through such date and recorded a net loss of $2,273 for the three months ended March 31, 2014.  Because the auditors have issued a going concern opinion, there is substantial uncertainty the Company will continue operations in which case investors could lose their investments.  The auditors have issued a going concern opinion. This means that there is substantial doubt that the Company can continue as an ongoing business for the next 12 months. The financial statements do not include any adjustments that might result from the uncertainty about the ability to continue the business.

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

Results of Operations for Fiscal Quarter Ended March 31, 2014 Compared To March 31, 2013

During the first fiscal quarter of 2014, we incurred a net loss of $2,273 on revenues of $-0- compared to a net income of $2,212 on revenues of $19,874 in the first fiscal quarter of 2013. Selling, general and administrative expenses in the first quarter of 2014 were $2,273 compared to $17,662 in the first quarter of 2013.  We paid no rent or salaries during the quarter.

Liquidity and Capital Resources

We had $108 cash on hand at the end of the first quarter of 2014 and total current assets of $108.  Since inception, we have accumulated a deficit of $705,839. As of March 31, 2014 we had total liabilities of $29,401 and a negative net working capital of $29,293.

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

Going Concern.  Our independent auditors have added an explanatory paragraph to their audit issued in connection with the financial statements for the period ended December 31, 2013, relative to our ability to continue as a going concern.  The Company has suffered net losses and, as of March 31, 2014, its total liabilities exceeded its total assets by $29,293.  We had negative working capital of $29,293 as of March 31, 2014, we had an accumulated deficit of $705,839 incurred through such date and recorded a net loss of $2,273 for the fiscal quarter ended March 31, 2014.  Because our auditors have issued a going concern opinion, there is substantial uncertainty we will continue operations in which case you could lose your investment.  Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an ongoing business for the next 12 months. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an  evaluation  of  our  disclosure  controls  and procedures, as such term  is defined under  Rule  13a-15(e)  and  Rule 15d- 15(e)  promulgated  under  the Securities Exchange Act of 1934, as amended  (Exchange  Act),  as  of March 31, 2014.  Based on this evaluation, our principal executive officer and principal financial officer  have  concluded that our disclosure controls and procedures are effective to ensure that  information required to be disclosed by us in the reports  we file or submit under  the  Exchange  Act  is  recorded,  processed, summarized,  and  reported  within the time periods specified in the Securities and Exchange Commission's rules  and forms and that our disclosure and controls are designed to ensure that information required  to  be disclosed by us in the reports that we file or submit under  the  Exchange  Act  is   accumulated  and communicated  to  our management, including our principal executive officer and principal  financial  officer,  or  persons performing  similar  functions,  as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the first quarter of fiscal 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

There are no legal proceedings which are pending or have been threatened against us or any of our officers, directors or control persons of which management is aware.

ITEM 1(A)	RISK FACTORS

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit No.	Description

31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: May 14, 2014
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

