Form 10-Q
period 2014-06-30
Intelligent Buying, Inc.
filed 2014-08-15
CIK 1358633

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Quarter ended June 30, 2014

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

Common Stock $.001 par value

There are 5,889,533 shares of common stock outstanding as of August 14, 2014.

PART I – FINANCIAL INFORMATION

ITEM 1.        INTERIM FINANCIAL STATEMENTS

INTELLIGENT BUYING, INC.

BALANCE SHEET

(unaudited)

	June 30, 2014	December 31, 2013

CURRENT ASSETS
Cash	$3,134	$1,669
Accounts receivable	1,425	-
TOTAL CURRENT ASSETS	4,559	1,669

TOTAL ASSETS	$4,559	$1,669

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Accounts payable and accrued expenses	$5,451	$15,876
Loan payable—officer	37,584	12,813

TOTAL CURRENT LIABILITIES	43,035	28,689

STOCKHOLDERS’ (DEFICIENCY):
Preferred stock (Note 5), $.001 par value,	0	0
Authorized – 25,000,000 shares
Issued and outstanding – 2,500,000 shares
Common stock, $.001 par value,
Authorized – 50,000,000 shares
Issued and outstanding – 5,889,533 shares	5,889	5,889
Additional paid-in capital	670,656	670,657
Accumulated deficit	(715,021)	(703,566)
TOTAL STOCKHOLDERS’ DEFICIENCY	(38,476)	(27,020)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$4,559	$1,669

The accompanying notes are an integral part of these financial statements.

INTELLIGENT BUYING, INC.

STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT

(unaudited)

	THREE MONTHS ENDED JUNE 30
	2014	2013

SALES:
Related Party	$-	$4,339

TOTAL SALES	-	4,339

COSTS AND EXPENSES:
Cost of sales	-	-
Selling, general and administrative	2,598	2,886
TOTAL COSTS AND EXPENSES	2,598	2,886

INCOME (LOSS) BEFORE TAXES	(2,598)	1,453

INCOME TAXES	-	800

NET (LOSS) INCOME	(2,598)	653

ACCUMULATED DEFICIT- BEGINNING OF PERIOD	(703,566)	(683,563)

ACCUMULATED DEFICIT- END OF PERIOD	$(706,154)	$(682,910)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.00)	$0.00

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	5,889,533	5,889,533

The accompanying notes are an integral part of these financial statements.

INTELLIGENT BUYING, INC.

STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT

(unaudited)

	SIX MONTHS ENDED JUNE 30
	2014	2013

SALES:
Related Party	$-	$24,213

TOTAL SALES	-	24,213

COSTS AND EXPENSES:
Cost of sales	-	15,340
Selling, general and administrative	10,655	12,068
TOTAL COSTS AND EXPENSES	10,665	27,408

(LOSS) BEFORE TAXES	(10,665)	(3,195)

INCOME TAXES	800	800

NET (LOSS)	(11,455)	(3,995)

ACCUMULATED DEFICIT- BEGINNING OF PERIOD	(703,566)	(685,775)

ACCUMULATED DEFICIT- END OF PERIOD	$(715,021)	$(689,770)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.00)	$0.00

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	5,889,533	5,889,533

The accompanying notes are an integral part of these financial statements

INTELLIGENT BUYING, INC.

STATEMENTS OF CASH FLOWS

(unaudited)

	SIX MONTHS ENDED JUNE 30
	2014	2013
OPERATING ACTIVITIES:
Net income (loss)	$(11,455)	$2,212
Adjustments to reconcile net income (net loss) to net cash provided by (used in) operating activities:

Changes in operating assets and liabilities:
Accounts receivable	(1,425)
Accounts payable and accrued expenses	(10,425)	(4,534)

NET CASH (USED IN) OPERATING ACTIVITIES	$(1,561)	(2,322)

FINANCING ACTIVITIES:
Proceeds of loan payable--officer	24,770	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	24,770	-

INCREASE (DECREASE) IN CASH	1,465	$(2,322)

CASH – BEGINNING OF PERIOD	1,669	3,934
CASH – END OF PERIOD	$3,134	$1,612

The accompanying notes are an integral part of these financial statements.

INTELLIGENT BUYING, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2014

(UNAUDITED)

1. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared on substantially the same basis as the audited financial statements included in the Intelligent Buying Inc. Annual Report on Form 10-K for the year ended December 31, 2013. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission (SEC) rules and regulations regarding interim financial statements. All amounts included herein related to the condensed financial statements as of June 30, 2014 and the three and six months ended June 30, 2014 and 2013 are unaudited and should be read in conjunction with the audited financial statements and the notes there to included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

INTELLIGENT BUYING, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2014

(UNAUDITED)

Comprehensive income

SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive income and its components in financial statements. SFAS No. 130 requires that all items required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement with the same prominence as other financial statements. Comprehensive income consists of net earnings, the net unrealized gains or losses on available-for-sale marketable securities, foreign currency translation adjustments, minimum pension liability adjustments and unrealized gains and losses on financial instruments qualifying for hedge accounting and is presented in the accompanying Consolidated Statement of Shareholders' Equity in accordance with SFAS No. 130. During the quarter ended June 30, 2014 and 2013, the Company did not have any components of comprehensive income (loss) to report.

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

Stock-based compensation

The Company has adopted the FASB standard on Share-Based Payment, which addresses the accounting for share-based payment transactions. The standard eliminates the ability to account for share-based compensation transactions using old standards, and generally requires instead that such transactions be accounted and recognized in the statement of operations based on their fair value. The standard is effective for public companies that file as small business issuers as of the first interim or annual reporting period that begins after December 15, 2005.  Depending upon the number of and terms for options that may be granted in future periods, the implementation of this standard could have a significant non-cash impact on results of operations in future periods

During the quarters ended June 30, 2014 and 2013, there were no stock options granted or outstanding.

INTELLIGENT BUYING, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2014

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

The Company recorded no income taxes for the quarters ended June 30, 2014 and 2013 due to the use of available net operating loss carryforwards.

Net operating loss carry forwards of approximately $715,021 at June 30, 2014 are available to offset future taxable income, if any, and expire in 2028.  This results in a net deferred tax asset, assuming an effective tax rate of 34% of approximately $243,107 at June 30, 2014.  A valuation allowance in the same amount has been provided to reduce the deferred tax asset, as realization of the asset is not assured.

3.  STOCKHOLDERS’ EQUITY (DEFICIENCY)

Preferred stock

At June 30, 2014, the Company had no shares of its preferred stock issued and outstanding. Previously issued preferred shares were converted according to their terms into 5,000,000 shares of common stock on September 16, 2010.

Common stock

At June 30, 2014, the Company had 5,889,533 shares of its common stock issued and outstanding. These shares comprised 273,333 shares issued on March 22, 2006 in exchange for certain Notes Payable (see Note 2, above), 500,000 shares issued on April 1, 2006 in consideration for certain financial advisory services, 116,200 shares issued on March 31, 2006 in connection with a private placement of common shares and 5,000,000 converted preferred shares as mentioned in the Preferred stock paragraph above.  Dividends may be paid on outstanding shares of common stock as declared by the Board of Directors. Each share of common stock is entitled to one vote.

INTELLIGENT BUYING, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2014

(UNAUDITED)

4.  RELATED PARTY TRANSACTIONS

The Company sells to Anchorfree Wireless, Inc and AFNCA, Inc., a company controlled by the principal shareholders of the Company.  During the three months ended June 30, 2014, the Company recorded no sales, however, during the three months ended June 30, 2013, approximately 100% of sales were to Anchorfree Wireless Inc and AFNCA, Inc. As of June 30, 2014 and 2013, Anchorfree Wireless, Inc and AFNCA, Inc were not indebted to the Company for sales made in the ordinary course of business.

6.	GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has suffered net losses and, as of June 30, 2014, its total liabilities exceeded its total assets by $38,476.  The Company had negative working capital of $38,476 as of June 30, 2014, an accumulated deficit of $715,021 incurred through such date and recorded a net loss of $2,598 for the three months ended June 30, 2014.  Because the auditors have issued a going concern opinion, there is substantial uncertainty the Company will continue operations in which case investors could lose their investments.  The auditors have issued a going concern opinion. This means that there is substantial doubt that the Company can continue as an ongoing business for the next 12 months. The financial statements do not include any adjustments that might result from the uncertainty about the ability to continue the business.

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

Results of Operations for Fiscal Quarter Ended June 30, 2014 Compared To June 30, 2013

During the second fiscal quarter of 2014, we incurred a net loss of $2,598 on revenues of $-0- compared to a net income of $653 on revenues of $4,339 in the second fiscal quarter of 2013. Selling, general and administrative expenses in the second quarter of 2014 were $2,598 compared to $2,886 in the second quarter of 2013.  We paid no rent or salaries during the quarter.

Results of Operations for Six Months Ended June 30, 2014 Compared To June 30, 2013

During the six months ended June 30, 2014, we incurred a net loss of $11,455 on revenues of $-0- compared to a net loss of $3,995 on revenues of $24,21 in the six months ended June 30, 2013. Selling, general and administrative expenses in the first six months of 2014 were $10,655 compared to $12,068 in the first six months of 2013.  We paid no rent or salaries during the period.

Liquidity and Capital Resources

We had $3,134 cash on hand at the end of the second quarter of 2014 and total current assets of $4,559.  Since inception, we have accumulated a deficit of $715,021. As of June 30, 2014 we had total liabilities of $43,035 and a negative net working capital of $38,476.

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

Going Concern.  Our independent auditors have added an explanatory paragraph to their audit issued in connection with the financial statements for the period ended December 31, 2013, relative to our ability to continue as a going concern.  The Company has suffered net losses and, as of June 30, 2014, its total liabilities exceeded its total assets by $38,476.  We had negative working capital of $38,476 as of June 30, 2014, we had an accumulated deficit of $715,021 incurred through such date and recorded a net loss of $2,598 for the fiscal quarter ended June 30, 2014.  Because our auditors have issued a going concern opinion, there is substantial uncertainty we will continue operations in which case you could lose your investment.  Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an ongoing business for the next 12 months. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an  evaluation  of  our  disclosure  controls  and procedures, as such term  is defined under  Rule  13a-15(e)  and  Rule 15d- 15(e)  promulgated  under  the Securities Exchange Act of 1934, as amended  (Exchange  Act),  as  of June 30, 2014.  Based on this evaluation, our principal executive officer and principal financial officer  have  concluded that our disclosure controls and procedures are effective to ensure that  information required to be disclosed by us in the reports  we file or submit under  the  Exchange  Act  is  recorded,  processed, summarized,  and  reported  within the time periods specified in the Securities and Exchange Commission's rules  and forms and that our disclosure and controls are designed to ensure that information required  to  be disclosed by us in the reports that we file or submit under  the  Exchange  Act  is   accumulated  and communicated  to  our management, including our principal executive officer and principal  financial  officer,  or  persons performing  similar  functions,  as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the second quarter of fiscal 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date: August 14, 2014
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

