Form 10-Q
period 2014-09-30
Intelligent Buying, Inc.
filed 2014-11-14
CIK 1358633

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Quarter ended September 30, 2014

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

Common Stock $.001 par value

There are 5,889,533 shares of common stock outstanding as of November 11, 2014.

PART I – FINANCIAL INFORMATION

ITEM 1.      INTERIM FINANCIAL STATEMENTS

INTELLIGENT BUYING, INC.

BALANCE SHEET

(unaudited)

	September 30, 2014	December 31, 2013

CURRENT ASSETS
Cash	$1,102	$1,669
TOTAL CURRENT ASSETS	1,102	1,669

TOTAL ASSETS	$1,102	$1,669

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Accounts payable and accrued expenses	$11,159	$15,876
Loan payable—officer	43,580	12,813

TOTAL CURRENT LIABILITIES	54,739	28,689

STOCKHOLDERS’ (DEFICIENCY):
Preferred stock, $.001 par value,	0	0
Authorized – 25,000,000 shares
No shares outstanding at September 30, 2014 and December 31, 2013
Common stock, $.001 par value,
Authorized – 50,000,000 shares
Issued and outstanding – 5,889,533 shares outstanding at September 30, 2014 and December 31, 2013	5,889	5,889
Additional paid-in capital	670,657	670,657
Accumulated deficit	(730,183)	(703,566)
TOTAL STOCKHOLDERS’ DEFICIENCY	(53,637)	(27,020)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$1,102	$1,669

The accompanying notes are an integral part of these financial statements.

INTELLIGENT BUYING, INC.

STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT

(unaudited)

	THREE MONTHS ENDED SEPTEMBER 30
	2014	2013

SALES:
Related Party	$-	$161

TOTAL SALES	-	161

COSTS AND EXPENSES:
Cost of sales	-	-
Selling, general and administrative	11,325	8,031
TOTAL COSTS AND EXPENSES	11,325	8,031

(LOSS) BEFORE TAXES	(11,325)	(7,870)

INCOME TAXES	-	800

NET (LOSS)	(11,325)	(7,070)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	5,889,533	5,889,533

The accompanying notes are an integral part of these financial statements.

INTELLIGENT BUYING, INC.

STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT

(unaudited)

	NINE MONTHS ENDED SEPTEMBER 30
	2014	2013

SALES:
Related Party	$-	$24,374

TOTAL SALES	-	24,374

COSTS AND EXPENSES:
Cost of sales	-	15,340
Selling, general and administrative	25,817	19,299
TOTAL COSTS AND EXPENSES	25,817	34,639

(LOSS) BEFORE TAXES	(25,817)	(10,265)

INCOME TAXES	800	800

NET (LOSS)	$(26,617)	$(11,065)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	5,889,533	5,889,533

The accompanying notes are an integral part of these financial statements

INTELLIGENT BUYING, INC.

STATEMENTS OF CASH FLOWS

(unaudited)

	NINE MONTHS ENDED SEPTEMBER 30
	2014	2013

OPERATING ACTIVITIES:
Net (loss)	$(26,617)	$(11,065)
Adjustments to reconcile net (loss) to net cash provided by (used in) operating activities:

Changes in operating assets and liabilities:
Accounts receivable	-	(1,264)
Accounts payable and accrued expenses	734	(13,324)

NET CASH (USED IN) OPERATING ACTIVITIES	$(25,883)	(25,653)

FINANCING ACTIVITIES:
Proceeds of loan payable—officer	25,316	22,444

NET CASH PROVIDED BY FINANCING ACTIVITIES	25,316	22,444

(DECREASE) IN CASH	(567)	$(3,209)

CASH – BEGINNING OF PERIOD	1,669	3,934
CASH – END OF PERIOD	$1,102	$725

The accompanying notes are an integral part of these financial statements.

INTELLIGENT BUYING, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

(UNAUDITED)

1. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared on substantially the same basis as the audited financial statements included in the Intelligent Buying Inc. Annual Report on Form 10-K for the year ended December 31, 2013. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission (SEC) rules and regulations regarding interim financial statements. All amounts included herein related to the financial statements as of September 30, 2014 and the three and nine months ended September 30, 2014 and 2013 are unaudited and should be read in conjunction with the audited financial statements and the notes there to included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

SEPTEMBER 30, 2014

(UNAUDITED)

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

Net operating loss carry forwards of approximately $730,183 at September 30, 2014 are available to offset future taxable income, if any, and expire in 2028.  This results in a net deferred tax asset, assuming an effective tax rate of 34% of approximately $248,262 at September 30, 2014.  A valuation allowance in the same amount has been provided to reduce the deferred tax asset, as realization of the asset is not assured.

INTELLIGENT BUYING, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

(UNAUDITED)

3.  STOCKHOLDERS’ EQUITY (DEFICIENCY)

Preferred stock

At September 30, 2014, the Company had no shares of its preferred stock issued and outstanding.

Common stock

At September 30, 2014, the Company had 5,889,533 shares of its common stock issued and outstanding.

4.  RELATED PARTY TRANSACTIONS

The Company sells to Anchorfree Wireless, Inc and AFNCA, Inc., a company controlled by the principal shareholders of the Company.  During the three months ended September 30, 2014, the Company recorded no sales, however, during the three months ended September 30, 2013, 100% of sales were to Anchorfree Wireless Inc and AFNCA, Inc. As of September 30, 2014 and 2013, Anchorfree Wireless, Inc and AFNCA, Inc were not indebted to the Company for sales made in the ordinary course of business.

6.	GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has suffered net losses and, as of September 30, 2014, its total liabilities exceeded its total assets by $53,637.  The Company had negative working capital of $53,637 as of September 30, 2014, an accumulated deficit of $730,183 incurred through such date and recorded a net loss of $11,325 for the three months ended September 30, 2014.  Our auditors have issued a going concern opinion. This means that there is substantial doubt that the Company can continue as an ongoing business for the next 12 months. The financial statements do not include any adjustments that might result from the uncertainty about the ability to continue the business.

Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. There are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

NOTE 7- LOAN PAYABLE-OFFICER

The loan payable officer is non-interest bearing and is due on demand.

NOTE 8-  SUBSEQUENT EVENTS

Management evaluated all activity of the Company through November 12, 2014, the date the Financial Statements were issued, and noted no subsequent events that would have a material impact on the financial statements as of September 30, 2014.

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

Results of Operations for Fiscal Quarter Ended September 30, 2014 Compared To September 30, 2013

During the third fiscal quarter of 2014, we incurred a net loss of $11,325 on revenues of $-0- compared to a net loss of $(7,070) on revenues of $161 in the third fiscal quarter of 2013. Selling, general and administrative expenses in the third quarter of 2014 were $11,325 compared to $8,031 in the third quarter of 2013.  We paid no rent or salaries during the quarter.

Results of Operations for Nine Months Ended September 30, 2014 Compared To September 30, 2013

During the nine months ended September 30, 2014, we incurred a net loss of $26,617 on revenues of $-0- compared to a net loss of $(11,065) on revenues of $24,374 in the nine months ended September 30, 2013. Selling, general and administrative expenses in the first nine months of 2014 were $25,817 compared to $19,299 in the first nine months of 2013.  We paid no rent or salaries during the period.

Liquidity and Capital Resources

We had $1,102 cash on hand at the end of the third quarter of 2014 and total current assets of $1,102.  Since inception, we have accumulated a deficit of $730,183. As of September 30, 2014 we had total liabilities of $54,739 and a negative net working capital of $53,637.

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

Going Concern.  Our independent auditors have added an explanatory paragraph to their audit issued in connection with the financial statements for the period ended December 31, 2013, relative to our ability to continue as a going concern.  The Company has suffered net losses and, as of September 30, 2014, its total liabilities exceeded its total assets by $53,637.  We had negative working capital of $53,637 as of September 30, 2014, we had an accumulated deficit of $730,183 incurred through such date and recorded a net loss of $11,325 for the fiscal quarter ended September 30, 2014.  Because our auditors have issued a going concern opinion, there is substantial uncertainty we will continue operations in which case you could lose your investment.  Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an ongoing business for the next 12 months. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d- 15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of September 30, 2014. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the third quarter of fiscal 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

There are no legal proceedings which are pending or have been threatened against us or any of our officers, directors or control persons of which management is aware.

ITEM 1(A)	RISK FACTORS

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit No.	Description

31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS 101.SCH 101.CAL 101.DEF	XBRL Instance Document XBRL Taxonomy Extension Schema Document XBRL Taxonomy Extension Calculation Linkbase Document XBRL Taxonomy Extension definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: November 14, 2014
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

101.INS 101.SCH 101.CAL 101.DEF 101.LAB 101.PRE

XBRL Instance Document

XBRL Taxonomy Extension Schema Document

XBRL Taxonomy Extension Calculation Linkbase Document

XBRL Taxonomy Extension definition Linkbase Document

XBRL Taxonomy Extension Label Linkbase Document

XBRL Taxonomy Extension Presentation Linkbase Document

