Form 10-K
period 2014-12-31
Intelligent Buying, Inc.
filed 2015-03-31
CIK 1358633

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934

for the fiscal year ended December 31, 2014

Transition Report Under Section 13 or 15(D) of the Securities Exchange Act of 1934

for the transition period from _______________ to _______________

Commission File Number: 001-34861

INTELLIGENT BUYING, INC.
(Exact name of small Business Issuer as specified in its charter)

California	20-0956471
(State or other jurisdiction of incorporation or	(IRS Employer Identification No.)
organization)

17531 Encino Lane Encino, CA
91316
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number, including area code: (818) 201-3727

450 National Avenue

Mountain View, CA 94043

Former address if changed since last report

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☒ No

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

☐ Yes ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed quarter (March 31, 2015): no sale or bid data was available as of that date.

State the number of shares outstanding of the registrant's $.001 par value common stock as of the close of business on the latest practicable date (March 30, 2015): 7,156,600.

Documents incorporated by reference: None.

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K (the “Report”), including ”Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 regarding future events and the future results of Intelligent Buying, Inc. and its consolidated subsidiaries (the “Company”) that are based on management’s current expectations, estimates, projections and assumptions about the Company’s business. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “sees,” “estimates” and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements due to numerous factors, including, but not limited to, those discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and elsewhere in this Report as well as those discussed from time to time in the Company’s other Securities and Exchange Commission filings and reports. In addition, such statements could be affected by general industry and market conditions. Such forward-looking statements speak only as of the date of this Report or, in the case of any document incorporated by reference, the date of that document, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Report. If we update or correct one or more forward-looking statements, investors and others should not conclude that we will make additional updates or corrections with respect to other forward-looking statements.

PART I

ITEM 1. BUSINESS.

Background

Intelligent Buying, Inc. was incorporated in the State of California on March 22, 2004.  On March 22, 2004, the Company issued 10,000 shares of the Company’s common stock (an aggregate of 20,000 shares) to its founders, Eugene Malobrodsky and David Gorodyansky for a cash consideration of $200.  On March 22, 2006, the Company issued 1,250,000 shares of its Preferred Stock to each of Messrs. Malobrodsky and Gorodyansky (2,500,000 Preferred Shares in the aggregate) in exchange for the 20,000 shares of the Company’s common stock which had been previously issued.  Both prior to the exchange and at the time of the exchange, Messrs. Malobrodsky and Gorodyansky owned 100% of the stock of the Company. The decision to exchange their common shares for preferred shares was intended to enable them to maintain a particular percentage holding of the Company and enable them to maintain voting control over the Company. On September 16, 2010, all 2,500,000 shares of preferred stock were converted into 5,000,000 shares of common stock. Thereafter, no shares of preferred stock remained issued and outstanding.

On January 28, 2015, we filed a Report with the Securities and Exchange Commission on Form 8-K, which announced that (a) our principal shareholders had sold their shares of common stock to AMS Encino Investments, Inc., a California corporation controlled by Hector Guerrero, and (b) our principal shareholders were resigning as our officers and directors, and were appointing Mr. Guerrero and Jonathan Herzog as our new officers and directors. The change of control was completed on February 9, 2015 (see Items 10 and 12 herein).

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

The Company has maintained its business model and operations described above, and since the change of control on February 9, 2105, new management has commenced a review of the Company’s business model. In addition, new management is exploring other business opportunities, in an effort to enhance shareholder value. As of the date of filing of this Annual Report on Form 10-K, the Company has not acquired, and has not entered into any agreement to acquire, any additional assets or businesses. Therefore, as of the date of filing of this Annual Report on Form 10-K, the Company’s business remains the same as reported in previous filings with the Securities and Exchange Commission.

Employees

As of December 31, 2014, the Company had two persons working for the Company, including Mr. Malobrodsky, in its advertising services sector, neither of whom was on payroll.

ITEM 1A. RISK FACTORS

Not required as the Company is a “smaller reporting company”.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES.

None.

ITEM 3. LEGAL PROCEEDINGS

As of December 31, 2014, the Company was not a party to any pending or threatened legal proceedings.

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

Holders

As of March 30, 2015, we have issued an aggregate of 7,156,600 shares of our common stock to approximately 40 stockholders of record. The issued and outstanding shares of the Company’s common stock were issued in accordance with the exemptions from registration afforded by Section 4(2) of the Securities Act of 1933 and Regulation D promulgated under the Securities Act. 389,533 shares of the Company’s common stock were registered under a registration statement on Form SB-2 which was declared effective by the U.S. Securities and Exchange Commission on January 15, 2008.

Options and Warrants

None of the shares of our common stock are subject to outstanding options or warrants.

Status of Outstanding Common Stock

As of March 30, 2015, 6,562,616 of our 7,156,600 issued and outstanding shares are held by “affiliates” of the Company, and the remaining shares are either registered or may be transferred subject to the requirements of Rule 144. We have not agreed to register any additional outstanding shares of our common stock under the Securities Act.

Dividends

We have not paid any dividends to date, and have no plans to do so in the immediate future.

Recent Sales of Unregistered Securities

In February, 2015, as part of the change of control which took place on February 9, 2015, three promissory notes totaling $50,382.67 were purchased by four persons, including Jonathan Herzog, the Company’s President and Chief Operating Officer. These notes were then converted into a total of 1,267,067 restricted common shares, including 809,283 shares by Mr. Herzog. The issuance of the 1,267,067 shares was exempt from registration under the Securities Act of 1933, as a private transaction not involving a public offering.

Purchases of Equity Securities

The Company has never purchased nor does it own any equity securities of any other issuer.

ITEM 6.    SELECTED FINANCIAL DATA

Year Ended	12/31/14		12/31/13	12/31/12
Revenues		$-0-	$24,213	$27,870
Net Loss	$	(_33,384___)	$(17,791)	$(2,059)
Net Loss Per Share, Basic and Diluted		$(0.01)	$(0.00)	$(0.00)
Weighted Average No. Shares, Basic and Diluted		5,889,533	5,889,533	5,889,533
Stockholders’ Deficit		$(736,950)	$(703,566)	$(685,775)
Total Assets		$596	$1,669	$4,095
Total Liabilities	$	____61,000_	$28,689	$13,324

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

The extent of our operations over the next twelve (12) months will be determined by (a) our current business, our ability to generate advertising business and, to the extent possible, access to purchase new inventory which can be resold to third parties consistent with our historic business plan; and (b) if and when our new management negotiates to acquire a new business and/or assets for the Company, and what business and/or assets are acquired.  Our business may require a continuing access to additional capital, and there is no guarantee that we will be able to access such capital on terms acceptable to the Company, if at all.  While we cannot predict exactly what our level of activity will be over the next 12 months, past experience leads us to believe that available capital resources will not be adequate to fund working capital requirements for the 12-month period which commenced January 1, 2015.

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

Our revenues for the foreseeable future will remain primarily dependent on our ability to generate additional advertising revenues and/or acquire inventory on a continuing basis. As noted previously, future revenues are difficult to forecast. The Company may be unable to adjust spending quickly enough to offset any unexpected increase in demand or a reduction in revenues in a particular quarter or year, which may materially adversely affect our business, financial condition and results of operations.

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

d.       Officers’ Compensation and Loans

Neither Mr. Malobrodsky nor Mr. Gorodyansky received or accrued any compensation to the date of their resignations. The Company’s new officers, Messrs. Guerrero and Herzog, have not entered into any written contract or any commitment to receive compensation; however, the Company has agreed to accrue compensation to Mr. Herzog in the amount of $10,000 per month commencing as of February 2015 and plans to finalize a written agreement to this effect with him shortly.

While we cannot predict exactly what our level of activity will be over the next 12 months, new management believes that available capital resources will not be adequate to fund working capital requirements for the 12-month period which commenced January 1, 2015.  We will therefore need to access additional capital through the issuance of additional equity and debt securities and other forms of outside funding, including possible loans from officers, directors and shareholders of the Company.  There is no assurance can be accomplished to the necessary extent, if at all. (See "Liquidity").

Liquidity

As of December 31, 2014, we had $596 in cash and negative working capital of ($60,404). As of the change of control on February 9, 2015, the Company had $0 cash. On February 18, 2015 management advanced the company $10,000 to continue operations.

From its inception, the Company has been engaged since 2004 in the business of asset management and sales of high-end computerized networking equipment to emerging high technology companies. Commencing in 2011, the Company began providing advertising services to promote products and services of third parties (primarily a related company, Anchorfree Wireless, Inc.) to the Company’s customer base. Under this business model, third parties pay the Company a fee to disseminate their advertising to the Company’s customer base. This has now become the principal service product provided by the Company. Notwithstanding, new management intends to acquire new assets and or businesses, in the foreseeable future.

The potential exists that our available capital resources may not be adequate to fund our working capital requirements based upon our present level of operations for the 12-month period subsequent to January 1, 2015. A shortage of capital would affect our ability to fund our working capital requirements. If we require additional capital, funds may not be available on acceptable terms, if at all. In addition, if we raise additional capital through the sale of equity or convertible debt securities, the issuance of these securities could dilute existing shareholders. If funds are not available, this could materially adversely affect our financial condition and results of operations.

Historically, we have depended on loans from our now former principal shareholders and their families and acquaintances to provide us with working capital as required. We do not have any credit facilities or other commitments for debt or equity financing. No assurance can be given that financing, when needed, will be available.  None of our shareholders is obligated to make any loans or advances to us and there can be no assurance that any of our shareholders will continue making loans or advances to us in the future.

The Company will require additional financing moving forward, and is pursuing various strategies to accomplish this, including seeking equity funding and/or debt funding from private capital sources. Although management believes that it will be able to obtain the necessary funding to allow the Company to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.

Going Concern.  Our independent auditors have added an explanatory paragraph to their audit issued in connection with the financial statements for the period ended December 31, 2014, relative to our ability to continue as a going concern.  The Company’s total liabilities exceeded its total assets by $60,404. We had an accumulated deficit of $736,950 at December 31, 2014 and recorded a loss of $33,384 for the year ended December 31, 2014.  Because our auditors have issued a going concern opinion, there is substantial uncertainty we will continue operations in which case you could lose your investment.  Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an ongoing business for the next 12 months. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business.

Results of Operations for Comparative Years Ended December 31, 2014 and December 31, 2013:

The following table summarizes the results of operations during the years ended December 31, 2014 and December 31, 2013:

Line Item	12/31/14 (audited)	12/31/13 (audited)	Increase (Decrease)	Percentage Increase (Decrease)

Revenues	$-0-	$24,213	$(24,213)	%
Net loss	(33,384)	(17,791)	15,593	87.6%
Expenses	32,584	42,004	(9,420)	(22.4)%
Earnings loss per share of common stock	(0.01)	(0.00)	0.01	___)

Comparisons between Cost of Sales Selling, Administrative and General Expenses for the years ended December 31, 2014 and December 31, 2013 are as follows:

	12 Months. Ended 12/31/2014	12 Months. Ended 12/31/2013
Cost of Sales	$-0-	$15,340
Ratio of Cost of Sales to Sales	-0-%	63.4%
Selling, General and Administrative Expenses	$ ___32,584_	$26,664

We had a net loss of $33,384 for the year ended December 31, 2014 as compared with a net loss of $17,791 for the year ended December 31, 2013.  This decrease was because we had no revenues in the year ended December 31, 2014.

The Company’s revenues in any given period is significantly affected the demand for the advertising and other services provided by the Company and by the working capital the Company has available to it.

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

Set forth below are the audited financial statements for the Company for the years ended December 31, 2014 and 2013 and the reports thereon of Paritz & Co.

INTELLIGENT BUYING, INC.

FINANCIAL STATEMENTS

Paritz & Company, P.A.	15 Warren Street, Suite 25 Hackensack, New Jersey 07601 (201)342-7753 Fax: (201) 342-7598

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Stockholders of Intelligent Buying, Inc.

We have audited the accompanying balance sheets of Intelligent Buying, Inc. (“the Company”) as of December 31, 2014 and 2013, and the related statements of operations, stockholders’ deficiency, and cash flows for each of the years in the two year period ended December 31, 2014. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Intelligent Buying, Inc. as of December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements referred to above have been prepared assuming that Intelligent Buying, Inc. will continue as a going concern. The ability of the Company to continue as a going concern is dependent upon, among other things, its successful execution of its plan of operations and ability to raise additional financing. There is no guarantee that the Company will be able to raise additional capital or sell any of its products or services at a profit. As discussed in note 3 to the financial statements, the Company has incurred losses since inception and has an accumulated deficit of $736,950 as of December 31, 2014. These factors, among others, raise substantial doubt regarding the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Paritz & Company, P.A.

Hackensack, NJ

March 30, 2015

INTELLIGENT BUYING, INC

BALANCE SHEET

	31-Dec-14	December 31, 2013
CURRENT ASSETS
Cash	$596	$1,669
TOTAL CURRENT ASSETS	596	1,669

TOTAL ASSETS	596	1,669

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Accounts payable and accrued expenses	10,618	15,876
Loan payable - shareholder	19,551	12,813
Loan payable - related party	25,420	-
Loan payable - Other	5,411	-

TOTAL CURRENT LIABILITIES	61,000	28,689

Equity
Common Stock	5,889	5,889
Additional Paid-in Capital	670,657	670,657
Accumulated deficit	(736,950)	(703,566)
TOTAL STOCKHOLDERS' (DEFICIENCY)	(60,404)	(27,020)
TOTAL LIABILITIES& EQUITY	$596	$1,669
	(0)	-

INTELLIGENT BUYING, INC

STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT

Year ended December 31,

	2014	2013
REVENUES:
Related Party	$-	$24,213
Other	-	-
TOTAL REVENUES	-	24,213

COSTS AND EXPENSES
Cost of sales	-	15,340
Selling, general and administrative	32,584	25,864
TOTAL COSTS AND EXPENSES	32,584	41,204

LOSS BEFORE TAXES	(32,584)	(16,991)

STATE INCOME TAXES	800	800

NET LOSS	(33,384)	(17,791)

ACCUMULATED DEFICIT-BEGINNING
OF PERIOD	(703,566)	(685,775)

ACCUMULATED DEFICIT-END OF PERIOD	$(736,950)	$(703,566)

BASIC AND DILUTED NET LOSS PER		-0.01
COMMON SHARE	0.00	0.00

WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING	5,889,533	5,889,533

INTELLIGENT BUYING, INC

STATEMENT OF CASH FLOWS

	FOR THE YEAR ENDED DECEMBER 31,
	2014	2013
OPERATING ACTIVITIES:
Net loss	$(33,384)	$(17,791)
Adjustments to reconcile net income to net cash
provided by operating activities:
Accounts receivable		161
Accounts payable and accrued expenses	(5,258)	2,552
NET CASH USED IN OPERATING ACTIVITIES	(38,642)	(15,078)

FINANCING ACTIVITIES:
Proceeds of loans payable- officer	6,738	12,813
Proceeds of loans payable - Other	30,831
NET CASH PROVIDED BY FINANCING ACTIVITIES	37,569	12,813

DECREASE IN CASH	(1,073)	(2,265)

CASH-BEGINNING OF YEAR	1,669	3,934
CASH-END OF YEAR	$596	$1,669

F-5

INTELLIGENT BUYING, INC.

STATEMENT OF STOCKHOLDERS EQUITY

				Additional
	Common stock		Preferred stock	Paid in	Accumulated
	Shares	Amount	Shares Amount	Capital	Deficit	Total
Balance December 31, 2012	5,889,533	$5,889	—	$670,657	$(685,775)	$(9,229)

Net loss					(17,791)	(17,791)

Balance December 31, 2013	5,889,533	5,889	—	670,657	(703,566)	(27,020)

Net loss					(33,384)	(33,384)

Balance December 31, 2014
	5,889,533	$5,889	—	$670,657	$(736,950)	$(60,404)

INTELLIGENT BUYING, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2014

1. FORMATION AND BUSINESS OF THE COMPANY

Business description

The financial statements presented are those of Intelligent Buying, Inc. (the “Company”).  The Company was incorporated under the laws of the State of California on March 22, 2004 and is in the business of providing advertising services to promote products and services of third parties (primarily a related company, Anchorfree Wireless, Inc.) to the Company’s customer base. Under this business model, third parties pay the Company a fee to disseminate their advertising to the Company’s customer base.

2. SIGNIFICANT ACCOUNTING POLICIES

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

Comprehensive income

SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive income and its components in financial statements. SFAS No. 130 requires that all items required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement with the same prominence as other financial statements. Comprehensive income consists of net earnings, the net unrealized gains or losses on available-for-sale marketable securities, foreign currency translation adjustments, minimum pension liability adjustments and unrealized gains and losses on financial instruments qualifying for hedge accounting and is presented in the accompanying Consolidated Statement of Shareholders' Equity in accordance with SFAS No. 130.During the years ended December 31, 2014 and 2013, the Company did not have any components of comprehensive income (loss) to report.

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

Stock-based compensation

The Company has adopted the FASB standard on Share-Based Payment, which addresses the accounting for share-based payment transactions. The standard eliminates the ability to account for share-based compensation transactions using old standards, and generally requires instead that such transactions be accounted and recognized in the statement of operations based on their fair value. The standard is effective for public companies that file as small business issuers as of the first interim or annual reporting period that begins after December 15, 2005.  Depending upon the number of and terms for options that may be granted in future periods, the implementation of this standard could have a significant non-cash impact on results of operations in future periods

During the years ended December 31, 2014 and 2013, there were no stock options granted or outstanding.

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

3. GOING CONCERN

The accompanying financial statements have been prepared assuming that Intelligent Buying, Inc. will continue as a going concern. The Company has incurred losses since inception and has an accumulated deficit of $736,950 as of December 31. 2014. These factors among others, raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that may result from the outcome of these uncertainties. The Company will require additional financing moving forward and is pursuing various strategies to accomplish this, including seeking equity funding and/or debt funding from private placement sources. Although management believes that it will be able to obtain the necessary funding to allow the Company to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.

Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. There are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

4.  STOCKHOLDERS’ (DEFICIENCY)

Preferred stock

At December 31, 2014, the Company had no shares of its preferred stock issued and outstanding. Previously issued preferred shares were converted according to their terms into 5,000,000 shares of common stock on September 16, 2010.

Common stock

At December 31, 2014 and 2013, the Company had 5,889,533 shares of its common stock issued and outstanding. These shares comprised 273,333 shares issued on March 22, 2006 in exchange for certain Notes Payable (see Note 6), 500,000 shares issued on April 1, 2006 in consideration for certain financial advisory services and 116,200 shares issued on March 31, 2006 in connection with a private placement of common shares.  Dividends may be paid on outstanding shares of common stock as declared by the Board of Directors. Each share of common stock is entitled to one vote.

5.  INCOME TAXES

The Company’s income tax benefit differs from the expected income tax benefit by applying the U.S. Federal statutory rate of 34% to net income (loss) as follows:

	December 31,
	2014	2013
Income tax provision (benefit) at statutory rate of 34%	11,000	6,050

Change in valuation allowance	(11,000)	(6,050)
	-	-

	December 31,
	2014	2013
Deferred tax assets consist of:
Deferred tax assets (liabilities)
Net operating loss carry forward	250,000	239,000
Change in valuation allowance	(250,000)	(239,000)
	-	-

For the year ended December 31, 2014, the Company had approximately $735,000 of federal and state net operating loss carryovers (NOL’s) which begin to expire in 2034. The NOL’s may be subject to limitations under Internal Revenue Code Section 382 should there be a 50% ownership change as determined under regulations.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary difference become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on this assessment, the company has established a full valuation allowance against all of the deferred tax assets for every period because it is more likely than not that all of the deferred tax assets will not be realized.

The Company is currently not open to audit for all years ended December 31, 2003 to present because of its large NOL Carryforwards. However, the Company is only open to additional tax assessments under the Internal Revenue code statute of limitations for the years ended December 31, 2011 to present; however, it does not currently have any ongoing tax examinations.

6.  RELATED PARTY TRANSACTIONS

The Company sells to Anchorfree Wireless, Inc, and AFNCA, Inc., companies which are controlled by the principal shareholders of the Company. During the year ended December 31, 2014, no revenues were generated from Anchorfree Wireless, Inc, and AFNCA, or from any other customer. As of December 31, 2014 and 2013, Anchorfree Wireless, Inc and AFNCA, Inc. were not indebted to the Company for revenues generated in the ordinary course of business. All loans as shown on the balance sheet are related party loans that bear no interest and are due on demand.

7. SUBSEQUENT EVENTS

On January 28, 2015, we filed a Report with the Securities and Exchange Commission on Form 8-K, which announced that (a) our principal shareholders had sold their shares of common stock to AMS Encino Investments, Inc., a California corporation controlled by Hector Guerrero, and (b) our principal shareholders were resigning as our officers and directors, and were appointing Mr. Guerrero and Jonathan Herzog as our new officers and directors. The change of control was completed on February 9, 2015.

ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES.

(a) Disclosure Controls and Procedures

Our principal executive and principal financial officers have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a - 15(e) and 15d - 15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this annual report.  They have concluded that, based on such evaluation, our disclosure controls and procedures were not effective as of December 31, 2014.

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

For the year ended December 31, 2014, our management has reassessed the effectiveness of our internal control over financial reporting and has determined that our internal control over financial reporting was not effective due to the lack of segregation of duties to ensure that the information required to be disclosed by the Company under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the Exchange Act and accumulated and communicated to the Company's Management, including the Principal Executive Officer and the Principal Financial Officer, to allow timely decisions regarding required disclosure.

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

Name	Position(s)	Age
Hector Guerrero	Director, CEO, CFO	49
17531 Encino Lane
Encino CA, 91316

Jonathan Herzog	Director, President, COO	43
16553 Hartsook St.
Encino CA, 91436

(1)        The persons named above have comprised the Company’s Board of Directors since completion of the change of control on February 9, 2015.

The following sets forth biographical information regarding the Company’s new directors and officers:

Hector Guerrero has over 25 years of business and corporate experience. Since 2009 Mr. Guerrero has been involved in the aviation industry. He is the owner of AVyD Solutions, a Mexican company in the business of aviation and defense. Since 2011, Mr. Guerrero has also been a majority shareholder in MTC Helicopters SA de CV located in Mexico City and in 2011 he acquired and became the Chief Executive Officer of Aviation & Defense Inc, a company engaged in the maintenance, repair and overhaul of commercial and military aircraft based in San Bernardino, California until the company was sold in 2014. Mr. Guerrero also maintains a majority ownership interest in the Durango Quarry, a project focused on extracting a variety of natural stones including marble and travertine that is located in Mapimi, Durango, Mexico.

Mr. Herzog has 20 years of corporate and senior management experience. From 1995 to 1999 Mr. Herzog was a stockbroker at Bell Securities Limited, a member firm of the Australian Stock Exchange. In 2002, Herzog relocated to the United States and served as the President of Avenue Energy, Inc, successfully achieving the transition from newly formed oil and gas exploration company to an oil producer in 2003. Mr. Herzog also served as a Director on the Board of various other companies including: Avenue Group and its subsidiary companies, Bickhams Media and VideoDome Networks.  Since exiting this group in 2005, Herzog has been involved in corporate and investor relations consulting for both private and public companies, while at the same time serving as a financial consultant/CFO to a group of non-profit organizations in Los Angeles. Mr. Herzog was a Fellow of the Australian Institute of Company Directors from 1993 to 2011. He holds a Bachelors Degree in Economics from Monash University in Melbourne, Australia.

Messrs. Guerrero and Herzog currently each devote approximately ten hours per week to the business of Intelligent Buying, Inc.

Family Relationships

There are no family relationships among our directors or officers.

Audit Committee and Audit Committee Financial Expert

We do not currently have an audit committee financial expert, nor do we have an audit committee. Our entire board of directors, which currently consists of Messrs Guerrero and Herzog, handle the functions that would otherwise be handled by an audit committee. We do not currently have the capital resources to pay director fees to a qualified independent expert who would be willing to serve on our board and who would be willing to act as an audit committee financial expert. As our business expands and as we appoint others to our board of directors we expect that we will seek a qualified independent expert to become a member of our board of directors. Before retaining any such expert our board would make a determination as to whether such person is independent.

Section 16(a) Beneficial Ownership Reporting Compliance.

Section 16(a) of the Securities Act of 1934 requires the Company's officers and directors, and greater than 10% stockholders, to file reports of ownership and changes in ownership of its securities with the Securities and Exchange Commission. Copies of the reports are required by SEC regulation to be furnished to the Company. Based on management's review of these reports during the fiscal year ended December 31, 2014, all reports required to be filed were filed on a timely basis.

Code of Ethics

Our board of directors has adopted a code of ethics that our officers, directors and any person who may perform similar functions is subject to. Currently, Messrs Guerrero and Herzog are our only officers and directors, therefore, they are the only persons subject to the Code of Ethics. If we retain additional officers in the future to act as our principal financial officer, principal accounting officer, controller or persons serving similar functions, they would become subject to the Code of Ethics. The Code of Ethics does not indicate the consequences of a breach of the code. If there is a breach, the board of directors would review the facts and circumstances surrounding the breach and take action that it deems appropriate, which action may include dismissal of the employee who breached the code. Currently, since Messrs Guerrero and Herzog serve as the only directors and officers, they are responsible for reviewing their own conduct under the Code of Ethics and determining what action to take in the event of his own breach of the Code of Ethics.

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to our now-former officers for services during the last three fiscal years in all capacities to us, our subsidiaries and predecessors. No executive officer received compensation of $100,000 or more in any of the last three fiscal years.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation Earnings ($)	Non- qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Eugene
Malobrodsky	2012	0	0	0	0	0	0	0	0
CEO,	2013	0	0	0	0	0	0	0	0
Secretary	2014	0	0	0	0	0	0	0	0
And Director

David
Gorodyansky
President,	2012	0	0	0	0	0	0	0	0
COO, CFO	2013	0	0	0	0	0	0	0	0
and	2014	0	0	0	0	0	0	0	0
Director

Outstanding Equity Awards at Fiscal Year End

None of our executive officers received any equity awards, including, options, restricted stock or other equity incentives, during the fiscal year ended December 31, 2014.

Additional Narrative Disclosures

All of our employees, including our executive officers, are employed at will and none of our employees has entered into an employment agreement with us. We do not have any bonus, deferred compensation or retirement plan.

Director Compensation

We have no standard arrangements in place to compensate our directors for their service as directors or as members of any committee of directors; however, the Company has agreed to accrue compensation to Mr. Herzog in the amount of $10,000 per month commencing as of February 2015 and plans to finalize a written agreement to this effect with him shortly.

In the future, if we retain non-employee directors, we may decide to compensate them for their service to us as directors and members of committees.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding beneficial ownership of our common stock as of March 30, 2015 (i) by each person who is known by us to beneficially own more than five percent of our common stock; (ii) by each of our officers and directors; and (iii) by all of our officers and directors as a group:

	Name and address	Amount and Nature
Title of Class	of Beneficial Owner	of Beneficial Ownership	Percent of Class(1)

Common Stock	AMS Encino Investments, Inc.(2)	5,753,333	80.4%

Par value $.001	Jonathan Herzog	809,283	11.3%

	All directors and officers as a group (2 persons)	6,562,616	91.7%

(1)	Based upon 7,156,600 shares issued and outstanding as of March 30, 2015.

(2)	Mr. Guerrero is the principal shareholder of AMS Encino Investments, Inc., and is therefore deemed to be the beneficial owner of the 5,753,333 shares.

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

Certain Relationships and Transactions with Related Persons

Eugene Malobrodsky and David Gorodyansky, the former officers and directors of the Company, are Senior Vice President and President, respectively, of AnchorFree Wireless, Inc., a related company. For the year ended December 31, 2014, the Company had no revenues from any customer. For the year ended December 31, 2013, AnchorFree Wireless, Inc. accounted for approximately 82% of the Company’s revenues.

As of December 31, 2014, the Company owed $25,420 to AnchorFree Wireless, Inc., a company controlled by the former principal shareholders and officers of the Company. When the change of control was effected on February 9, 2015, that liability to AnchorFree Wireless, Inc. was acquired by Jonathan Herzog, and then converted by Mr. Herzog into 635,500 shares of the Company’s common stock.

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

5. On September 16, 2010, all 2,500,000 shares of preferred stock were converted into 5,000,000 shares of common stock. Thereafter, no shares of preferred stock remained issued and outstanding.

6. In February, 2015, as part of the change of control which took place on February 9, 2015, three promissory notes totaling $50,382.67 were purchased by four persons, including Jonathan Herzog, the Company’s President and Chief Operating Officer. These notes were then converted into a total of 1,267,067 restricted common shares, including 809,283 shares by Mr. Herzog.

Director Independence

The Board of Directors is currently composed of 2 members, Mr. Guerrero and Mr. Herzog. Neither of our directors are “independent” directors, as that term is defined under the Nasdaq listing standards.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

The aggregate fees billed by our auditors, Paritz & Co., for professional services rendered for the audit of our annual financial statements for fiscal year ended December 31, 2014 and review our interim financial statements for the first, second and third quarters of 2014 were approximately $9,500. The aggregate fees billed by our auditors for professional services rendered for the audit of our annual financial statements for fiscal year ended December 31, 2013 were approximately $8,000.

AUDIT-RELATED FEES

During the last two fiscal years, no fees were billed or incurred for assurance or related services by our auditors that were reasonably related to the audit or review of financial statements reported above.

TAX FEES

There were no tax preparation fees billed for the fiscal years ended December 31, 2014 or 2013.

ALL OTHER FEES

During the last two fiscal years, no other fees were billed or incurred for services by our auditors other than the fees noted above. Our board, acting as an audit committee, deemed the fees charged to be compatible with maintenance of the independence of our auditors.

THE BOARD OF DIRECTORS PRE-APPROVAL POLICIES

We do not have a separate audit committee. Our full board of directors performs the functions of an audit committee. Before an independent auditor is engaged by us to render audit or non-audit services, our board of directors pre-approves the engagement. Board of directors pre-approval of audit and non-audit services will not be required if the engagement for the services is entered into pursuant to pre-approval policies and procedures established by our board of directors regarding our engagement of the independent auditor, provided the policies and procedures are detailed as to the particular service, our board of directors is informed of each service provided, and such policies and procedures do not include delegation of our board of directors' responsibilities under the Exchange Act to our management. Our board of directors may delegate to one or more designated members of our board of directors the authority to grant pre-approvals, provided such approvals are presented to the board of directors at a subsequent meeting. If our board of directors elects to establish pre-approval policies and procedures regarding non-audit services, the board of directors must be informed of each non-audit service provided by the independent auditor. Board of directors pre-approval of non-audit services, other than review and attest services, also will not be required if such services fall within available exceptions established by the SEC. For the fiscal year ended December 31, 2014, 100% of audit-related services, tax services and other services performed by our independent auditors were pre-approved by our board of directors.

Our board has considered whether the services described above under the caption "All Other Fees", which are currently none, is compatible with maintaining the auditor's independence.

The board approved all fees described above.

PART IV

Item 15.    Exhibits, Financial Statement Schedules

The following documents are filed as part of this 10-K:

1.  FINANCIAL STATEMENTS

The following documents are filed in Part II, Item 8 of this annual report on Form 10-K:

•	Report of Paritz & Co., Independent Registered Certified Public Accounting Firm

•	Balance Sheets as of December 31, 2014 and 2013

•	Statements of Operations and Accumulated Deficit for the years ended December 31, 2014 and 2013

•	Statements of Changes in Stockholders’ Deficiency for the period from December 31, 2010 to December 31, 2014

•	Statements of Cash Flows for the years ended December 31, 2014 and 2013

•	Notes to Financial Statements

2.  FINANCIAL STATEMENT SCHEDULES

All financial statement schedules have been omitted as they are not required, not applicable, or the required information is otherwise included.

3.  EXHIBITS

The exhibits listed below are filed as part of or incorporated by reference in this report.

Exhibit No.      Identification of Exhibit

31.1                  Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1                   Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Intelligent Buying, Inc.
(Registrant)

By	/s/ Hector Guerrero

Hector Guerrero
Chief Executive Officer

Date	March 31, 2015

By	/s/Hector Guerrero

Hector Guerrero
Chief Financial Officer

Date	March 31, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity and on the date indicated.

By	/s/ Hector Guerrero, CEO

