Form 10-Q
period 2015-03-31
Intelligent Buying, Inc.
filed 2015-05-14
CIK 1358633

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

Commission file number: 001-34861

INTELLIGENT BUYING, INC.

(Exact name of registrant as specified in its charter)

California	20-0956471
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

17531 Encino Lane Encino, CA	91316
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (818) 201-3727

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions in of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

State the number of shares outstanding of the registrant's $.001 par value common stock as of the close of business on the latest practicable date (May 11, 2015): 7,156,600.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INTELLIGENT BUYING, INC.

CONDENSED BALANCE SHEETS

	March 31, 2015	December 31, 2014
	(unaudited)
ASSETS

CURRENT ASSETS
Cash	$70	$596
Accounts Receivable	13,000	—
TOTAL CURRENT ASSETS	13,070	596

TOTAL ASSETS	$13,070	$596

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$44,475	$10,618
Loan payable - shareholder	10,000	19,551
Loan payable- related party	—	25,420
Loan payable – Other	—	5,411

TOTAL CURRENT LIABILITIES	54,475	61,000

STOCKHOLDERS’ DEFICIENCY:
Preferred stock (Note 5), $.001 par value, authorized – 25,000,000 shares	—	—
Common stock, $.001 par value, 50,000,000 shares authorized, 7,156,600 and 5,889,533 shares issued and outstanding respectively	7,156	5,889
Additional paid-in capital	719,772	670,657
Accumulated deficit	(768,333)	(736,950)
TOTAL STOCKHOLDERS’ DEFICIENCY	(41,405)	(60,404)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$13,070	$596

See accompanying notes to unaudited condensed financial statements

INTELLIGENT BUYING, INC.

CONDENSED STATEMENTS OF OPERATIONS

UNAUDITED

	Three Months Ended March 31,
	2015	2014

Revenue	$13,000	$—

COSTS AND EXPENSES:
Cost of sales	12,300	—
Selling, general and administrative	32,083	2,273
TOTAL COSTS AND EXPENSES	44,383	2,273

LOSS BEFORE INCOME TAX	(31,383)	(2,273)

PROVISION FOR INCOME TAX	—	—

NET LOSS	$(31,383)	$(2,273)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.005)	$0.00

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	6,494,929	5,889,533

See accompanying notes to unaudited condensed financial statements

INTELLIGENT BUYING, INC.

CONDENSED STATEMENTS OF CASH FLOWS

UNAUDITED

	Three Months Ended March 31,
	2015	2014
OPERATING ACTIVITIES:
Net loss	$(31,383)	$(2,273)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	33,857	(6,584)
Accounts receivable	(13,000)	—
NET CASH USED IN OPERATING ACTIVITIES	(10,526)	(8,857)

FINANCING ACTIVITIES
Proceeds from officer loan	10,000	7,296
NET CASH PROVIDED BY FINANCING ACTIVITIES	10,000	7,296

DECREASE IN CASH	(526)	(1,561)

CASH - BEGINNING OF PERIOD	596	1,669

CASH - END OF PERIOD	$70	$108

Supplemental cash flow information:
Stock issued for conversion of related party notes payable	$50,382	$—

See accompanying notes to unaudited condensed financial statements

INTELLIGENT BUYING, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

UNAUDITED

1. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared on substantially the same basis as the audited financial statements included in the Intelligent Buying Inc. Annual Report on Form 10-K for the year ended December 31, 2014. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission (SEC) rules and regulations regarding interim financial statements. All amounts included herein related to the condensed financial statements as of March 31, 2015 and the three months ended March 31, 2015 and 2014 are unaudited and should be read in conjunction with the audited financial statements and the notes there to included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

In the opinion of management, the accompanying financial statements include all necessary adjustments for the fair presentation of the Company’s financial position, results of operations and cash flows. The results of operations for the interim periods presented are not necessarily indicative of the operating results to be expected for any subsequent interim period or for the full fiscal year ending December 31, 2015 or any other period.

Business description

The financial statements presented are those of Intelligent Buying, Inc. (the “Company”). The Company was incorporated under the laws of the State of California on March 22, 2004 and is in the business of media advertising and acquiring high-end computer and networking equipment from resellers and end-users and then reselling this equipment at discounted prices.

On January 28, 2015, we filed a Report with the Securities and Exchange Commission on Form 8-K, which announced that (a) our principal shareholders had sold their shares of common stock to AMS Encino Investments, Inc., a California corporation controlled by Hector Guerrero, and (b) our principal shareholders were resigning as our officers and directors, and were appointing Mr. Guerrero and Jonathan Herzog as our new officers and directors. The change of control was completed on February 9, 2015. New management has commenced a review of the Company’s business model and is also exploring other business opportunities, in an effort to enhance shareholder value.

.

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

UNAUDITED

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

2. INCOME TAXES

Net operating loss carry forwards of approximately $768,000 at March 31, 2015 are available to offset future taxable income, if any, and expire in 2034. This results in a net deferred tax asset, assuming an effective tax rate of 34% of approximately $261,000 at March 31, 2015. A valuation allowance in the same amount has been provided to reduce the deferred tax asset, as realization of the asset is not assured. In February 2015, there was a change of control which could have an impact on the availability of net operating losses.

3. GOING CONCERN

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. During the three months ended March 31, 2015, the Company incurred a net loss of $31,383. The Company had an accumulated deficit of $768,333 as of March 31, 2015. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s future success is dependent upon its ability to achieve profitable operations, generate cash from operating activities and obtain additional financing. Although we can provide no assurances, we believe our cash on hand, coupled with revenues generated by rental income and our ability to refinance our equity in the real estate we own, will provide sufficient liquidity and capital resources to fund our business for the next twelve months.

In the event the Company experiences liquidity and capital resource constraints because of unanticipated operating losses, we may need to raise additional capital in the form of equity and/or debt financing. If such additional capital is not available on terms acceptable to us or at all, then we may need to curtail our operations and/or take additional measures to conserve and manage our liquidity and capital resources, any of which would have a material adverse effect on our financial position, results of operations, and our ability to continue in existence. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

4. LOAN PAYABLE- RELATED PARTY

The loan payable officer is non-interest bearing and is due on demand.

INTELLIGENT BUYING, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

UNAUDITED

5. STOCKHOLDERS’ (DEFICIENCY)

Preferred stock

At March 31, 2015, the Company had no shares of its preferred stock issued and outstanding.

Common stock

At March 31, 2015 and December 31, 2014, the Company had 7,156,000 and 5,889,533 shares of its common stock issued and outstanding, respectively. These shares included 1,267,067 shares of restricted common stock issued on February 16, 2015 in exchange for certain Notes Payable totaling $50,382 including 809,283 shares issued to Jonathan Herzog, the Company’s President and Chief Operating Officer.

6. CONCENTRATION

The revenue generated by the Company for the three months ended March 31, 2015 was from one customer.

7. SUBSEQUENT EVENTS

Management evaluated all activity of the Company through the date the Financial Statements were issued, and noted no subsequent events that would have a material impact on the financial statements as of March 31, 2015.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

Plan of Operation

The Company has been engaged since 2004 in the business of asset management and sales of high-end computerized networking equipment to emerging high technology companies. The focus of the Company’s business is to facilitate the liquidation of high-end networking equipment and information technology assets by businesses which are ceasing operations and to resell these assets to evolving technology companies at a fraction of the original cost. In this respect, the Company provides a valuable service to both the financial stakeholders of the selling businesses and the purchasers. Following a change of control on February 9, 2015, new management has commenced a review of the Company’s business model and is also exploring other business opportunities, in an effort to enhance shareholder value.

Results of Operations for Fiscal Quarter Ended March 31, 2015 Compared To March 31, 2014

During the first fiscal quarter of 2015, we incurred a net loss of $31,383 on revenues of $13,000, compared to a net loss of $2,273 with no revenues in the first fiscal quarter of 2014. Selling, general and administrative expenses in the first quarter of 2015 were $44,383 compared to $2,273 in the first quarter of 2014. We recorded $20,000 in accrued compensation expenses.

Liquidity and Capital Resources

We had $70 cash on hand at March 31, 2015 and total current assets of $13,070. We have accumulated a deficit of $768,333. As of March 31, 2015, we had total liabilities of $54,475 and a negative net working capital of $41,405.

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

No assurance can be given that financing, when needed, will be available. None of our shareholders is obligated to make any loans or advances to us and there can be no assurance that any of our shareholders will make loans or advances to us in the future.

Going Concern. The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. During the three months ended March 31, 2015, the Company incurred a net loss of $31,383. The Company had an accumulated deficit of $768,333 as of March 31, 2015. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s future success is dependent upon its ability to achieve profitable operations, generate cash from operating activities and obtain additional financing. Although we can provide no assurances, we believe our cash on hand, coupled with revenues generated by rental income and our ability to refinance our equity in the real estate we own, will provide sufficient liquidity and capital resources to fund our business for the next twelve months.

In the event the Company experiences liquidity and capital resource constraints because of unanticipated operating losses, we may need to raise additional capital in the form of equity and/or debt financing. If such additional capital is not available on terms acceptable to us or at all, then we may need to curtail our operations and/or take additional measures to conserve and manage our liquidity and capital resources, any of which would have a material adverse effect on our financial position, results of operations, and our ability to continue in existence. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The term "disclosure controls and procedures" (defined in SEC Rule 13a-15(e)) refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized and reported within required time periods. "Disclosure controls and procedures" include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2015. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control Over Financial Reporting

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the first quarter of fiscal 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no legal proceedings which are pending or have been threatened against us or any of our officers, directors or control persons of which management is aware.

ITEM 1A. RISK FACTORS

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit
Number	Name

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1	Certification pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101	XBRL

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Intelligent Buying, Inc.

Date: May 14, 2015	By:	/s/ Hector Guerrero
Hector Guerrero
Chief Executive Officer

Date: May 14, 2015	By:	/s/ Hector Guerrero
Hector Guerrero
Chief Financial Officer