Form 10-Q
period 2015-09-30
Intelligent Buying, Inc.
filed 2015-11-20
CIK 1358633

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015

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

State the number of shares outstanding of the registrant's $.001 par value common stock as of the close of business on the latest practicable date (November 16, 2015): 7,156,600.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INTELLIGENT BUYING, INC.

CONDENSED BALANCE SHEETS

	September 30, 2015	December 31, 2014
	(unaudited)
ASSETS

CURRENT ASSETS
Cash	$349	$596

TOTAL CURRENT ASSETS AND TOTAL ASSETS	349	596

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$105,193	$10,618
Loan payable - shareholder	26,190	19,551
Loan payable- related party	—	25,420
Loan payable – Other	4,000	5,411

TOTAL CURRENT LIABILITIES	135,383	61,000

STOCKHOLDERS’ DEFICIENCY:
Preferred stock (Note 5), $.001 par value, authorized – 25,000,000 shares	—	—
Common stock, $.001 par value, 50,000,000 shares authorized, 7,156,600 and 5,889,533 shares issued and outstanding respectively	7,156	5,889
Additional paid-in capital	719,773	670,657
Accumulated deficit	(861,963)	(736,950)
TOTAL STOCKHOLDERS’ DEFICIENCY	(135,034)	(60,404)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$349	$596

See accompanying notes to unaudited condensed financial statements

INTELLIGENT BUYING, INC.

CONDENSED STATEMENTS OF OPERATIONS

UNAUDITED

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Revenue	$—	$—	$13,000	$—

COSTS AND EXPENSES:
Cost of sales	—	—	12,300	—
Selling, general and administrative	44,467	11,325	125,713	25,817
TOTAL COSTS AND EXPENSES	44,467	11,325	138,013	25,817

LOSS BEFORE INCOME TAX	(44,467)	(11,325)	(125,013)	(25,817)

PROVISION FOR INCOME TAX	—	—	—	800

NET LOSS	$(44,467)	$(11,325)	$(125,013)	$(26,617)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.01)	$(0.00)	$(0.02)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	6,938,480	5,889,533	6,938,480	5,889,533

See accompanying notes to unaudited condensed financial statements

INTELLIGENT BUYING, INC.

CONDENSED STATEMENTS OF CASH FLOWS

UNAUDITED

	Nine Months Ended September 30,
	2015	2014
OPERATING ACTIVITIES:
Net loss	$(125,013)	$(26,617)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	94,576	734

NET CASH USED IN OPERATING ACTIVITIES	(30,437)	(25,883)

FINANCING ACTIVITIES
Proceeds from shareholder loan	26,190	25,316
Proceeds from loan payable - other	4,000	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	30,190	25,316

DECREASE IN CASH	(247)	(567)

CASH - BEGINNING OF PERIOD	596	1,669

CASH - END OF PERIOD	$349	$1,102

Supplemental cash flow information:
Stock issued for conversion of related party notes payable	$50,382	$—

See accompanying notes to unaudited condensed financial statements

INTELLIGENT BUYING, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

UNAUDITED

1. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared on substantially the same basis as the audited financial statements included in the Intelligent Buying Inc. Annual Report on Form 10-K for the year ended December 31, 2014. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission (SEC) rules and regulations regarding interim financial statements. All amounts included herein related to the condensed financial statements as of September 30, 2015 and the three and nine months ended September 30, 2015 and 2014 are unaudited and should be read in conjunction with the audited financial statements and the notes there to included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

On January 28, 2015, we filed a Report with the Securities and Exchange Commission on Form 8-K, which announced that (a) our principal shareholders had sold their shares of common stock to AMS Encino Investments, Inc., a California corporation controlled by Hector Guerrero, and (b) our principal shareholders were resigning as our officers and directors, and were appointing Mr. Guerrero and Jonathan Herzog as our new officers and directors. The change of control was completed on February 9, 2015. New management has been reviewing the Company’s business model and also exploring other business opportunities, in an effort to enhance shareholder value.

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

2. INCOME TAXES

Net operating loss carry forwards of approximately $862,000 at September 30, 2015 are available to offset future taxable income, if any, and expire in 2034. This results in a net deferred tax asset, assuming an effective tax rate of 34% of approximately $293,000 at September 30, 2015. A valuation allowance in the same amount has been provided to reduce the deferred tax asset, as realization of the asset is not assured. In February 2015, there was a change of control which could have an impact on the availability of net operating losses.

3. GOING CONCERN

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. During the nine months ended September 30, 2015, the Company incurred a net loss of $125,013. The Company had an accumulated deficit of $861,963 as of September 30, 2015. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

5. LOAN PAYABLE- RELATED PARTY

This note was converted to common stock on February 16, 2015 (see note 7).

6. LOAN PAYABLE- OTHER

The loan payable -other bears interest at a rate of 5% per annum and is due on April 14, 2016. The holder has the right to convert the note outstanding into shares of common stock at a conversion price of $0.04 per share.

7. STOCKHOLDERS’ (DEFICIENCY)

Preferred stock

At September 30, 2015, the Company had no shares of its preferred stock issued and outstanding.

Common stock

At September 30, 2015 and December 31, 2014, the Company had 7,156,000 and 5,889,533 shares of its common stock issued and outstanding, respectively. These shares included 1,267,067 shares of restricted common stock issued on February 16, 2015 in exchange for the three notes recorded on the December 31, 2014 balance sheet totaling $50,382 including 809,283 shares issued to Jonathan Herzog, the Company’s President and Chief Operating Officer.

8. CONCENTRATION

The revenue generated by the Company for the nine months ended September 30, 2015 was from one customer.

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

Overview

Plan of Operation

The Company has been engaged since 2004 in the business of asset management and sales of high-end computerized networking equipment to emerging high technology companies. The focus of the Company’s business is to facilitate the liquidation of high-end networking equipment and information technology assets by businesses which are ceasing operations and to resell these assets to evolving technology companies at a fraction of the original cost. In this respect, the Company provides a valuable service to both the financial stakeholders of the selling businesses and the purchasers. Following a change of control on February 9, 2015, new management commenced a review of the Company’s business model and is also exploring other business opportunities, in an effort to enhance shareholder value.

Results of Operations for Fiscal Quarter Ended September 30, 2015 Compared To September 30, 2014

During the third fiscal quarter of 2015, we incurred a net loss of $44,467 with no revenues, compared to a net loss of $11,325 with no revenues in the third fiscal quarter of 2014. Selling, general and administrative expenses in the third quarter of 2015 were $44,467 compared to $11,325 in the third quarter of 2014. We recorded $30,000 in accrued compensation expenses to an officer of the Company.

Results of Operations for Nine Months Ended September 30, 2015 Compared To September 30, 2014

During the nine months ended September 30, 2015, we incurred a net loss of $125,013 on revenues of $13,000 compared to a net loss of $26,617 on revenues of $-0- in the nine months ended September 30, 2014. Selling, general and administrative expenses in the first nine months of 2015 were $125,713 compared to $25,817 in the first nine months of 2014.  We accrued $80,000 compensation expenses to an officer of the Company during the nine month period. The reason for the increase in expenses is largely attributable to an accrual of compensation expense to an officer of the Company as well as increased professional fees.

Liquidity and Capital Resources

We had $349 cash on hand at September 30, 2015 and total current assets of $349. We have accumulated a deficit of $861,963. As of September 30, 2015, we had total liabilities of $135,383 and a negative net working capital of $135,034.

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

No assurance can be given that financing, when needed, will be available.  Whereas officers of the Company have previously extended loans to the Company for working capital purposes; none of our officers or shareholders are obligated to make any loans or advances to us and there can be no assurance that any of our officers or shareholders will make loans or advances to us in the future.

Going Concern. The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. During the nine months ended September 30, 2015, the Company incurred a net loss of $125,013. The Company had an accumulated deficit of $861,963 as of September 30, 2015. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2015. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

Intelligent Buying, Inc.

Date: November 20, 2015	By:	/s/ Hector Guerrero
Hector Guerrero
Chief Executive Officer

Date: November 20, 2015	By:	/s/ Hector Guerrero
Hector Guerrero
Chief Financial Officer