Form 10-K
period 2015-12-31
Intelligent Buying, Inc.
filed 2018-07-09
CIK 1358633

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number: 001-34861

INTELLIGENT BUYING, INC.

(Exact Name of Registrant as Specified in Its Charter)

California	20-0956471
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

400 Seventh Avenue
Brooklyn, NY	11215
(Address of Principal Executive Offices)	(Zip Code)

(718) 788-4014

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐  No ☑

Indicate by check mark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐  No ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every interactive data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See the definitions of “large accelerated filer, “accelerated filer” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standard provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☑  No ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed quarter (September 30, 2015): no sale or bid data was available as of that date.

State the number of shares outstanding of the registrant's $.001 par value common stock as of the close of business on the latest practicable date (May 31, 2018): 7,256,600.

Documents incorporated by reference: None.

EXPLANATORY NOTE:  On June 20, 2018, the Company filed a Form 8-K with the SEC, disclosing a change of control of the Company, which became effective on June 15, 2018.  New management is in the process of preparing and filing its delinquent Forms 10-K and 10-Q; this Form 10-K is one of such delinquent filings.  The financial statements and other financial information in this Form 10-K Annual Report are for and as of the year ended December 31, 2015.  Other information herein, in some places, is as of the date of the filing of this Annual Report.

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

BUSINESS

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

On January 28, 2015, we filed a Report with the Securities and Exchange Commission on Form 8-K, which announced that (a) our principal shareholders had sold their shares of common stock to AMS Encino Investments, Inc., a California corporation controlled by Hector Guerrero, and (b) our principal shareholders were resigning as our officers and directors, and were appointing Mr. Guerrero and Jonathan Herzog as our new officers and directors. That change of control was completed on February 9, 2015.

As of May 31, 2018, AMS Encino Investments, Inc. “AMS”) entered into a Common Stock Purchase Agreement (the “Stock Purchase Agreement”) pursuant to which AMS agreed to sell to Bagel Hole, Inc. (the “Purchaser”), the 5,753,333 shares of common stock (the “Shares”) of the “Company” owned by AMS, constituting approximately 79.3% of the Company’s 7,256,600 issued and outstanding common shares, for $90,000. The transaction was consummated on June 15, 2018; and as a result of the sale there was a change of control of the Company. There is no family relationship or other relationship between AMS and the Purchaser.

As a result of the sale under the Stock Purchase Agreement, Hector Guerrero, who was CEO of AMS and was the Company’s sole officer and director, resigned as the Company’s sole officer and director, and appointed Philip Romanzi, who is the owner of the Purchaser, as the sole director of the Company.  Mr. Romanzi is now the Company’s sole officer and director.

Our Business Generally

The Company was engaged from 2004 in the business of asset management and sales of high-end computerized networking equipment to emerging high technology companies. Commencing in 2011, the Company began providing advertising services to promote products and services of third parties (primarily a related company, Anchorfree Wireless, Inc.) to the Company’s customer base. Under this business model, third parties pay the Company a fee to disseminate their advertising to the Company’s customer base.

The Company maintained its business model and operations described above, since the change of control on February 9, 2105, until October, 2016, when management discontinued operations. Since then, management has explored other business opportunities, in an effort to enhance shareholder value. However, as of the date of filing of this Annual Report on Form 10-K, the Company has not acquired, and has not entered into any agreement to acquire, any assets or businesses. Therefore, as of the date of filing of this Annual Report on Form 10-K, the Company is a “shell,” as defined in Rule 12b-2 of the Securities Exchange Act of 1934.

Employees

As of December 31, 2015, the Company had two persons working for the Company, consisting of its CEO, who was not on payroll, and its President/COO.

ITEM 1A.

RISK FACTORS

Not required as the Company is a “smaller reporting company”.

ITEM 1B.

UNRESOLVED STAFF COMMENTS

None.

ITEM 2.

PROPERTIES

None.

ITEM 3.

LEGAL PROCEEDINGS

As of December 31, 2015, the Company was not a party to any pending or threatened legal proceedings.

ITEM 4.

MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

Market Price

In 2010, our common stock was approved by FINRA to trade on the OTCBB under the symbol “INTB” on an unpriced basis. There has never been a two-sided quotation for the stock and it has yet to actively trade. Even if the common stock were quoted, there may never be substantial activity in such market, if there is substantial activity, such activity may not be maintained, and no prediction can be made as to what prices may prevail in such market.

Holders

As of March 30, 2016, we have issued an aggregate of 7,256,600 shares of our common stock to approximately 40 stockholders of record. The issued and outstanding shares of the Company’s common stock were issued in accordance with the exemptions from registration afforded by Section 4(2) of the Securities Act of 1933 and Regulation D promulgated under the Securities Act. 389,533 shares of the Company’s common stock were registered under a registration statement on Form SB-2 which was declared effective by the U.S. Securities and Exchange Commission on January 15, 2008.

Options and Warrants

None of the shares of our common stock are subject to outstanding options or warrants.

Status of Outstanding Common Stock

As of March 30, 2016, 6,562,616 of our 7,256,600 issued and outstanding shares are held by “affiliates” of the Company, and the remaining shares are either registered or may be transferred subject to the requirements of the Securities Act of 1933. We have not agreed to register any additional outstanding shares of our common stock under the Securities Act.

Dividends

We have not paid any dividends to date, and have no plans to do so in the immediate future.

Recent Sales of Unregistered Securities

In February, 2015, as part of the change of control which took place on February 9, 2015, three convertible promissory notes totaling $50,382.67 were purchased by four persons, including Jonathan Herzog, the Company’s President and Chief Operating Officer as of March 31, 2016. These notes were then converted into a total of 1,267,067 common shares, including 809,283 shares by Mr. Herzog. The issuance of the 1,267,067 shares was exempt from registration under the Securities Act of 1933, as a private transaction not involving a public offering.  In December, 2015, an additional convertible promissory note of $4,000.00 was converted into a total of 100,000 restricted common shares. The issuance of these 1,367,067 shares was exempt from registration under the Securities Act of 1933, as a private transaction not involving a public offering.

Purchases of Equity Securities

The Company has never purchased nor does it own any equity securities of any other issuer.

ITEM 6.

SELECTED FINANCIAL DATA

Year Ended	12/31/15	12/31/14
Revenues	$13,000	$-0-
Net Loss	$(34,837)	$(33,384)
Net Loss Per Share, Basic and Diluted	$(0.01)	$(0.01)
Weighted Average No. Shares, Basic and Diluted	7,018,669	5,889,533
Stockholders’ Deficit	$(40,859)	$(60,404)
Total Assets	$421	$596
Total Liabilities	$41,280	$61,000

ITEM 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Company was engaged since 2004 in the business of asset management and sales of high-end computerized networking equipment to emerging high technology companies. Commencing in 2011, the Company began providing advertising services to promote products and services of third parties (primarily a related company, Anchorfree Wireless, Inc.) to the Company’s customer base. Under this business model, third parties pay the Company a fee to disseminate their advertising to the Company’s customer base.  The Company has abandoned this previous business.

The Company maintained its business model and operations described above, since the change of control on February 9, 2105, until October, 2016, when new management discontinued operations. Since then management has explored other business opportunities, in an effort to enhance shareholder value. However, as of the date of filing of this Annual Report on Form 10-K, the Company has not acquired, and has not entered into any agreement to acquire, any assets or businesses. Therefore, as of the date of filing of this Annual Report on Form 10-K, the Company is a “shell,” as defined in Rule 12b-2 of the Securities Exchange Act of 1934.

Liquidity

As of December 31, 2015, we had $421 in cash and negative working capital of ($40,859). On February 18, 2015 management advanced the Company $10,000 to continue operations. During the year ended December 31, 2015, management advanced an additional $26,090 making the total advances of  $36,090.

Going Concern.  Our independent auditors have added an explanatory paragraph to their audit issued in connection with the financial statements for the period ended December 31, 2015, relative to our ability to continue as a going concern. The Company’s total liabilities exceeded its total assets by $40,859. We had an accumulated deficit of $771,787 at December 31, 2015 and recorded a loss of $34,837 for the year ended December 31, 2015. Because our auditors have issued a going concern opinion, there is substantial uncertainty we will continue operations in which case you could lose your investment. This means that there is substantial doubt that we can continue as an ongoing business for the next 12 months. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business.

Results of Operations for Comparative Years Ended December 31, 2015 and 2014:

The following table summarizes the results of operations during the years ended December 31, 2015 and 2014:

Line Item	12/31/15 (audited)	12/31/14 (audited)	Increase (Decrease)	Percentage Increase (Decrease)

Revenues	$13,000	$-0-	$13,000	100%
Net loss	(34,837)	(33,384)	1,453	4.4%
Expenses	35,537	32,584	2,953	9.1%
Earnings loss per share of common stock	(0.01)	(0.01)	—

Comparisons between Cost of Sales, Selling, General and Administrative Expenses for the years ended December 31, 2015 and December 31, 2014 are as follows:

	12 Months Ended 12/31/2015	12 Months Ended 12/31/2014
Cost of Sales	$12,300	$-0-
Ratio of Cost of Sales to Sales	94.6%	0%
Selling, General and Administrative Expenses	$35,537	$32,584

We had a net loss of $34,837 for the year ended December 31, 2015 as compared with a net loss of $33,384 for the year ended December 31, 2014.  This minimal increase in our net loss was because we had revenues of $13,000 but increased selling, general and administrative expenses in the year ended December 31, 2015.

The Company’s revenues in any given period is significantly affected by the demand for the advertising and other services provided by the Company and by the working capital the Company has available for it.

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

Cash

The Company considers all short-term highly liquid investments with an original maturity date of purchase of three months or less to be cash equivalents.

Revenue Recognition

Our revenue recognition policy is in accordance with generally accepted accounting principles, which requires the recognition of sales when there is evidence of a sales agreement, the delivery of goods has occurred, the sales price is fixed or determined and the collectability of revenue is reasonably assured. The Company does not provide support on products sold unless a separate agreement for installation and setup has been entered into. The revenue from such an agreement would be reported separately as fee income if and when such services are performed, completed and accepted by the customer.

Net loss per common share – basic and diluted

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

Stock-based compensation

The Company has adopted the FASB standard on Share-Based Payment, which addresses the accounting for share-based payment transactions. The standard eliminates the ability to account for share-based compensation transactions using old standards, and generally requires instead that such transactions be accounted and recognized in the statement of operations based on their fair value. The standard is effective for public companies that file as small business issuers as of the first interim or annual reporting period that begins after December 15, 2005. Depending upon the number of and terms for options that may be granted in future periods, the implementation of this standard could have a significant non-cash impact on results of operations in future periods

During the years ended December 31, 2015 and 2014, there were no stock options granted or outstanding.

Fair value of financial instruments

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

Income Taxes

The Company uses the asset and liability method of accounting for income taxes in accordance with ASC Topic 740, “Income Taxes.” Under this method, income tax expense is recognized for the amount of: (i) taxes payable or refundable for the current year and (ii) deferred tax consequences of temporary differences resulting from matters that have been recognized in an entity’s financial statements or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is provided to reduce the deferred tax assets reported if based on the weight of the available positive and negative evidence, it is more likely than not some portion or all of the deferred tax assets will not be realized.

ASC Topic 740.10.30 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740.10.40 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board or other standard setting bodies that may have an impact on our accounting and reporting. We believe that such recently issued accounting pronouncements and other authoritative guidance for which the effective date is in the future either will not have an impact on our accounting or reporting or that such impact will not be material to our financial position, results of operations, and cash flows when implemented.

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

See pages F-1 through F-10.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A.

CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures

Our principal executive and principal financial officer has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a - 15(e) and 15d - 15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this annual report. He has concluded that, based on such evaluation, our disclosure controls and procedures were not effective as of December 31, 2015.

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

Management has utilized the framework set forth in the 2013 version of "Internal Control — Integrated Framework" published by the Committee of Sponsoring Organizations ("COSO") of the Treadway Commission to evaluate the effectiveness of the Company's internal control over financial reporting and utilized the additional guidance contained in the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control over Financial Reporting - Guidance for Smaller Public Companies.   A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Management's Assessment

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission.

For the year ended December 31, 2015, our management has assessed the effectiveness of our internal control over financial reporting and has determined that our internal control over financial reporting was not effective due to the lack of segregation of duties to ensure that the information required to be disclosed by the Company under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the Exchange Act and accumulated and communicated to the Company's Management, including the Principal Executive Officer and the Principal Financial Officer, to allow timely decisions regarding required disclosure.

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

None.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors, Executive Officers and Significant Employees

The following table sets forth information with respect to our directors and executive officers, as of the date of the filing of this Annual Report on Form 10-K, giving effect to the change of control which took place on June 15, 2018.

Name	Position(s)	Age
Philip Romanzi	Director, CEO, CFO	56
400 Seventh Avenue
Brooklyn, NY 110215

The following sets forth biographical information regarding the Company’s new directors and officers:

For more than the past five years, Mr. Romanzi has been the sole owner, officer and director of Bagel Hole, Inc.

Audit Committee and Audit Committee Financial Expert

We do not currently have an audit committee financial expert, nor do we have an audit committee. Our board of directors, which currently consists only of Mr. Romanzi, is responsible for the functions that would otherwise be handled by an audit committee. We do not currently have the capital resources to pay director fees to a qualified independent expert who would be willing to serve on our board and who would be willing to act as an audit committee financial expert.

Section 16(a) Beneficial Ownership Reporting Compliance.

Section 16(a) of the Securities Act of 1934 requires the Company's officers and directors, and greater than 10% stockholders, to file reports of ownership and changes in ownership of its securities with the Securities and Exchange Commission. Copies of the reports are required by SEC regulation to be furnished to the Company. Based on management's review of these reports during the fiscal year ended December 31, 2015, all reports required to be filed for the fiscal year ended December 31, 2015 were filed on a timely basis.

ITEM 11.

EXECUTIVE COMPENSATION

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to our current or former officers for services during the last three fiscal years in all capacities to us, our subsidiaries and predecessors. No executive officer received compensation of $100,000 or more in any of the last three fiscal years.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation Earnings ($)	Non- qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Hector Guerrero	2015	0	0	0	0	0	0	0	0
Former CEO, Treasurer,
and Director

Jonathan Herzog	2015	80,000(1)	0	0	0	0	0	0	0
Former President, COO
and Director

Eugene Malobrodsky	2015	0	0	0	0	0	0	0	0
Former CEO,	2014	0	0	0	0	0	0	0	0
Secretary	2013	0	0	0	0	0	0	0	0
and Director

David Gorodyansky	2015	0	0	0	0	0	0	0	0
Former President,	2014	0	0	0	0	0	0	0	0
COO, CFO and	2013	0	0	0	0	0	0	0	0
Director

———————

(1)

Accrued and forgiven as of December 31, 2015.

Outstanding Equity Awards at Fiscal Year End

None of our executive officers received any equity awards, including, options, restricted stock or other equity incentives, during the fiscal year ended December 31, 2015.

Additional Narrative Disclosures

We had no salaried employees as of December 31, 2015 or as of the date of filing this Annual Report, Our executive officer is employed at will and has no employment agreement with us. We do not have any bonus, deferred compensation or retirement plan.

Director Compensation

We have no standard arrangements in place to compensate our directors for their service as directors or as members of any committee of directors; however, the Company agreed to accrue compensation to Mr. Herzog in the amount of $10,000 per month commencing as of February 2015, pursuant to a verbal agreement. None of the accrued $80,000 for the year 2015 was paid, and all of it was forgiven as of December 31, 2015.

In the future, if we retain non-employee directors, we may decide to compensate them for their service to us as directors and members of committees.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The following table sets forth information regarding beneficial ownership of our common stock as of the date of the filing of this Annual Report on Form 10-K (i) by each person who is known by us to beneficially own more than five percent of our common stock; (ii) by each of our officers and directors; and (iii) by all of our officers and directors as a group:

		Amount and Nature
Title of Class	Name and Address of Beneficial Owner	of Beneficial Ownership	Percent of Class(1)

Common Stock	Bagel Hole, Inc.(2)	5,653,333	77.9%
Par value $.001

	All directors and officers as a group (1 person)	5,653,333	77.9%

———————

(1)	Based upon 7,256,600 shares issued and outstanding as of March 30, 2016.
(2)	Philip Romanzi is the sole owner of Bagel Hole, Inc., and is therefore deemed to be the beneficial owner of the 5,653,333 shares.

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

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

6. In February, 2015, as part of the change of control which took place on February 9, 2015, three promissory notes totaling $50,382.67 were purchased by four persons, including Jonathan Herzog, the Company’s President and Chief Operating Officer. These notes were then converted into a total of 1,267,067 common shares, including 809,283 shares by Mr. Herzog. In December, 2015, an additional convertible promissory note of $4,000.00 was converted into a total of 100,000 restricted common shares

Director Independence

As of the date of filing of this Annual Report, the Board of Directors is currently composed only of Mr. Philip Romanzi, who is not “independent,” as that term is defined under the NASDAQ listing standards.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

The aggregate fees billed by our auditors, Paritz & Co., for professional services rendered for the audit of our annual financial statements for the year ended December 31, 2015 and review of our interim financial statements for the first, second and third quarters of 2015 were approximately $5,500. The aggregate fees billed by our auditors for professional services rendered for the audit of our annual financial statements for fiscal year ended December 31, 2014 were approximately $9,500.

AUDIT-RELATED FEES

During the last two fiscal years, no fees were billed or incurred for assurance or related services by our auditors that were reasonably related to the audit or review of financial statements reported above.

TAX FEES

There were no tax preparation fees billed for the fiscal years ended December 31, 2015 or 2014.

ALL OTHER FEES

During the last two fiscal years, no other fees were billed or incurred for services by our auditors other than the fees noted above. Our board, acting as an audit committee, deemed the fees charged to be compatible with maintenance of the independence of our auditors.

THE BOARD OF DIRECTORS PRE-APPROVAL POLICIES

We do not have a separate audit committee. Our sole director is responsible for performing the functions of an audit committee. Before an independent auditor is engaged by us to render audit or non-audit services, our director approves the engagement.  Board of directors pre-approval of non-audit services, other than review and attest services, also will not be required if such services fall within available exceptions established by the SEC. For the fiscal year ended December 31, 2015, 100% of audit-related services, tax services and other services performed by our independent auditors were pre-approved by our board of directors.

Our board has considered whether the services described above under the caption "All Other Fees", which are currently none, is compatible with maintaining the auditor's independence.

The board approved all fees described above.

PART IV

ITEM 15.

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this 10-K:

1.  FINANCIAL STATEMENTS

The following documents are filed in Part II, Item 8 of this annual report on Form 10-K:

·	Report of Paritz & Co., Independent Registered Certified Public Accounting Firm

·	Balance Sheets as of December 31, 2015 and 2014

·	Statements of Operations and Accumulated Deficit for the years ended December 31, 2015 and 2014

·	Statements of Changes in Stockholders’ Deficiency for the period from December 31, 2010 to December 31, 2015

·	Statements of Cash Flows for the years ended December 31, 2015 and 2014

·	Notes to Financial Statements

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

ITEM 16.

FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTELLIGENT BUYING, INC.

Dated: July 7, 2018	By:	/s/ Philip Romanzi
Philip Romanzi, CEO and CFO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity and on the date indicated.

Signature	Title	Date

/s/ Philip Romanzi	CEO	July 7, 2018
Philip Romanzi

INTELLIGENT BUYING, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Intelligent Buying, Inc.

We have audited the accompanying balance sheets of Intelligent Buying, Inc. (the”Company”) as of December 31, 2015 and 2014, and the related statements of operations, stockholders’ deficiency, and cash flows for the years ended December 31, 2015 and 2014. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Intelligent Buying, Inc. as of December 31, 2015 and 2014, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared on a going concern basis. The ability of the Company to continue as a going concern is dependent upon, among other things, its successful execution of its plan of operations and ability to raise additional financing. There is no guarantee that the Company will be able to raise additional capital or sell any of its products or service at a profit. As discussed in Note 3 to the financial statements, the Company has losses from operations and has an accumulated deficit of $771,787 at December 31, 2015. The Company currently has limited liquidity, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Paritz & Company, P.A.

Hackensack, NJ

July 3, 2018

INTELLIGENT BUYING, INC.

BALANCE SHEETS

	December 31,
	2015	2014
ASSETS

CURRENT ASSETS
Cash	$421	$596
TOTAL CURRENT ASSETS	421	596

TOTAL ASSETS	421	596

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
Accounts payable and accrued expenses	5,190	10,618
Loan payable	—	19,551
Loan payable – related parties	36,090	25,420
Loan payable - Other	—	5,411
TOTAL CURRENT LIABILITIES	41,280	61,000

STOCKHOLDERS’ DEFICIENCY
Common Stock - Par Value of $0.001; 50,000,000 shares authorized; 7,256,600 and 5,889,533 shares issued and outstanding as of December 31, 2015 and 2014, respectively.	7,257	5,889
Additional Paid-in Capital	723,671	670,657
Accumulated deficit	(771,787)	(736,950)
TOTAL STOCKHOLDERS' DEFICIENCY	(40,859)	(60,404)
TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIENCY	$421	$596

See Notes to Financial Statements

INTELLIGENT BUYING, INC.

STATEMENTS OF OPERATIONS

	Year ended December 31,
	2015	2014
REVENUES:
Related Party	$13,000	$—
TOTAL REVENUES	13,000	—

Cost of sales	12,300	—

Gross Profit	700	—

Operating Expenses
Selling, general and administrative	35,537	32,584
TOTAL OPERATING EXPENSES	35,537	32,584

LOSS FROM OPERATIONS	(34,837)	(32,584)

INCOME TAX PROVISION	—	800

NET LOSS	$(34,837)	$(33,384)

NET LOSS PER COMMON SHARE – BASIC AND DILUTED	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	7,018,669	5,889,533

See Notes to Financial Statements

INTELLIGENT BUYING, INC.

STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2015	2014
OPERATING ACTIVITIES:
Net loss	$(34,837)	$(33,384)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	(5,428)	(5,258)
NET CASH USED IN OPERATING ACTIVITIES	(40,265)	(38,642)

FINANCING ACTIVITIES:
Proceeds of loan payable	—	6,738
Proceeds of loan payable – related parties	36,090	—
Proceeds of loan payable – other	4,000	30,831
NET CASH PROVIDED BY FINANCING ACTIVITIES	40,090	37,569

DECREASE IN CASH	(175)	(1,073)

CASH-BEGINNING OF YEAR	596	1,669
CASH-END OF YEAR	$421	$596

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$—	$—
Taxes	$—	$—

Supplemental disclosure of non-cash financing activities:
Debt converted into common stock	$54,382	$—

See Notes to Financial Statements

INTELLIGENT BUYING, INC.

STATEMENT OF STOCKHOLDERS’ DEFICIENCY

					Additional
	Common Stock		Preferred Stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance December 31, 2013	5,889,533	$5,889	—	$—	$670,657	$(703,566)	$(27,020)

Net loss						(33,384)	(33,384)

Balance December 31, 2014	5,889,533	5,889	—	—	670,657	(736,950)	(60,404)

Conversion of debt into common stock	1,367,067	1,368	—	—	53,014	—	54,382

Net loss						(34,837)	(34,837)

Balance December 31, 2015	7,256,600	$7,257	—	$—	$723,671	$(771,787)	$(40,859)

See Notes to Financial Statements

INTELLIGENT BUYING, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2015

1. FORMATION AND BUSINESS OF THE COMPANY

Business description

The financial statements presented are those of Intelligent Buying, Inc. (the “Company”).  The Company was incorporated under the laws of the State of California on March 22, 2004, and was in the business of providing advertising services to promote products and services of third parties (primarily a related company, Anchorfree Wireless, Inc.) to the Company’s customer base. Under this business model, third parties pay the Company a fee to disseminate their advertising to the Company’s customer base.

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

Cash

The Company considers all short-term highly liquid investments with an original maturity date of purchase of three months or less to be cash equivalents.

Revenue Recognition

Our revenue recognition policy is in accordance with generally accepted accounting principles, which requires the recognition of sales when there is evidence of a sales agreement, the delivery of goods has occurred, the sales price is fixed or determined and the collectability of revenue is reasonably assured. The Company does not provide support on products sold unless a separate agreement for installation and setup has been entered into. The revenue from such an agreement would be reported separately as fee income if and when such services are performed, completed and accepted by the customer.

Net loss per common share – basic and diluted

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

Stock-based compensation

The Company has adopted the FASB standard on Share-Based Payment, which addresses the accounting for share-based payment transactions. The standard eliminates the ability to account for share-based compensation transactions using old standards, and generally requires instead that such transactions be accounted and recognized in the statement of operations based on their fair value. The standard is effective for public companies that file as small business issuers as of the first interim or annual reporting period that begins after December 15, 2005. Depending upon the number of and terms for options that may be granted in future periods, the implementation of this standard could have a significant non-cash impact on results of operations in future periods

During the years ended December 31, 2015 and 2014, there were no stock options granted or outstanding.

INTELLIGENT BUYING, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2015

Fair value of financial instruments

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

Income Taxes

The Company uses the asset and liability method of accounting for income taxes in accordance with ASC Topic 740, “Income Taxes.” Under this method, income tax expense is recognized for the amount of: (i) taxes payable or refundable for the current year and (ii) deferred tax consequences of temporary differences resulting from matters that have been recognized in an entity’s financial statements or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is provided to reduce the deferred tax assets reported if based on the weight of the available positive and negative evidence, it is more likely than not some portion or all of the deferred tax assets will not be realized.

ASC Topic 740.10.30 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740.10.40 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

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

3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred losses since inception and has an accumulated deficit of $771,787 as of December 31. 2015. These factors among others, raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that may result from the outcome of these uncertainties. The Company will require additional financing moving forward and is pursuing various strategies to accomplish this, including seeking equity funding and/or debt funding from private placement sources. Although management believes that it will be able to obtain the necessary funding to allow the Company to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.

INTELLIGENT BUYING, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2015

Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. There are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

4.  STOCKHOLDERS’ (DEFICIENCY)

Preferred stock

At December 31, 2015, the Company had no shares of its preferred stock issued and outstanding. Previously issued preferred shares were converted according to their terms into 5,000,000 shares of common stock on September 16, 2010.

Common stock

At December 31, 2015 and 2014, the Company had 7,256,600 and 5,889,533 shares of its common stock issued and outstanding, respectively. These shares included 1,267,067 shares of common stock issued on February 16, 2015 in exchange for the three converted notes recorded on the December 31, 2014 balance sheet totaling $50,382, including 809,283 shares issued to Jonathan Herzog, the Company’s President and Chief Operating Officer until May 9, 2016, and 100,000 shares issued in December, 2015 to a nonaffiliate, upon conversion of another convertible note. Dividends may be paid on outstanding shares of common stock as declared by the Board of Directors. Each share of common stock is entitled to one vote. The Company has never paid dividends.

5.  INCOME TAXES

The Company’s income tax benefit differs from the expected income tax benefit by applying the U.S. Federal statutory rate of 34% to net income (loss) as follows:

	December 31,
	2015	2014
Income tax benefit at statutory rate of 34%	12,000	11,000

Change in valuation allowance	(12,000)	(11,000)
	—	—

	December 31,
	2015	2014
Deferred tax assets consist of:
Deferred tax assets (liabilities)
Net operating loss carry forward	262,000	250,000
Change in valuation allowance	(262,000)	(250,000)
	—	—

For the year ended December 31, 2015, the Company had approximately $770,000 of federal and state net operating loss carryovers (NOL’s) which begin to expire in 2035. The NOL’s may be subject to limitations under Internal Revenue Code Section 382 should there be a 50% ownership change as determined under regulations.

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

INTELLIGENT BUYING, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2015

The Company is currently not open to audit for all years ended December 31, 2003 to present because of its large NOL carryforwards. However, the Company is only open to additional tax assessments under the Internal Revenue code statute of limitations for the years ended December 31, 2012 to present; however, it does not currently have any ongoing tax examinations.

6.  LOAN PAYABLE - RELATED PARTIES

On February 18, 2015 management advanced the Company $10,000 to continue operations. During the year ended December 31, 2015, management advanced additional amounts to the Company aggregating $26,090, making the total of advances $36,090. Advances are all due on demand with no interest payable. (Also see Note 7)

7. RELATED PARTY TRANSACTIONS

The Company previously sold to Anchorfree Wireless, Inc, and AFNCA, Inc., companies which are controlled by the former principal shareholders of the Company. During the year ended December 31, 2015, $13,000 in revenues were generated from Anchorfree Wireless, Inc, and AFNCA, and none from any other customer. As of December 31, 2015 and 2014, Anchorfree Wireless, Inc and AFNCA, Inc. were not indebted to the Company for revenues generated in the ordinary course of business. All loans as shown on the balance sheet are related party loans that bear no interest and are due on demand.

8. SUBSEQUENT EVENTS

Management has evaluated subsequent events and has determined no material events have occurred that require recognition in or disclosure to the financial statements.