Form 10-Q
period 2016-03-31
Intelligent Buying, Inc.
filed 2018-07-25
CIK 1358633

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016

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

State the number of shares outstanding of the registrant's $.001 par value common stock as of the close of business on the latest practicable date (March 31, 2016): 7,256,600.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INTELLIGENT BUYING, INC.

CONDENSED BALANCE SHEETS

(UNAUDITED)

	March 31, 2016	December 31, 2015

ASSETS

CURRENT ASSETS
Cash	$12	$421
TOTAL CURRENT ASSETS AND TOTAL ASSETS	$12	$421

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$5,487	$5,190
Loan payable- related party	36,090	36,090
TOTAL CURRENT LIABILITIES	41,577	41,280

STOCKHOLDERS’ DEFICIENCY:
Preferred Stock – Par Value of $.001; 25,000,000 shares authorized; no shares issued and outstanding as of March 31, 2016 and December 31, 2015	—	—
Common Stock – Par Value of $.001; 50,000,000 shares authorized; 7,256,600 shares issued and outstanding as of March 31, 2016 and December 31, 2015	7,257	7,257
Additional paid-in capital	723,671	723,671
Accumulated deficit	(772,493)	(771,787)
TOTAL STOCKHOLDERS’ DEFICIENCY	(41,565)	(40,859)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$12	$421

See accompanying notes to unaudited condensed financial statements

INTELLIGENT BUYING, INC.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
	2016	2015

REVENUES
Related party	$—	$13,000
TOTAL REVENUES	—	13,000

Cost of sales	—	12,300

Gross Profit	—	700

Operating Expenses
Selling, general and administrative	706	32,083
TOTAL OPERATING EXPENSES	706	32,083

LOSS BEFORE PROVISION FOR INCOME TAX	(706)	(31,383)

PROVISION FOR INCOME TAX	—	—

NET LOSS	$(706)	$(31,383)

NET LOSS PER COMMON SHARE - BASIC AND DILUTED	$(0.00)	$(0.005)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	7,256,600	6,494,929

See accompanying notes to unaudited condensed financial statements

INTELLIGENT BUYING, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2016	2015
OPERATING ACTIVITIES:
Net loss	$(706)	$(31,383)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	297	33,857
Accounts receivable	—	(13,000)
NET CASH USED IN OPERATING ACTIVITIES	(409)	(10,526)

FINANCING ACTIVITIES
Proceeds from shareholder loan	—	10,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	—	10,000

DECREASE IN CASH	(409)	(526)

CASH - BEGINNING OF PERIOD	421	596

CASH - END OF PERIOD	$12	$70

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$—	$—
Taxes	$—	$—

Supplemental disclosure of non-cash financing activities:
Debt converted into common stock	$—	$50,382

See accompanying notes to unaudited condensed financial statements

INTELLIGENT BUYING, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

1. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared on substantially the same basis as the audited financial statements included in the Intelligent Buying Inc. Annual Report on Form 10-K for the year ended December 31, 2015. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission (SEC) rules and regulations regarding interim financial statements. All amounts included herein related to the condensed financial statements as of March 31, 2016 and for the three months ended March 31, 2016 and 2015 are unaudited and should be read in conjunction with the audited financial statements and the notes there to included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

In the opinion of management, the accompanying financial statements include all necessary adjustments for the fair presentation of the Company’s financial position, results of operations and cash flows. The results of operations for the interim periods presented are not necessarily indicative of the operating results to be expected for any subsequent interim period or for the full fiscal year ending December 31, 2016 or any other period.

Business description

The financial statements presented are those of Intelligent Buying, Inc. (the “Company”). The Company was incorporated under the laws of the State of California on March 22, 2004 and until October, 2016 was in the business of media advertising and acquiring high-end computer and networking equipment from resellers and end-users and then reselling this equipment at discounted prices.

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

As of May 31, 2018, AMS Encino Investments, Inc. (“AMS”) entered into a Common Stock Purchase Agreement (the “Stock Purchase Agreement”) pursuant to which AMS agreed to sell to Bagel Hole, Inc. (the “Purchaser”), the 5,753,333 shares of common stock (the “Shares”) of the “Company” owned by AMS, constituting approximately 79.3% of the Company’s 7,256,600 issued and outstanding common shares, for $90,000. The transaction was consummated on June 15, 2018; and as a result of the sale there was a change of control of the Company. There is no family relationship or other relationship between AMS and the Purchaser.

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

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

2. INCOME TAXES

The Company’s income tax benefit differs from the expected income tax benefit by applying the U.S. Federal statutory rate of 34% to net income (loss) as follows:

	Three Months Ended March 31,
	2016	2015
Income tax benefit at statutory rate of 34%	$—	$11,000

Change in valuation allowance	—	(11,000)
	$—	$—

INTELLIGENT BUYING, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Federal and State net operating loss carryovers of approximately $770,000 at March 31, 2016 are available to offset future taxable income, if any, and expire in 2035. This results in a net deferred tax asset, assuming an effective tax rate of 34% of approximately $262,000 at March 31, 2016. A valuation allowance in the same amount has been provided to reduce the deferred tax asset, as realization of the asset is not assured. In February 2015, there was a change of control which could have an impact on the availability of net operating losses.

3. GOING CONCERN

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. During the three months ended March 31, 2016, the Company incurred a net loss of $706. The Company had an accumulated deficit of $772,493 as of March 31, 2016. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s future success is dependent upon its ability to acquire a business or assets, achieve profitable operations, generate cash from operating activities and obtain financing. We can provide no assurances in that regard.

4. LOAN PAYABLE- RELATED PARTY

As of March 31, 2016 and December 31, 2015 management had advanced the Company amounts aggregating $36,090 for operating purposes. Advances are all due on demand with no interest payable.

5. STOCKHOLDERS’ (DEFICIENCY)

Preferred stock

At March 31, 2016, the Company had no shares of its preferred stock issued and outstanding.

Common stock

At March 31, 2016 and December 31, 2015, the Company had 7,256,600 shares of its common stock issued and outstanding.

6. SUBSEQUENT EVENTS

As of May 31, 2018, AMS Encino Investments, Inc. (“AMS”) entered into a Common Stock Purchase Agreement (the “Stock Purchase Agreement”) pursuant to which AMS agreed to sell to Bagel Hole, Inc. (the “Purchaser”), the 5,753,333 shares of common stock (the “Shares”) of the “Company” owned by AMS, constituting approximately 79.3% of the Company’s 7,256,600 issued and outstanding common shares, for $90,000. The transaction was consummated on June 15, 2018; and as a result of the sale there was a change of control of the Company. There is no family relationship or other relationship between AMS and the Purchaser.

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

Overview

Plan of Operation

The Company was engaged from 2004 until October, 2016 in the business of asset management and sales of high-end computerized networking equipment to emerging high technology companies

The Company maintained its business model and operations described above, since the change of control on February 9, 2015, until October, 2016. Management is exploring other business opportunities, in an effort to enhance shareholder value. As of the date of filing of this Quarterly Report on Form 10-Q, the Company has not acquired, and has not entered into any agreement to acquire, any assets or businesses. Therefore, as of the date of filing of this Quarterly Report on Form 10-Q, the Company is a “shell,” as defined in Rule 12b-2 of the Securities Exchange Act of 1934.

Results of Operations for Fiscal Quarter Ended March 31, 2016 Compared To March 31, 2015

During the first fiscal quarter of 2016, we incurred a net loss of $706 with no revenues, compared to a net loss of $31,383 with revenues of $13,000 in the first fiscal quarter of 2015. Selling, general and administrative expenses in the first quarter of 2016 were $706 compared to $32,083 in the first quarter of 2015.

The reason for the reduction in expenses is largely attributable to the winding down of activities at the Company, as the Company continued to explore other business opportunities, in an effort to enhance shareholder value.

Liquidity and Capital Resources

We had $12 cash on hand at March 31, 2016 and total current assets of $12. We have accumulated deficit of $772,493 as of March 31, 2016. As of March 31, 2016, we had total liabilities of $41,577 and a negative net working capital of $41,565.

Going Concern. The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. During the three months ended March 31, 2016, the Company incurred a net loss of $706. The Company had an accumulated deficit of $772,493 as of March 31, 2016. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2016. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control Over Financial Reporting

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the  quarter ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Intelligent Buying, Inc.

Date: July 25, 2018	By:	/s/ Philip Romanzi
Philip Romanzi
Chief Executive Officer and Chief Financial Officer