Form 10-Q
period 2016-06-30
Intelligent Buying, Inc.
filed 2018-08-14
CIK 1358633

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

Commission file number: 001-34861

INTELLIGENT BUYING, INC.

(Exact name of registrant as specified in its charter)

California	20-0956471
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

400 Seventh Avenue Brooklyn, NY	(718) 788-4014
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (718) 788-4014

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

State the number of shares outstanding of the registrant's $.001 par value common stock as of the close of business on the latest practicable date (July 31, 2016): 7,256,600.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INTELLIGENT BUYING, INC.

CONDENSED BALANCE SHEETS

(UNAUDITED)

	June 30, 2016	December 31, 2015

ASSETS

CURRENT ASSETS
Cash	$12	$421
TOTAL CURRENT ASSETS AND TOTAL ASSETS	$12	$421

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$5,784	$5,190
Loan payable- related party	36,090	36,090
TOTAL CURRENT LIABILITIES AND TOTAL LIABILITIES	41,874	41,280

STOCKHOLDERS’ DEFICIENCY:
Preferred Stock – Par Value of $.001; 25,000,000 shares authorized; no shares issued and outstanding as of June 30, 2016 and December 31, 2015	—	—
Common Stock – Par Value of $.001; 50,000,000 shares authorized; 7,256,600 shares issued and outstanding as of June 30, 2016 and December 31, 2015	7,257	7,257
Additional paid-in capital	723,671	723,671
Accumulated deficit	(772,790)	(771,787)
TOTAL STOCKHOLDERS’ DEFICIENCY	(41,862)	(40,859)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$12	$421

See accompanying notes to unaudited condensed financial statements

INTELLIGENT BUYING, INC.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

REVENUES
Related party	$—	$—	$—	$13,000
TOTAL REVENUES			—	13,000
	—	—
Cost of sales	—	—	—	12,300

Gross Profit	—	—	—	700

Operating Expenses
Selling, general and administrative	297	48,494	1003	80,577
TOTAL OPERATING EXPENSES	297	48,494	1003	80,577

LOSS BEFORE PROVISION FOR INCOME TAX	(297)	(48,494)	(1003)	(79,877)

PROVISION FOR INCOME TAX	—	—	—	—

NET LOSS	$(297)	$(48,494)	$(1003)	$(79,877)

NET LOSS PER COMMON SHARE - BASIC AND DILUTED	$(0.00)	$(0.01)	$(0.00)	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	7,256,600	6,494,929	7,256,600	6,827,603

See accompanying notes to unaudited condensed financial statements

INTELLIGENT BUYING, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2016	2015
OPERATING ACTIVITIES:
Net loss	$(1003)	$(79,877)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	594	54,457
Accounts receivable	—	—
NET CASH USED IN OPERATING ACTIVITIES	(409)	(25,420)

FINANCING ACTIVITIES
Proceeds from shareholder loan	—	21,408
Other loan proceeds	—	4,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	—	25,408

DECREASE IN CASH	(409)	(12)

CASH - BEGINNING OF PERIOD	421	596

CASH - END OF PERIOD	$12	$584

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$—	$—
Taxes	$—	$—

Supplemental disclosure of non-cash financing activities:
Debt converted into common stock	$—	$50,382

See accompanying notes to unaudited condensed financial statements

INTELLIGENT BUYING, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

1. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared on substantially the same basis as the audited financial statements included in the Intelligent Buying Inc. Annual Report on Form 10-K for the year ended December 31, 2015. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission (SEC) rules and regulations regarding interim financial statements. All amounts included herein related to the condensed financial statements as of June 30, 2016 and for the six months ended June 30, 2016 and 2015 are unaudited and should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

	Six Months Ended June 30,
	2016	2015
Income tax benefit at statutory rate of 34%	$—	$11,000

Change in valuation allowance	—	(11,000)
	$—	$—

INTELLIGENT BUYING, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Federal and State net operating loss carryovers of approximately $770,000 at June 30, 2016 are available to offset future taxable income, if any, and expire in 2035. This results in a net deferred tax asset, assuming an effective tax rate of 34% of approximately $262,000 at June 30, 2016. A valuation allowance in the same amount has been provided to reduce the deferred tax asset, as realization of the asset is not assured. In February 2015, and again in June 2018, there was a change of control which could have an impact on the availability of net operating losses.

3. GOING CONCERN

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. During the six months ended June 30, 2016, the Company incurred a net loss of $1,003. The Company had an accumulated deficit of $772,790 as of June 30, 2016. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s future success is dependent upon its ability to acquire a business or assets, achieve profitable operations, generate cash from operating activities and obtain financing. We can provide no assurances in that regard.

4. LOAN PAYABLE- RELATED PARTY

As of June 30, 2016 and December 31, 2015 management had advanced the Company amounts aggregating $36,090 for operating purposes. Advances are all due on demand with no interest payable.

5. STOCKHOLDERS’ (DEFICIENCY)

Preferred stock

At June 30, 2016, the Company had no shares of its preferred stock issued and outstanding.

Common stock

At June 30, 2016 and December 31, 2015, the Company had 7,256,600 shares of its common stock issued and outstanding.

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

Overview

Plan of Operation

The Company was engaged from 2004 through 2016 in the business of asset management and sales of high-end computerized networking equipment to emerging high technology companies

The Company maintained its business model and operations described above, since the change of control on February 9, 2015, until October, 2016. Management has been exploring other business opportunities, in an effort to enhance shareholder value. As of the date of filing of this Quarterly Report on Form 10-Q, the Company has not acquired, and has not entered into any agreement to acquire, any assets or businesses. Therefore, as of the date of filing of this Quarterly Report on Form 10-Q, the Company is a “shell,” as defined in Rule 12b-2 of the Securities Exchange Act of 1934.

Results of Operations for Fiscal Quarter Ended June 30, 2016 Compared To June 30, 2015

During the second fiscal quarter of 2016, we incurred a net loss of $297 with no revenues, compared to a net loss of $48,494 with no revenues in the second fiscal quarter of 2015. Selling, general and administrative expenses in the second quarter of 2016 were $297 compared to $48,494 in the second quarter of 2015.

The reason for the reduction in expenses is largely attributable to the winding down of activities at the Company, as the Company continued to explore other business opportunities, in an effort to enhance shareholder value.

Liquidity and Capital Resources

We had $12 cash on hand and total current assets of  $12 at June 30, 2016.  We have accumulated deficit of $772,790 as of June 30, 2016. As of June 30, 2016, we had total liabilities of $41,874 and a negative net working capital of $41,862.

Going Concern. The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. During the six months ended June 30, 2016, the Company incurred a net loss of $1,003. The Company had an accumulated deficit of $772,790 as of June 30, 2016. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2016. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control Over Financial Reporting

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the  quarter ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Intelligent Buying, Inc.

Date: August 14, 2018	By:	/s/ Philip Romanzi
Philip Romanzi
Chief Executive Officer and Chief Financial Officer