Form 10-Q
period 2017-03-31
Intelligent Buying, Inc.
filed 2018-11-05
CIK 1358633

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings requirements for the past 90 days. Yes ☐ No ☑

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See the definitions of “large accelerated filer, “accelerated filer” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

State the number of shares outstanding of the registrant's $.001 par value common stock as of the close of business on the latest practicable date (October 30, 2018): 7,256,600.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INTELLIGENT BUYING, INC.

CONDENSED BALANCE SHEETS

(UNAUDITED)

	March 31, 2017	December 31, 2016

ASSETS

CURRENT ASSETS
Cash	$—	$—
TOTAL CURRENT ASSETS	—	—

TOTAL ASSETS	$—	$—

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$6,675	$6,378
Loan payable- related party	36,090	36,090
TOTAL CURRENT LIABILITIES	42,765	42,468

STOCKHOLDERS’ DEFICIENCY:
Preferred Stock – Par Value of $.001; 25,000,000 shares authorized; no shares issued and outstanding as of March 31, 2017 and December 31, 2016	—	—
Common Stock – Par Value of $.001; 50,000,000 shares authorized; 7,256,600 shares issued and outstanding as of March 31, 2017 and December 31, 2016	7,257	7,257
Additional paid-in capital	723,671	723,671
Accumulated deficit	(773,693)	(773,396)
TOTAL STOCKHOLDERS’ DEFICIENCY	(42,765)	(42,468)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$—	$—

See accompanying notes to unaudited condensed financial statements

INTELLIGENT BUYING, INC.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
	2017	2016

REVENUES
	$—	$—
TOTAL REVENUES	—	—

Cost of sales	—	—

Gross Profit	—	—

Operating Expenses
Selling, general and administrative	297	706
TOTAL OPERATING EXPENSES	297	706

LOSS BEFORE PROVISION FOR INCOME TAX	(297)	(706)

PROVISION FOR INCOME TAX	—	—

NET LOSS	$(297)	$(706)

NET LOSS PER COMMON SHARE - BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	7,256,000	7,256,600

See accompanying notes to unaudited condensed financial statements

INTELLIGENT BUYING, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2017	2016
OPERATING ACTIVITIES:
Net loss	$(297)	$(706)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	297	297
NET CASH USED IN OPERATING ACTIVITIES	—	(409)

DECREASE IN CASH	—	(409)

CASH - BEGINNING OF PERIOD	—	421

CASH - END OF PERIOD	$—	$12

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$—	$—
Taxes	$—	$—

See accompanying notes to unaudited condensed financial statements

INTELLIGENT BUYING, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

1. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared on substantially the same basis as the audited financial statements included in the Intelligent Buying Inc. Annual Report on Form 10-K for the year ended December 31, 2016. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission (SEC) rules and regulations regarding interim financial statements. All amounts included herein related to the condensed financial statements as of March 31, 2017 and for the three months ended March 31, 2017 and 2016 are unaudited and should be read in conjunction with the audited financial statements and the notes there to included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

In the opinion of management, the accompanying financial statements include all necessary adjustments for the fair presentation of the Company’s financial position, results of operations and cash flows. The results of operations for the interim periods presented are not necessarily indicative of the operating results to be expected for any subsequent interim period or for the full fiscal year ending December 31, 2017 or any other period.

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

2. INCOME TAXES

The Company’s income tax benefit differs from the expected income tax benefit by applying the U.S. Federal statutory rate of 34% to net income (loss) as follows:

Three Months Ended March 31,
	2017	2016
Income tax benefit at statutory rate of 34%	$—	$—

Change in valuation allowance	—	—
	$—	$—

INTELLIGENT BUYING, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Federal and State net operating loss carryovers of approximately $772,000 at March 31, 2017 are available to offset future taxable income, if any, and expire in 2037. This results in a net deferred tax asset, assuming an effective tax rate of 34% of approximately $263,000 at March 31, 2017. A valuation allowance in the same amount has been provided to reduce the deferred tax asset, as realization of the asset is not assured. In February 2015, there was a change of control which could have an impact on the availability of net operating losses.

3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred losses since inception and has an accumulated deficit of $773,693 as of March 31, 2017.  The Company currently has limited liquidity, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. These factors among others, raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that may result from the outcome of these uncertainties. The Company will require additional financing moving forward and is pursuing various strategies to accomplish this, including seeking equity funding and/or debt funding from private placement sources. Although management believes that it will be able to obtain the necessary funding to allow the Company to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.

Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. There are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

4. LOAN PAYABLE- RELATED PARTY

As of March 31, 2017 and December 31, 2016 management had advanced the Company amounts aggregating $36,090 for operating purposes. Advances are all due on demand with no interest payable.

5. STOCKHOLDERS’ (DEFICIENCY)

Preferred stock

At March 31, 2017, the Company had no shares of its preferred stock issued and outstanding.

Common stock

At March 31, 2017 and December 31, 2016, the Company had 7,256,600 shares of its common stock issued and outstanding.

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

Results of Operations for Fiscal Quarter Ended March 31, 2017 Compared To March 31, 2016

During the first fiscal quarter of 2017, we incurred a net loss of $297 with no revenues, compared to a net loss of $706 with no revenues in the first fiscal quarter of 2016. Selling, general and administrative expenses in the first quarter of 2017 were $297 compared to $706 in the first quarter of 2016.

The reason for the reduction in expenses is largely attributable to the winding down of activities at the Company, as the Company continued to explore other business opportunities, in an effort to enhance shareholder value.

Liquidity and Capital Resources

We had no cash on hand at March 31, 2017 and no current assets. We have accumulated deficit of $773,693 as of March 31, 2017. As of March 31, 2017, we had total liabilities of $42,765 and a negative net working capital of $42,765.

Going Concern. The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. During the three months ended March 31, 2017, the Company incurred a net loss of $297. The Company had an accumulated deficit of $773,693 as of March 31, 2017. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2017. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control Over Financial Reporting

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the  quarter ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Intelligent Buying, Inc.

Date: November 5, 2018	By:	/s/ Philip Romanzi
Philip Romanzi
Chief Executive Officer and Chief Financial Officer