Form 10-Q
period 2017-06-30
Intelligent Buying, Inc.
filed 2018-11-05
CIK 1358633

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INTELLIGENT BUYING, INC.

CONDENSED BALANCE SHEETS

(UNAUDITED)

	June 30, 2017	December 31, 2016

ASSETS

CURRENT ASSETS
Cash	$—	$—
TOTAL CURRENT ASSETS	—	—

TOTAL ASSETS	$—	$—

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$6,774	$6,378
Loan payable- related party	36,090	36,090
TOTAL CURRENT LIABILITIES	42,864	42,468

STOCKHOLDERS’ DEFICIENCY:
Preferred Stock – Par Value of $.001; 25,000,000 shares authorized; no shares issued and outstanding as of June 30, 2017 and December 31, 2016	—	—
Common Stock – Par Value of $.001; 50,000,000 shares authorized; 7,256,600 shares issued and outstanding as of June 30, 2017 and December 31, 2016	7,257	7,257
Additional paid-in capital	723,671	723,671
Accumulated deficit	(773,792)	(773,396)
TOTAL STOCKHOLDERS’ DEFICIENCY	(42,864)	(42,468)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$—	$—

See accompanying notes to unaudited condensed financial statements

INTELLIGENT BUYING, INC.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

REVENUES
	$—	$—	$—	$—
TOTAL REVENUES	—	—	—	—

Cost of sales	—	—	—	—

Gross Profit	—	—	—	—

Operating Expenses
Selling, general and administrative	99	297	396	1003
TOTAL OPERATING EXPENSES	99	297	396	1003

LOSS BEFORE PROVISION FOR INCOME TAX	(99)	(297)	(396)	(1003)

PROVISION FOR INCOME TAX	—	—	—	—

NET LOSS	$(99)	$(297)	$(396)	$(1003)

NET LOSS PER COMMON SHARE - BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	7,256,600	7,256,600	7,256,600	7,256,600

See accompanying notes to unaudited condensed financial statements

INTELLIGENT BUYING, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2017	2016
OPERATING ACTIVITIES:
Net loss	$(396)	$(1003)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	396	594
NET CASH USED IN OPERATING ACTIVITIES	—	(409)

DECREASE IN CASH	—	(409)

CASH - BEGINNING OF PERIOD	—	421

CASH - END OF PERIOD	$—	$12

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$—	$—
Taxes	$—	$—

See accompanying notes to unaudited condensed financial statements

INTELLIGENT BUYING, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

1. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared on substantially the same basis as the audited financial statements included in the Intelligent Buying Inc. Annual Report on Form 10-K for the year ended December 31, 2016. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission (SEC) rules and regulations regarding interim financial statements. All amounts included herein related to the condensed financial statements as of June 30, 2017 and for the six months ended June 30, 2017 and 2016 are unaudited and should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

INTELLIGENT BUYING, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Federal and State net operating loss carryovers of approximately $772,000 at June 30, 2017 are available to offset future taxable income, if any, and expire in 2037. This results in a net deferred tax asset, assuming an effective tax rate of 34% of approximately $263,000 at June 30, 2017. A valuation allowance in the same amount has been provided to reduce the deferred tax asset, as realization of the asset is not assured. In February 2015, and again in June 2018, there was a change of control which could have an impact on the availability of net operating losses.

3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred losses since inception and has an accumulated deficit of $773,792 as of June 30, 2017.  The Company currently has limited liquidity, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. These factors among others, raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that may result from the outcome of these uncertainties. The Company will require additional financing moving forward and is pursuing various strategies to accomplish this, including seeking equity funding and/or debt funding from private placement sources. Although management believes that it will be able to obtain the necessary funding to allow the Company to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.

Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. There are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

4. LOAN PAYABLE- RELATED PARTY

As of June 30, 2017 and December 31, 2016 management had advanced the Company amounts aggregating $36,090 for operating purposes. Advances are all due on demand with no interest payable.

5. STOCKHOLDERS’ (DEFICIENCY)

Preferred stock

At June 30, 2017, the Company had no shares of its preferred stock issued and outstanding.

Common stock

At June 30, 2017 and December 31, 2016, the Company had 7,256,600 shares of its common stock issued and outstanding.

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

Results of Operations for Fiscal Quarter Ended June 30, 2017 Compared To June 30, 2016

During the second fiscal quarter of 2017, we incurred a net loss of $99 with no revenues, compared to a net loss of $297 with no revenues in the second fiscal quarter of 2016. Selling, general and administrative expenses in the second quarter of 2017 were $99 compared to $297 in the second quarter of 2016.

The reason for the reduction in expenses is largely attributable to the winding down of activities at the Company, as the Company continued to explore other business opportunities, in an effort to enhance shareholder value.

Liquidity and Capital Resources

We had no cash on hand and no current assets at June 30, 2017.  We have accumulated deficit of $773,792 as of June 30, 2017. As of June 30, 2017, we had total liabilities of $42,864 and a negative net working capital of $42,864.

Going Concern. The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. During the six months ended June 30, 2017, the Company incurred a net loss of $396. The Company had an accumulated deficit of $773,792 as of June 30, 2017. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2017. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control Over Financial Reporting

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the  quarter ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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