Form 10-K
period 2017-12-31
Intelligent Buying, Inc.
filed 2018-11-29
CIK 1358633

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐  No ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant has submitted electronically every interactive data file required to be submitted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☐  No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See the definitions of “large accelerated filer, “accelerated filer” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☑	Smaller reporting company	☑
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standard provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☑  No ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed quarter (September 30, 2018): no sale or bid data was available as of that date.

State the number of shares outstanding of the registrant's $.001 par value common stock as of the close of business on the latest practicable date (October 31, 2018): 7,256,600.

Documents incorporated by reference: None.

EXPLANATORY NOTE:  On June 20, 2018, the Company filed a Form 8-K with the SEC, disclosing a change of control of the Company, which became effective on June 15, 2018.  New management is in the process of preparing and filing its delinquent Forms 10-K and 10-Q; this Form 10-K is one of such delinquent filings.  The financial statements and other financial information in this Form 10-K Annual Report are for and as of the year ended December 31, 2017.  Other information herein, in some places, is as of the date of the filing of this Annual Report.

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

The Company maintained its business model and operations described above, since the change of control on February 9, 2015, until October, 2016, when management discontinued operations. Since then, management has explored other business opportunities, in an effort to enhance shareholder value. However, as of the date of filing of this Annual Report on Form 10-K, the Company has not acquired, and has not entered into any agreement to acquire, any assets or businesses. Therefore, as of the date of filing of this Annual Report on Form 10-K, the Company is a “shell,” as defined in Rule 12b-2 of the Securities Exchange Act of 1934.

Employees

As of December 31, 2017, the Company had one person working for the Company, consisting of its CEO, who was not on payroll.

ITEM 1A.

RISK FACTORS

Not required as the Company is a “smaller reporting company”.

ITEM 1B.

UNRESOLVED STAFF COMMENTS

None.

ITEM 2.

PROPERTIES

None.

ITEM 3.

LEGAL PROCEEDINGS

As of December 31, 2017, the Company was not a party to any pending or threatened legal proceedings.

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

Holders

As of October 31, 2018, we have issued an aggregate of 7,256,600 shares of our common stock to approximately 40 stockholders of record. The issued and outstanding shares of the Company’s common stock were issued in accordance with the exemptions from registration afforded by Section 4(2) of the Securities Act of 1933 and Regulation D promulgated under the Securities Act; except that 389,533 shares of the Company’s common stock were registered under a registration statement on Form SB-2, which was declared effective by the U.S. Securities and Exchange Commission on January 15, 2008.

Options and Warrants

None of the shares of our common stock are subject to outstanding options or warrants.

Status of Outstanding Common Stock

As of October 31, 2018, 5,653,333 of our 7,256,600 issued and outstanding shares are held by “affiliates” of the Company, and the remaining shares are either registered or may be transferred subject to the requirements of the Securities Act of 1933. We have not agreed to register any additional outstanding shares of our common stock under the Securities Act of 1033.

Dividends

We have not paid any dividends to date, and have no plans to do so in the immediate future.

Recent Sales of Unregistered Securities

In February, 2015, as part of the change of control which took place on February 9, 2015, three convertible promissory notes totaling $50,382.67 were purchased by four persons. These notes were then converted into a total of 1,267,067 common shares.  In December, 2015, an additional convertible promissory note of $4,000.00 was converted into a total of 100,000 restricted common shares. The issuance of these 1,367,067 shares was exempt from registration under the Securities Act of 1933, as a private transaction not involving a public offering.

Purchases of Equity Securities

The Company has never purchased nor does it own any equity securities of any other issuer.

ITEM 6.

SELECTED FINANCIAL DATA

Year Ended	12/31/17	12/31/16
Revenues	$—	$—
Net Loss	$(16,826)	$(1,609)
Net Loss Per Share, Basic and Diluted	$(0.00)	$(0.00)
Weighted Average No. Shares, Basic and Diluted	7,256,600	7,256,600
Stockholders’ Deficit	$(59,294)	$(42,468)
Total Assets	$—	$—
Total Liabilities	$59,294	$42,468

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

Liquidity

As of December 31, 2017, we had no cash and negative working capital of $59,294. In 2015 management advanced the Company $36,090 to continue operations and this balance was still outstanding as of December 31, 2017. Advances are all due on demand with no interest payable.

Going Concern.  Our independent auditors have added an explanatory paragraph to their audit opinion issued in connection with the financial statements for the year ended December 31, 2017, relative to our ability to continue as a going concern. The Company’s total liabilities exceeded its total assets by $59,294. We had an accumulated deficit of $790,222 at December 31, 2017 and recorded a loss of $16,826 for the year ended December 31, 2017. Because our auditors have issued a going concern opinion, there is substantial uncertainty we will continue operations in which case you could lose your investment. This means that there is substantial doubt that we can continue as an ongoing business for the next 12 months. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business.

Results of Operations for Comparative Years Ended December 31, 2017 and 2016:

The following table summarizes the results of operations during the years ended December 31, 2017 and 2016:

Line Item	12/31/17 (audited)	12/31/16 (audited)	Increase (Decrease)		Percentage Increase (Decrease)

Revenues	$—	$—	$		—%
Net loss	(16,826)	(1,609)		15,217	946%
Expenses	16,826	1,609		15,217	946%
Earnings (loss) per share of common stock	(0.00)	(0.00)		—

Comparisons between Cost of Sales, Selling, General and Administrative Expenses for the years ended December 31, 2017 and December 31, 2016 are as follows:

	12 Months Ended 12/31/2017	12 Months Ended 12/31/2016
Cost of Sales	$—	$—
Ratio of Cost of Sales to Sales	—%	—%
Selling, General and Administrative Expenses	$16,826	$1,609

We had a net loss of $16,826 for the year ended December 31, 2017 as compared with a net loss of $1,609 for the year ended December 31, 2016. This increase in our net loss was a result of additional professional fees being incurred in an effort to bring the Company’s filings current during the year ended December 31, 2017.

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

Stock-based compensation

The Company has adopted the FASB standard on Share-Based Payment, which addresses the accounting for share-based payment transactions. The standard eliminates the ability to account for share-based compensation transactions using old standards, and generally requires instead that such transactions be accounted and recognized in the statement of operations based on their fair value. The standard is effective for public companies that file as small business issuers as of the first interim or annual reporting period that begins after December 15, 2005. Depending upon the number of and terms for options that may be granted in future periods, the implementation of this standard could have a significant non-cash impact on results of operations in future periods

During the years ended December 31, 2017 and 2016, there were no stock options granted or outstanding.

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

See pages F-1 through F-11.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A.

CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures

Our principal executive and principal financial officer has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a - 15(e) and 15d - 15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this annual report. He has concluded that, based on such evaluation, our disclosure controls and procedures were not effective as of December 31, 2017.

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

For the year ended December 31, 2017, our management has assessed the effectiveness of our internal control over financial reporting and has determined that our internal control over financial reporting was not effective due to the lack of segregation of duties to ensure that the information required to be disclosed by the Company under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the Exchange Act and accumulated and communicated to the Company's Management, including the Principal Executive Officer and the Principal Financial Officer, to allow timely decisions regarding required disclosure.

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

Section 16(a) Beneficial Ownership Reporting Compliance.

Section 16(a) of the Securities Act of 1934 requires the Company's officers and directors, and greater than 10% stockholders, to file reports of ownership and changes in ownership of its securities with the Securities and Exchange Commission. Copies of the reports are required by SEC regulation to be furnished to the Company. Based on management's review of these reports during the fiscal year ended December 31, 2017, all reports required to be filed for the fiscal year ended December 31, 2017 were filed on a timely basis.

ITEM 11.

EXECUTIVE COMPENSATION

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to our current or former officers for services during the last three fiscal years in all capacities to us, our subsidiaries and predecessors. No executive officer received compensation of $100,000 or more in any of the last three fiscal years.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation Earnings ($)	Non- qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Hector Guerrero	2017	0	0	0	0	0	0	0	0
Former CEO, Treasurer,	2016	0	0	0	0	0	0	0	0
and Director	2015	0	0	0	0	0	0	0	0

Jonathan Herzog	2016	0	0	0	0	0	0	0	0
Former President, COO	2015	$80,000(1)	0	0	0	0	0	0	0
and Director

Eugene Malobrodsky	2015	0	0	0	0	0	0	0	0
Former CEO,
Secretary
and Director

David Gorodyansky	2015	0	0	0	0	0	0	0	0
Former President,
COO, CFO and
Director

———————

(1)

Accrued and forgiven in 2015.

Outstanding Equity Awards at Fiscal Year End

None of our executive officers received any equity awards, including, options, restricted stock or other equity incentives, during the fiscal year ended December 31, 2017.

Additional Narrative Disclosures

We had no salaried employees as of December 31, 2017 or as of the date of filing this Annual Report, Our executive officer is employed at will and has no employment agreement with us. We do not have any bonus, deferred compensation or retirement plan.

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

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The following table sets forth information regarding beneficial ownership of our common stock as of the date of the filing of this Annual Report on Form 10-K (i) by each person who is known by us to beneficially own more than five percent of our common stock; (ii) by each of our officers and directors; and (iii) by all of our officers and directors as a group:

		Amount and Nature
Title of Class	Name and Address of Beneficial Owner	of Beneficial Ownership	Percent of Class(1)

Common Stock	Bagel Hole, Inc.(2)	5,653,333	77.9%
Par value $.001	400 Seventh Avenue Brooklyn, NY 11215

	All directors and officers as a group (1 person)	5,653,333	77.9%

———————

(1)	Based upon 7,256,600 shares issued and outstanding as of October 31, 2018.
(2)	Philip Romanzi is the sole owner of Bagel Hole, Inc., and is therefore deemed to be the beneficial owner of the 5,653,333 shares.

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

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

The aggregate fees billed by our auditors, Prager Metis CPAs, LLC, for professional services rendered for the audit of our annual financial statements for the year ended December 31, 2017 and review of our interim financial statements for the first, second and third quarters of 2017 were approximately $5,500. The aggregate fees billed by our auditors, Paritz & Co., for professional services rendered for the audit of our annual and interim financial statements for the year ended December 31, 2016 were approximately $5,500.

AUDIT-RELATED FEES

During the last two fiscal years, no fees were billed or incurred for assurance or related services by our auditors that were reasonably related to the audit or review of financial statements reported above.

TAX FEES

There were no tax preparation fees billed for the fiscal years ended December 31, 2017 or 2016.

ALL OTHER FEES

During the last two fiscal years, no other fees were billed or incurred for services by our auditors other than the fees noted above. Our board, acting as an audit committee, deemed the fees charged to be compatible with maintenance of the independence of our auditors.

THE BOARD OF DIRECTORS PRE-APPROVAL POLICIES

We do not have a separate audit committee. Our sole director is responsible for performing the functions of an audit committee. Before an independent auditor is engaged by us to render audit or non-audit services, our director approves the engagement.  Board of directors pre-approval of non-audit services, other than review and attest services, also will not be required if such services fall within available exceptions established by the SEC. For the fiscal year ended December 31, 2017, 100% of audit-related services, tax services and other services performed by our independent auditors were pre-approved by our board of directors.

Our board has considered whether the services described above under the caption "All Other Fees", which are currently none, is compatible with maintaining the auditor's independence.

The board approved all fees described above.

PART IV

ITEM 15.

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this 10-K:

1.  FINANCIAL STATEMENTS

The following documents are filed in Part II, Item 8 of this annual report on Form 10-K:

·	Report of Prager Metis CPAs LLC, Independent Registered Certified Public Accounting Firm

·	Balance Sheets as of December 31, 2017 and 2016

·	Statements of Operations for the years ended December 31, 2017 and 2016

·	Statements of Changes in Stockholders’ Deficiency for the years ended December 31, 2017 and 2016

·	Statements of Cash Flows for the years ended December 31, 2017 and 2016

·	Notes to Financial Statements

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

INTELLIGENT BUYING, INC.

Dated: November 28, 2018	By:	/s/ Philip Romanzi
Philip Romanzi, CEO and CFO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity and on the date indicated.

Signature	Title	Date

/s/ Philip Romanzi	CEO	November 28, 2018
Philip Romanzi

INTELLIGENT BUYING, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Intelligent Buying, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Intelligent Buying, Inc. (the Company) as of December 31, 2017, and the related statement of operation, stockholders’ deficit, and cash flows for the year ended December 31, 2017, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of its operations and its cash flows for the year ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared on a going concern basis. The ability of the Company to continue as a going concern is dependent upon, among other things, its successful execution of its plan of operations and ability to raise additional financing. There is no guarantee that the Company will be able to raise additional capital or sell any of its products or service at a profit. As discussed in Note 3 to the financial statements, the Company has losses from operations and has an accumulated deficit of $790,222 at December 31, 2017. The Company currently has limited liquidity and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit includes performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Prager Metis CPA’s LLC

We have served as the Company’s auditor since 2018.

Hackensack, New Jersey
November 27, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Intelligent Buying, Inc.

We have audited the accompanying balance sheets of Intelligent Buying, Inc. (the Company) as of December 31, 2016, and the related statements of operations, stockholders’ deficiency, and cash flows for the year ended December 31, 2016. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Intelligent Buying, Inc. as of December 31, 2016, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Paritz & Company, P.A.

Hackensack, NJ

October 5, 2018

INTELLIGENT BUYING, INC. BALANCE SHEETS

	December 31,
	2017	2016
ASSETS

CURRENT ASSETS
Cash	$—	$—
TOTAL CURRENT ASSETS	—	—

TOTAL ASSETS	$—	$—

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$23,204	$6,378
Loan payable – related parties	36,090	36,090
TOTAL CURRENT LIABILITIES	59,294	42,468

STOCKHOLDERS’ DEFICIENCY
Preferred Stock – Par Value of $0.001; 25,000,000 shares authorized; no shares issued and outstanding as of December 31, 2017 and 2016	—	—
Common Stock - Par Value of $0.001; 50,000,000 shares authorized; 7,256,600 shares issued and outstanding as of December 31, 2017 and 2016	7,257	7,257
Additional Paid-in Capital	723,671	723,671
Accumulated deficit	(790,222)	(773,396)
TOTAL STOCKHOLDERS' DEFICIENCY	(59,294)	(42,468)
TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIENCY	$—	$—

See Notes to Financial Statements

INTELLIGENT BUYING, INC.

STATEMENTS OF OPERATIONS

	Year ended December 31,
	2017	2016
REVENUES:
	$—	$—
TOTAL REVENUES	—	—

Cost of sales	—	—

Gross Profit	—	—

Operating Expenses
Selling, general and administrative	16,826	1,609
TOTAL OPERATING EXPENSES	16,826	1,609

LOSS FROM OPERATIONS	(16,826)	(1,609)

INCOME TAX PROVISION	—	—

NET LOSS	$(16,826)	$(1,609)

NET LOSS PER COMMON SHARE – BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	7,256,600	7,256,600

See Notes to Financial Statements

INTELLIGENT BUYING, INC.

STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2017	2016
OPERATING ACTIVITIES:
Net loss	$(16,826)	$(1,609)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	16,826	1,188
NET CASH USED IN OPERATING ACTIVITIES	—	(421)

FINANCING ACTIVITIES:
Proceeds of loan payable – related parties	—	—
Proceeds of loan payable – other	—	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	—	—

DECREASE IN CASH	—	(421)

CASH-BEGINNING OF YEAR	—	421
CASH-END OF YEAR	$—	$—

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$—	$—
Taxes	$—	$—

See Notes to Financial Statements

INTELLIGENT BUYING, INC.

STATEMENT OF STOCKHOLDERS’ DEFICIENCY

					Additional
	Common Stock		Preferred Stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance December 31, 2015	7,256,600	$7,257	—	$—	$723,671	$(771,787)	$(40,859)

Net loss						(1,609)	(1,609)

Balance December 31, 2016	7,256,600	7,257	—	—	723,671	(773,396)	(42,468)

Net loss						(16,826)	(16,826)

Balance December 31, 2017	7,256,600	$7,257	—	$—	$723,671	$(790,222)	$(59,294)

See Notes to Financial Statements

INTELLIGENT BUYING, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2017

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

Stock-based compensation

The Company has adopted the FASB standard on Share-Based Payment, which addresses the accounting for share-based payment transactions. The standard eliminates the ability to account for share-based compensation transactions using old standards, and generally requires instead that such transactions be accounted and recognized in the statement of operations based on their fair value. The standard is effective for public companies that file as small business issuers as of the first interim or annual reporting period that begins after December 15, 2005. Depending upon the number of and terms for options that may be granted in future periods, the implementation of this standard could have a significant non-cash impact on results of operations in future periods

During the years ended December 31, 2017 and 2016, there were no stock options granted or outstanding.

INTELLIGENT BUYING, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2017

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

3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred losses since inception and has an accumulated deficit of $790,222 as of December 31, 2017. The Company currently has limited liquidity, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. These factors among others, raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that may result from the outcome of these uncertainties. The Company will require additional financing moving forward and is pursuing various strategies to accomplish this, including seeking equity funding and/or debt funding from private placement sources. Although management believes that it will be able to obtain the necessary funding to allow the Company to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.

INTELLIGENT BUYING, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2017

Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. There are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

4. STOCKHOLDERS’ (DEFICIENCY)

Preferred stock

At December 31, 2017, the Company had no shares of its preferred stock issued and outstanding. Previously issued preferred shares were converted according to their terms into 5,000,000 shares of common stock on September 16, 2010.

Common stock

At December 31, 2017 and 2016, the Company had 7,256,600 shares of its common stock issued and outstanding, respectively. These shares included 1,267,067 shares of common stock issued on February 16, 2015 in exchange for the three converted notes recorded on the December 31, 2014 balance sheet totaling $50,382, including 809,283 shares issued to Jonathan Herzog, the Company’s former President and Chief Operating Officer until May 9, 2016, and 100,000 shares issued in December, 2015 to a nonaffiliate, upon conversion of another convertible note. Dividends may be paid on outstanding shares of common stock as declared by the Board of Directors. Each share of common stock is entitled to one vote. The Company has never paid dividends.

5. INCOME TAXES

The Company’s income tax benefit differs from the expected income tax benefit by applying the U.S. Federal statutory rate of 34% to net income (loss) as follows:

	December 31,
	2017	2016
Income tax benefit at statutory rate of 34%	6,000	1,000

Change in valuation allowance	(6,000)	(1,000)
	—	—

	December 31,
	2017	2016
Deferred tax assets consist of:
Deferred tax assets (liabilities)
Net operating loss carry forward	269,000	263,000
Change in valuation allowance	(269,000)	(263,000)
	—	—

As of December 31, 2017, the Company had approximately $789,000 of federal and state net operating loss carryovers (NOL’s) which begin to expire in 2037. The NOL’s may be subject to limitations under Internal Revenue Code Section 382 should there be a 50% ownership change as determined under regulations.

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

DECEMBER 31, 2017

The Company is currently not open to audit for all years ended December 31, 2003 to present because of its large NOL carryforwards. However, the Company is only open to additional tax assessments under the Internal Revenue code statute of limitations for the years ended December 31, 2012 to present; however, it does not currently have any ongoing tax examinations.

6. LOAN PAYABLE - RELATED PARTIES

On February 18, 2015 management advanced the Company $10,000 to continue operations. During the year ended December 31, 2015, management advanced additional amounts to the Company aggregating $26,090, making the total of advances $36,090. The balance outstanding was $36,090 as of December 31, 2017 and 2016. Advances are all due on demand with no interest payable. (Also see Note 7)

7. RELATED PARTY TRANSACTIONS

The Company had no related party transactions for the years ended December 31, 2017 and 2016. All loans as shown on the balance sheet are related party loans from prior years that bear no interest and are due on demand.

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