Form 10-Q
period 2018-03-31
Intelligent Buying, Inc.
filed 2019-01-22
CIK 1358633

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018

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

State the number of shares outstanding of the registrant's $.001 par value common stock as of the close of business on the latest practicable date (January 16, 2019): 7,256,600.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INTELLIGENT BUYING, INC.

CONDENSED BALANCE SHEETS

(UNAUDITED)

	March 31, 2018	December 31, 2017

ASSETS

CURRENT ASSETS
Cash	$—	$—
TOTAL CURRENT ASSETS	—	—

TOTAL ASSETS	$—	$—

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$25,501	$23,204
Loan payable- related party	36,090	36,090
TOTAL CURRENT LIABILITIES	61,591	59,294

STOCKHOLDERS’ DEFICIENCY:
Preferred Stock – Par Value of $0.001; 25,000,000 shares authorized; no shares issued and outstanding as of March 31, 2018 and December 31, 2017	—	—
Common Stock – Par Value of $0.001; 50,000,000 shares authorized; 7,256,600 shares issued and outstanding as of March 31, 2018 and December 31, 2017	7,257	7,257
Additional paid-in capital	723,671	723,671
Accumulated deficit	(792,519)	(790,222)
TOTAL STOCKHOLDERS’ DEFICIENCY	(61,591)	(59,294)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$—	$—

See accompanying notes to unaudited condensed financial statements

INTELLIGENT BUYING, INC.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
	2018	2017

REVENUES	$—	$—

Operating Expenses
Selling, general and administrative	2,297	297
TOTAL OPERATING EXPENSES	2,297	297

LOSS BEFORE PROVISION FOR INCOME TAX	(2,297)	(297)

PROVISION FOR INCOME TAX	—	—

NET LOSS	$(2,297)	$(297)

NET LOSS PER COMMON SHARE - BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	7,256,600	7,256,600

See accompanying notes to unaudited condensed financial statements

INTELLIGENT BUYING, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2018	2017
OPERATING ACTIVITIES:
Net loss	$(2,297)	$(297)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	2,297	297
NET CASH FROM OPERATING ACTIVITIES	—	—

CHANGE IN CASH	—	—

CASH - BEGINNING OF PERIOD	—	—

CASH - END OF PERIOD	$—	$—

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$—	$—
Taxes	$—	$—

See accompanying notes to unaudited condensed financial statements

INTELLIGENT BUYING, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

1. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared on substantially the same basis as the audited financial statements included in the Intelligent Buying Inc. Annual Report on Form 10-K for the year ended December 31, 2017. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission (SEC) rules and regulations regarding interim financial statements. All amounts included herein related to the condensed financial statements as of March 31, 2018 and for the three months ended March 31, 2018 and 2017 are unaudited and should be read in conjunction with the audited financial statements and the notes there to included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

In the opinion of management, the accompanying financial statements include all necessary adjustments for the fair presentation of the Company’s financial position, results of operations and cash flows. The results of operations for the interim periods presented are not necessarily indicative of the operating results to be expected for any subsequent interim period or for the full fiscal year ending December 31, 2018 or any other period.

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

2. INCOME TAXES

The Company’s income tax benefit differs from the expected income tax benefit by applying the U.S. Federal statutory rate of 21% to net income (loss) as follows:

Three Months Ended March 31,
	2018	2017
Income tax benefit at statutory rate of 21%	$—	$—

Change in valuation allowance	—	—
	$—	$—

INTELLIGENT BUYING, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

The tax effects of temporary differences that give rise to the Company’s net deferred tax liability as of March 31, 2018 and December 31, 2017 are as follows:

	March 31, 2018	December 31, 2017
Deferred Tax Assets
Net Operating Losses	$166,000	$166,000
Less: Valuation Allowance	(166,000)	(166,000)
Deferred Tax Assets – Net	$—	$—

As of March 31, 2018, the Company had approximately $791,000 of federal and state net operating loss carryovers (“NOLs”), which begin to expire in 2038. Utilization of the NOLs may be subject to limitation under the Internal Revenue Code Section 382 should there be a greater than 50% ownership change as determined under regulations.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against the entire deferred tax asset relating to NOLs for every period because it is more likely than not that all of the deferred tax asset will not be realized.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a federal corporate tax rate decrease from 34% to 21% for tax years beginning after December 31, 2017, the transition of U.S international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of foreign earnings. We have estimated our provision for income taxes in accordance with the Tax Act and guidance available as of the date of this filing but have kept the full valuation allowance. As a result the Company has recorded no income tax expense during the three months ended March 31, 2018.

The Company’s deferred tax assets and liabilities were remeasured to reflect the reduction in the U.S. corporate income tax rate from 34% to 21%, resulting in a deferred tax expense of approximately $103,000 in 2017 that is still fully valued against as of March 31, 2018. This expense is attributable to the Company being in a net deferred tax asset position at the time of remeasurement. The company maintains a full valuation allowance.

On December 22, 2017, Staff Accounting Bulletin No. 118 (“SAB 118”) was issued to address the application of US GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. The deferred tax expense recorded in connection with the remeasurement of deferred tax assets is a provisional amount and a reasonable estimate at December 31, 2017 based upon the best information currently available. The ultimate impact may differ from these provisional amounts, possibly materially, due to, among other things, additional analysis, changes in interpretations and assumptions the Company has made, additional regulatory guidance that may be issued, and actions the Company may take as a result of the Tax Act. Any subsequent adjustment to these amounts will be recorded to current tax expense in the quarter of 2018 when the analysis is complete. The accounting is expected to be complete when the 2017 U.S. corporate income tax return is filed.

3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred losses since inception and has an accumulated deficit of $792,519 as of March 31, 2018.  The Company currently has limited liquidity, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. These factors among others, raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that may result from the outcome of these uncertainties. The Company will require additional financing moving forward and is pursuing various strategies to accomplish this, including seeking equity funding and/or debt funding from private placement sources. Although management believes that it will be able to obtain the necessary funding to allow the Company to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.

INTELLIGENT BUYING, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. There are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

4. LOAN PAYABLE- RELATED PARTY

As of March 31, 2018 and December 31, 2017 management had advanced the Company amounts aggregating $36,090 for operating purposes. Advances are all due on demand with no interest payable.

5. STOCKHOLDERS’ (DEFICIENCY)

Preferred stock

At March 31, 2018 and December 31, 2017, the Company had no shares of its preferred stock issued and outstanding.

Common stock

At March 31, 2018 and December 31, 2017, the Company had 7,256,600 shares of its common stock issued and outstanding.

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

Results of Operations for Fiscal Quarter Ended March 31, 2018 Compared To March 31, 2017

During the first fiscal quarter of 2018, we incurred a net loss of $2,297 with no revenues, compared to a net loss of $297 with no revenues in the first fiscal quarter of 2017. Selling, general and administrative expenses in the first quarter of 2018 were $2,297 compared to $297 in the first quarter of 2017.

This increase in our net loss was a result of additional professional fees being incurred in an effort to bring the Company’s filings current.

Liquidity and Capital Resources

We had no cash on hand at March 31, 2018 and no current assets. We have accumulated deficit of $792,519 as of March 31, 2018. As of March 31, 2017, we had total liabilities of $61,691 and a negative net working capital of $61,591.

Going Concern. The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. During the three months ended March 31, 2018, the Company incurred a net loss of $2,297. The Company had an accumulated deficit of $792,519 as of March 31, 2018. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2018. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control Over Financial Reporting

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the  quarter ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Intelligent Buying, Inc.

Date: January 22, 2019	By:	/s/ Philip Romanzi
Philip Romanzi
Chief Executive Officer and Chief Financial Officer