Form 10-Q
period 2018-06-30
Intelligent Buying, Inc.
filed 2019-03-25
CIK 1358633

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018

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

State the number of shares outstanding of the registrant's $.001 par value common stock as of the close of business on the latest practicable date (March 22, 2019): 7,256,600.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INTELLIGENT BUYING, INC.

CONDENSED BALANCE SHEETS

(UNAUDITED)

	June 30, 2018	December 31, 2017

ASSETS

CURRENT ASSETS
Cash	$—	$—
TOTAL CURRENT ASSETS	—	—

TOTAL ASSETS	$—	$—

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$21,292	$23,204
Loan payable- related party	—	36,090
Loan payable- other	37,423	—
TOTAL CURRENT LIABILITIES	58,715	59,294

STOCKHOLDERS’ DEFICIENCY:
Preferred Stock – Par Value of $0.001; 25,000,000 shares authorized; no shares issued and outstanding as of June 30, 2018 and December 31, 2017	—	—
Common Stock – Par Value of $0.001; 50,000,000 shares authorized; 7,256,600 shares issued and outstanding as of June 30, 2018 and December 31, 2017	7,257	7,257
Additional paid-in capital	759,761	723,671
Accumulated deficit	(825,733)	(790,222)
TOTAL STOCKHOLDERS’ DEFICIENCY	(58,715)	(59,294)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$—	$—

See accompanying notes to unaudited condensed financial statements

INTELLIGENT BUYING, INC.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

REVENUES	$—	$—	$—	$—

Operating Expenses
Selling, general and administrative	33,214	99	35,511	396
TOTAL OPERATING EXPENSES	33,214	99	35,511	396

LOSS BEFORE PROVISION FOR INCOME TAX	(33,214)	(99)	(35,511)	(396)

PROVISION FOR INCOME TAX	—	—	—	—

NET LOSS	$(33,214)	$(99)	$(35,511)	$(396)

NET LOSS PER COMMON SHARE - BASIC AND DILUTED	$(0.01)	$(0.00)	$(0.01)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	7,256,600	7,256,600	7,256,600	7,256,600

See accompanying notes to unaudited condensed financial statements

INTELLIGENT BUYING, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2018	2017
OPERATING ACTIVITIES:
Net loss	$(35,511)	$(396)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	(1,912)	396
NET CASH USED IN OPERATING ACTIVITIES	(37,423)	—

FINANCING ACTIVITIES
Proceeds of loan payable – other	37,423	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	37,423	—

CHANGE IN CASH	—	—

CASH - BEGINNING OF PERIOD	—	—

CASH - END OF PERIOD	$—	$—

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$—	$—
Taxes	$4,002	$—

Supplemental disclosures of non-cash financing activities:
Forgiveness of related party loans classified as additional paid-in capital	36,090	—

See accompanying notes to unaudited condensed financial statements

INTELLIGENT BUYING, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

1. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared on substantially the same basis as the audited financial statements included in the Intelligent Buying Inc. Annual Report on Form 10-K for the year ended December 31, 2017. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission (SEC) rules and regulations regarding interim financial statements. All amounts included herein related to the condensed financial statements as of June 30, 2018 and for the six months ended June 30, 2018 and 2017 are unaudited and should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

On January 28, 2015, we filed a Report with the Securities and Exchange Commission on Form 8-K, which announced that (a) our principal shareholders had sold their shares of common stock to AMS Encino Investments, Inc., a California corporation controlled by Hector Guerrero. That change of control was completed on February 9, 2015.

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

As a result of the sale under the Stock Purchase Agreement, Hector Guerrero, who was CEO of AMS and was the Company’s sole officer and director, resigned as the Company’s sole officer and director, and appointed Philip Romanzi, who is the owner of the Purchaser, as the sole director of the Company. Mr. Romanzi is currently the Company’s sole officer and director; however, as reported in our Form 8-K filed with the SEC on March 19, 2019, the Company has signed a Reorganization Agreement which, if completed, will result in a change of control.

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

(UNAUDITED)

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

2. INCOME TAXES

The Company’s income tax benefit differs from the expected income tax benefit by applying the U.S. Federal statutory rate of 21% to net income (loss) as follows:

	Six Months Ended June 30,
	2018	2017
Income tax benefit at statutory rate of 21%	$7,000	$—

Change in valuation allowance	—	—
	$7,000	$—

The tax effects of temporary differences that give rise to the Company’s net deferred tax liability as of June 30, 2018 and December 31, 2017 are as follows:

	June 30, 2018	December 31, 2017
Deferred Tax Assets
Net Operating Losses	$173,000	$166,000
Less: Valuation Allowance	(173,000)	(166,000)
Deferred Tax Assets – Net	$—	$—

As of June 30, 2018, the Company had approximately $825,000 of federal and state net operating loss carryovers (“NOLs”), which begin to expire in 2038. Utilization of the NOLs may be subject to limitation under the Internal Revenue Code Section 382 should there be a greater than 50% ownership change as determined under regulations.

INTELLIGENT BUYING, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

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

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a federal corporate tax rate decrease from 34% to 21% for tax years beginning after December 31, 2017, the transition of U.S international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of foreign earnings. We have estimated our provision for income taxes in accordance with the Tax Act and guidance available as of the date of this filing but have kept the full valuation allowance. As a result the Company has recorded no income tax expense during the six months ended June 30, 2018.

The Company’s deferred tax assets and liabilities were remeasured to reflect the reduction in the U.S. corporate income tax rate from 34% to 21%, resulting in a deferred tax expense of approximately $103,000 in 2017 that is still fully valued against as of June 30, 2018. This expense is attributable to the Company being in a net deferred tax asset position at the time of remeasurement. The company maintains a full valuation allowance.

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

3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred losses since inception and has an accumulated deficit of $825,733 as of June 30, 2018.  The Company currently has limited liquidity, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. These factors among others, raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that may result from the outcome of these uncertainties. The Company will require additional financing moving forward and is pursuing various strategies to accomplish this, including seeking equity funding and/or debt funding from private placement sources. Although management believes that it will be able to obtain the necessary funding to allow the Company to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.

Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. There are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

4. LOAN PAYABLE – RELATED PARTY

Loans advanced by previous management totaling $36,090 were forgiven during the period ended June 30. 2018, and classified as additional paid-in capital.

INTELLIGENT BUYING, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

5. LOAN PAYABLE – OTHER

The Company has received advances from Pure Energy 714 LLC, an unaffiliated entity, totaling $37,423 as of June 30, 2018.  These advances are currently noninterest bearing, and there is no formal arrangement between the Company and Pure Energy 714 LLC regarding the terms for repayment of these advances.

6. STOCKHOLDERS’ (DEFICIENCY)

Preferred stock

At June 30, 2018 and December 31, 2017, the Company had no shares of its preferred stock issued and outstanding.

Common stock

At June 30, 2018 and December 31, 2017, the Company had 7,256,600 shares of its common stock issued and outstanding.

7. SUBSEQUENT EVENTS

As reported in a Form 8-K filed with the SEC on March 19, 2019, the Company signed a Reorganization Agreement with Jaguaring, Inc., d/b/a Cannavolve (“Cannavolve”), which provided for, among other matters, the acquisition of Cannavolve by the Company, and a change of control and management. The Form 8-K also disclosed that (a) the Company borrowed $70,757 from PureEnergy714, LLC pursuant to a convertible promissory note; and (b) Bagel Hole, Inc., the Company’s majority shareholder had loaned Cannavolve $235,714.71. As further reported in that Form 8-K, because of the signing of the Reorganization Agreement and the issuance of the related notes, the Company is no longer a “shell,” as that term is defined in Rule 12b-2 of the Securities Exchange Act of 1934.

All descriptions of the Reorganization Agreement and the notes are qualified in their entirety by reference to the Form 8-K filed with the SEC on March 19, 2019, and the Exhibits filed with that Form 8-K.

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

Overview

Plan of Operation

The Company was engaged from 2004 through 2016 in the business of asset management and sales of high-end computerized networking equipment to emerging high technology companies

The Company maintained its business model and operations described above, since the change of control on February 9, 2015, until October, 2016. Management has been exploring other business opportunities, in an effort to enhance shareholder value. As of the date of filing of this Quarterly Report on Form 10-Q, the Company has entered into a Reorganization Agreement with Jaguaring, Inc., d/b/a Cannavolve, as more fully described in the Company’s Form 8-K, filed with the SEC on March 19, 2019. As a result of the signing of the Reorganization Agreement, and the other matters disclosed in that Form 8-K, as of the date of filing of this Quarterly Report on Form 10-Q, the Company is no longer a “shell,” as defined in Rule 12b-2 of the Securities Exchange Act of 1934.

Results of Operations for Fiscal Quarter Ended June 30, 2018 Compared To June 30, 2017

During the second fiscal quarter of 2018, we incurred a net loss of $33,214 with no revenues, compared to a net loss of $99 with no revenues in the second fiscal quarter of 2017. Selling, general and administrative expenses in the second quarter of 2018 were $33,214 compared to $99 in the second quarter of 2017.

The reason for the significant increase in expenses is largely attributable to a change of control of the company and renewed efforts to bring the Company up to date with its corporate affairs and its filings, as the Company continued to explore other business opportunities, in an effort to enhance shareholder value.

Liquidity and Capital Resources

We had no cash on hand and no current assets at June 30, 2018.  We have accumulated deficit of $825,733 as of June 30, 2018. As of June 30, 2018, we had total liabilities of $58,715 and a negative net working capital of $58,715.

Going Concern. The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. During the six months ended June 30, 2018, the Company incurred a net loss of $35,511. The Company had an accumulated deficit of $825,733 as of June 30, 2018. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2018. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control Over Financial Reporting

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the  quarter ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Intelligent Buying, Inc.

Date: March 25, 2019	By:	/s/ Philip Romanzi
Philip Romanzi
Chief Executive Officer and Chief Financial Officer