Form 10-Q
period 2018-09-30
Intelligent Buying, Inc.
filed 2019-04-03
CIK 1358633

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018

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

State the number of shares outstanding of the registrant's $.001 par value common stock as of the close of business on the latest practicable date (April 2, 2019): 7,256,600.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INTELLIGENT BUYING, INC.

CONDENSED BALANCE SHEETS

(UNAUDITED)

	September 30, 2018	December 31, 2017

ASSETS

CURRENT ASSETS
Cash	$—	$—
TOTAL CURRENT ASSETS	—	—

TOTAL ASSETS	$—	$—

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$24,254	$23,204
Loan payable – related party	—	36,090
Loan payable - other	51,175	—
TOTAL CURRENT LIABILITIES	75,429	59,294

STOCKHOLDERS’ DEFICIENCY:
Preferred Stock – Par Value of $0.001; 25,000,000 shares authorized; no shares issued and outstanding as of September 30, 2018 and December 31, 2017	—	—
Common Stock – Par Value of $0.001; 50,000,000 shares authorized; 7,256,600 shares issued and outstanding as of September 30, 2018 and December 31, 2017	7,257	7,257
Additional paid-in capital	759,761	723,671
Accumulated deficit	(842,447)	(790,222)
TOTAL STOCKHOLDERS’ DEFICIENCY	(75,429)	(59,294)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$—	$—

See accompanying notes to unaudited condensed financial statements

INTELLIGENT BUYING, INC.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

REVENUES	$—	$—	$—	$—

Operating Expenses
Selling, general and administrative	16,714	—	52,225	396
TOTAL OPERATING EXPENSES	16,714	—	52,225	396

LOSS BEFORE PROVISION FOR INCOME TAX	(16,714)	—	(52,225)	(396)

PROVISION FOR INCOME TAX	—	—	—	—

NET LOSS	$(16,714)	$—	$(52,225)	$(396)

NET LOSS PER COMMON SHARE - BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.01)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	7,256,600	7,256,600	7,256,600	7.256,600

See accompanying notes to unaudited condensed financial statements

INTELLIGENT BUYING, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2018	2017
OPERATING ACTIVITIES:
Net loss	$(52,225)	$(396)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	1,050	396
NET CASH USED IN OPERATING ACTIVITIES	(51,175)	—

FINANCE ACTIVITIES
Proceeds of loan payable – other	51,175	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	51,175	—

CHANGE IN CASH	—	—

CASH - BEGINNING OF PERIOD	—	—

CASH - END OF PERIOD	$—	$—

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$—	$—
Taxes	$4,002	$—

Supplemental disclosures of non-cash financing activities:
Forgiveness of related party loans classified as additional paid-in capital	36,090	—

See accompanying notes to unaudited condensed financial statements

INTELLIGENT BUYING, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

1. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared on substantially the same basis as the audited financial statements included in the Intelligent Buying Inc. Annual Report on Form 10-K for the year ended December 31, 2017. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission (SEC) rules and regulations regarding interim financial statements. All amounts included herein related to the condensed financial statements as of September 30, 2018 and for the nine months ended September 30, 2018 and 2017 are unaudited and should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

2. INCOME TAXES

The Company’s income tax benefit differs from the expected income tax benefit by applying the U.S. Federal statutory rate of 21% to net income (loss) as follows:

	Nine Months Ended September 30,
	2018	2017
Income tax benefit at statutory rate of 21%	$11,000	$—

Change in valuation allowance	(11,000)	—
	$—	$—

The tax effects of temporary differences that give rise to the Company’s net deferred tax liability as of September 30, 2018 and December 31, 2017 are as follows:

	September 30, 2018	December 31, 2017
Deferred Tax Assets
Net Operating Losses	$177,000	$166,000
Less: Valuation Allowance	(177,000)	(166,000)
Deferred Tax Assets – Net	$—	$—

INTELLIGENT BUYING, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

As of September 30, 2018, the Company had approximately $842,000 of federal and state net operating loss carryovers (“NOLs”), which begin to expire in 2038. Utilization of the NOLs may be subject to limitation under the Internal Revenue Code Section 382 should there be a greater than 50% ownership change as determined under regulations.

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

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a federal corporate tax rate decrease from 34% to 21% for tax years beginning after December 31, 2017, the transition of U.S international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of foreign earnings. We have estimated our provision for income taxes in accordance with the Tax Act and guidance available as of the date of this filing but have kept the full valuation allowance. As a result the Company has recorded no income tax expense during the three months ended September 30, 2018.

The Company’s deferred tax assets and liabilities were remeasured to reflect the reduction in the U.S. corporate income tax rate from 34% to 21%, resulting in a deferred tax expense of approximately $103,000 in 2017 that is still fully valued against as of September 30, 2018. This expense is attributable to the Company being in a net deferred tax asset position at the time of remeasurement. The company maintains a full valuation allowance.

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

3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred losses since inception and has an accumulated deficit of $842,447 as of September 30, 2018.  The Company currently has limited liquidity, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. These factors among others, raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that may result from the outcome of these uncertainties. The Company will require additional financing moving forward and is pursuing various strategies to accomplish this, including seeking equity funding and/or debt funding from private placement sources. Although management believes that it will be able to obtain the necessary funding to allow the Company to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.

Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. There are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

INTELLIGENT BUYING, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

4. LOAN PAYABLE – RELATED PARTY

Loans advanced by previous management totaling $36,090 were forgiven during the period ended September 30. 2018, and classified as additional paid-in capital.

5. LOAN PAYABLE - OTHER

The Company has received advances from Pure Energy 714 LLC, an unaffiliated entity, totaling $51,175 as of September  30, 2018. These advances are currently noninterest bearing, and there is no formal arrangement between the Company and Pure Energy 714 LLC regarding the terms for repayment of these advances.

6. STOCKHOLDERS’ (DEFICIENCY)

Preferred stock

At September 30, 2018 and December 31, 2017, the Company had no shares of its preferred stock issued and outstanding.

Common stock

At September 30, 2018 and December 31, 2017, the Company had 7,256,600 shares of its common stock issued and outstanding.

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

Notwithstanding the above, the Company has evaluated subsequent events through the date these financial statements were issued. There have been no other events that would require adjustments to or disclosures in the financial statements.

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

Overview

Plan of Operation

The Company was engaged from 2004 through 2016 in the business of asset management and sales of high-end computerized networking equipment to emerging high technology companies

The Company maintained its business model and operations described above, since the change of control on February 9, 2015, until October, 2016. Management has been exploring other business opportunities, in an effort to enhance shareholder value. As of the date of filing of this Quarterly Report on Form 10-Q, Company has entered into a Reorganization Agreement with Jaguaring, Inc., d/b/a Cannavolve, as more fully described in the Company’s Form 8-K, filed with the SEC on March 19, 2019.  As a result of the signing of the Reorganization Agreement, and the other matters disclosed in that Form 8-K, as of the date of filing of this Quarterly Report on Form 10-Q, the Company is no longer a “shell,” as defined in Rule 12b-2 of the Securities Exchange Act of 1934.

Results of Operations for Fiscal Quarter Ended September 30, 2018 Compared To September 30, 2017

During the third fiscal quarter of 2018, we incurred a net loss of $16,714 with no revenues, compared to no losses and no revenues in the third fiscal quarters of 2017. Selling, general and administrative expenses in the third quarter of 2018 were $16,714 compared to none in the third quarter of 2017.

The reason for the significant increase in expenses is largely attributable to a change of control of the company and renewed efforts to bring the Company up to date with its corporate affairs and its filings, as the Company continued to explore other business opportunities, in an effort to enhance shareholder value.

Liquidity and Capital Resources

We had no cash on hand and no current assets as of September 30, 2018.  We have an accumulated deficit of $842,447 as of September 30, 2018. As of September 30, 2018, we had total liabilities of $75,429 and a negative net working capital of the same amount.

Going Concern. The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. During the nine months ended September 30, 2018, the Company incurred a net loss of $52,225. The Company had an accumulated deficit of $842,447 as of September 30, 2018. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2018. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

Intelligent Buying, Inc.

Date: April 3, 2019	By:	/s/ Philip Romanzi
Philip Romanzi
Chief Executive Officer and Chief Financial Officer