Form 10-Q/A
period 2018-03-31
Intelligent Buying, Inc.
filed 2019-08-26
CIK 1358633

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q/A

(Amendment No. 1)

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

State the number of shares outstanding of the registrant's $.001 par value common stock as of the close of business on the latest practicable date (August 20, 2019): 7,256,600.

Explanatory Note

This Amendment No. 1 to the Quarterly Report on Form 10-Q (“Form 10-Q/A”) of Intelligent Buying, Inc. (the “Company”) amends our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018, which was originally filed with the Securities and Exchange Commission on January 22, 2019 (the “Original Form 10-Q”). On August 2, 2019, Prager Metis CPAs, LLC (“Prager”), the Registrant’s independent registered public accounting firm, gave notice of its resignation due to partner rotation issues as such, effective on that date. As a result, the Company’s Board of Directors engaged Boyle CPA, LLC (“Boyle”) to serve as the Company’s independent registered public accounting firm effective August 2, 2019. As a result of the partner rotation issues of Prager, the Company was required to have the March 31, 2018 Form 10-Q reviewed by Boyle. This amended Form 10Q has been reviewed by Boyle. The only changes to the originally filed Form 10-Q are updates to subsequent events in Note 6 of the financial statements and updates to the filing date and certifications.

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

INTELLIGENT BUYING, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

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

On April 26, 2019, we entered into a Reorganization Agreement pursuant to which the Company agreed to acquire Jaguaring Company d/b/a Cannavolve (“Cannavolve”), a Washington corporation.

Cannavolve, based in Seattle, is a privately-owned accelerator serving the cannabis and hemp industry. Cannavolve has three operating divisions: Green Ambrosia Jamaica; Consumer Products Group; and Seattle Development Group. The business plan calls for (a) taking majority stakes, (b) acquiring companies in their entirety, and/or (c) conducting joint ventures within the global cannabis and hemp space. Cannavolve’s strategy is to develop these portfolio positions for the purpose of selling them or spinning them off as their own public companies, with the objective of maximizing shareholder value.

The material terms of the Reorganization Agreement are as follows:

(a)

There are currently 7,256,600 shares of INTB issued and outstanding, and that number will remain the same until completion of the Reorganization, except for (1) common shares issuable upon conversion of the 100,000 preferred shares to be issued to and owned by Principal Holdings, LLC, in exchange for its services in negotiating and structuring the Reorganization Agreement and the capitalization, and performing due diligence; and (2) up to 1,415,140 common shares issuable at $.05 per shares upon conversion of the $70,757 convertible promissory note (the “Note”), owed to PureEnergy714, a New Jersey limited liability company. No common shares may be issued to the holder of the Note until March 6, 2020.

(b)

Upon completion of the Reorganization, the 7,256,600 shares are to be held by the following persons:

INCLUDED IN CANNAVOLVE’s 3,446,950 SHARES:

(1)

All current Cannavolve shareholders, both Class A and Class B Common.

(2)

All common shares issued upon conversion of all existing Cannavolve convertible notes.

INTELLIGENT BUYING, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

(3)

All common shares issued to raise $100,000 in its Pre-Closing Offering, at a $10M post-offering valuation, i.e. 72,566 shares.

INCLUDED IN INTB’s 3,446,950 shares:

(1)

INTB’s currently issued and outstanding common shares, except those not Included in either Cannavolve’s or INTB’s shares.

(2)

All common shares issued to raise $400,000 in its Pre-Closing Offering, at a $10M post-offering valuation, i.e., 290,264 shares.

NOT INCLUDED IN EITHER CANNAVOLVE’s OR INTB’s SHARES:

(1)

All INTB shares issuable upon conversion of the 100,000 preferred shares.

(2)

362,700 of INTB’s 7,256,600 issued and outstanding common shares.

(3)

All shares issuable pursuant to the Convertible Note.

(c)

As of the Closing of the Reorganization, INTB will have five directors, two of whom will be Dante Jones and Eric Swaney, who currently are Cannavolve’s principal shareholders  officers and directors; and three of the directors, as yet unnamed, will be designees of INTB.

(d)

Philip Romanzi, currently the Company’s sole officer and director, is expected to resign as an officer and director, and to either cancel most of the 5,653,333 INTB shares his company Bagel Hole, Inc. (“Bagel Hole”) currently owns, or sell most of them to INTB’s new management and others. As a result of the changes in management and ownership of the common shares and the preferred shares, upon completion of the Reorganization, there will be a change of control of INTB.

(e)

As a condition of the Closing, a total of $500,000 must be raised pursuant to a SEC Rule 506(c) offering, for which Cannavolve’s current management is responsible to raise $100,000; and INTB is responsible to raise the remaining $400,000.

(f)

As another condition of Closing both Cannavolve and INTB must provide audited financial statements in accordance with US GAAP. Currently, INTB has provided audited financial statements for the years ended December 31, 2016 and December 31, 2017, but is delinquent in filing its Forms 10-Q for the quarters ended June 30, 2018 and September 30, 2018.  It is also expected that INTB will be required to file its From 10-K for the year ended December 31, 2018, with audited financial statements.

(g)

The Preferred Stock to be issued to Principal Holdings LLC will have voting power equal to the percentage of common shares that equals 51% of the total number of shares issued and outstanding, and which may be voted for any matter requiring 51% approval by shareholder vote of the common shares. The 100,000 shares of Preferred Stock are to be issued to and owned by Principal Holdings, LLC, whose control person is Danielle Doukas.

In furtherance of its proposed reorganization with Cannavolve, in March, 2019, Mr. Romanzi’s company, Bagel Hole, Inc. loaned Cannavolve $235,415, pursuant to a promissory note (the “Cannavolve Note”). The Cannavolve Note bears interest at 10% per annum, is due on July 15, 2019, and extended to August 31, 2019, contains customary default provisions, and is to be automatically converted into restricted shares of INTB at the same price to be paid by other INTB investors in INTB’s Rule 506(c) Pre-Closing Offering described in the Company’s Form 8-K filed with the SEC on March 19, 2019. In addition, the Company continues to incur expenses for consultants, travel, due diligence and other matters in connection with the acquisition of Cannavolve. The Cannavolve Note is currently in default for nonpayment, and therefore is not automatically convertible into INTB common stock. Bagel Hole has not sent a notice of default to Cannavolve.

INTELLIGENT BUYING, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

On April 26, 2019, the parties amended the Reorganization Agreement. The material terms of the amended Reorganization Agreement are as follows:

1.

Section 3.01(c) of the Reorganization Agreement is hereby amended, so that Section 3.01(c) shall be and read as follows:

“(c) Capital Structure. The authorized capital stock of the Company consists of 50,000,000 shares of Company common stock at par value $.001 per share, and 25,000,000 shares of Preferred Stock, par value $.001 per share. There are 7,256,600 shares of common stock currently issued and outstanding, and 100,000 shares of Preferred Stock, which Preferred Stock will be issued to Principal Holdings, LLC (“Principal”) before the Closing, in consideration of Principal successfully negotiating the purchase of INTB, structuring this Agreement and the capitalization, and performing due-diligence. All outstanding shares of common stock and Preferred Stock of the Company are duly authorized, validly issued, fully paid and nonassessable and are not subject to preemptive rights. At and as of the Closing INTB’s current principal shareholder (the “INTB Principal”) will return to INTB, for cancellation and retirement, 3,446,950 shares owned by the INTB Principal, so that, as a result of the retirement of the 3,446,950 shares by the INTB Principal, and the issuance of up to 3,446,950 shares to the HOLDERS, INTB will have issued and outstanding 7,256,600 common shares as of the Closing. There are no outstanding bonds, debentures, notes or other indebtedness or other securities of the Company having the right to vote (or convertible into, or exchangeable for, securities having the right to vote) on any matters on which shareholders of the Company may vote, except for (1) the INTB Convertible Note (the “INTB Note,” a copy of which is attached hereto as Exhibit “B”; and (2)the issuance of restricted INTB shares pursuant to a minimum of $1,500,000, up to a maximum of $2,000,000 (net of fees, costs and commissions) in a Rule 506(c) offering (the “Pre-Closing Offering”) before the Closing of the Reorganization contemplated by this Agreement. INTB and CANNAVOLVE both acknowledge and agree that all of the proceeds from the Pre-Closing Offering will be held in escrow, and none of the proceeds of the offering, will be released to INTB until completion of the Closing.  Except for the INTB Note, the Pre-Closing Offering, and proposed issuance of common shares to the HOLDERS pursuant to this Agreement, there are no outstanding securities, options, warrants, calls, rights, commitments, agreements, arrangements or undertakings of any kind to which the Company is a party or by which it is bound obligating the Company to issue, deliver or sell, or cause to be issued, delivered or sold, additional shares of capital stock or other equity or voting securities of the Company. There are no agreements or arrangements pursuant to which the Company is or could be required to register shares of Company Common Stock or other securities under the Securities Act of 1933, as amended (the "Securities Act"), except as set forth in Article VII, Post-Closing Recapitalization.”

2.

The following words are added to the end of Section 3.02(c): "except as set forth in Article VII, Post-Closing Recapitalization.”

3.

The following Article and Section is hereby added to the Reorganization Agreement:

“ARTICLE VII

POST-CLOSING RECAPITALIZATION

7.01 Increase in Authorized Common Shares; Forward Split.  Immediately after completion of the Reorganization, each of CANNAVOLVE, INTB and HOLDERS shall cause INTB to (a) increase its authorized common shares to 500,000,000, and (b) effect a 6.69341354721-for-1 forward split of the 8,964,036 common shares which will be issued and outstanding as of the Closing of the Reorganization, to 60,000,000 common shares. All parties shall cooperate to effect this recapitalization, as promptly as practicable.”

4.

Other than as specifically set forth above, the Reorganization Agreement is hereby confirmed, and remains in full force and effect.

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

Intelligent Buying, Inc.

Date: August 26, 2019	By:	/s/ Philip Romanzi
Philip Romanzi
Chief Executive Officer and Chief Financial Officer