Form 10-Q/A
period 2018-09-30
Intelligent Buying, Inc.
filed 2019-08-26
CIK 1358633

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

Explanatory Note

This Amendment No. 1 to the Quarterly Report on Form 10-Q (“Form 10-Q/A”) of Intelligent Buying, Inc. (the “Company”) amends our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2018, which was originally filed with the Securities and Exchange Commission on April 3, 2019 (the “Original Form 10-Q”). On August 2, 2019, Prager Metis CPAs, LLC (“Prager”), the Registrant’s independent registered public accounting firm, gave notice of its resignation due to partner rotation issues as such, effective on that date. As a result, the Company’s Board of Directors engaged Boyle CPA, LLC (“Boyle”) to serve as the Company’s independent registered public accounting firm effective August 2, 2019. As a result of the partner rotation issues of Prager, the Company was required to have the September 30, 2018 Form 10-Q reviewed by Boyle. This amended Form 10Q has been reviewed by Boyle. The only changes to the originally filed Form 10-Q are updates to subsequent events in Note 7 of the financial statements and updates to the filing date and certifications.

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

INTELLIGENT BUYING, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

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