Form 10-K
period 2018-12-31
Intelligent Buying, Inc.
filed 2019-08-29
CIK 1358633

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number: 001-34861

INTELLIGENT BUYING, INC.

(Exact Name of Registrant as Specified in Its Charter)

California	20-0956471
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

400 Seventh Avenue
Brooklyn, NY	11215
(Address of Principal Executive Offices)	(Zip Code)

(718) 788-4014

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01	INTB	None

Securities registered pursuant to Section 12(g) of the Act: None

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed quarter (July 10, 2019): $173,000, based on a bid price of $.1078 per share as of that date.

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

On March 13, 2019, we entered into a Reorganization Agreement (the “Reorganization Agreement”) pursuant to which the Company agreed to acquire Jaguaring Company d/b/a Cannavolve (“Cannavolve”), a Washington corporation.

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

As a result of the Company entering into the Reorganization Agreement and agreeing to perform in accordance with its terms, the Company announced that it is no longer a “shell.”

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

Employees

As of December 31, 2018, the Company had one person working for the Company, consisting of its CEO, who was not on payroll.

ITEM 1A.

RISK FACTORS

Not required as the Company is a “smaller reporting company”.

ITEM 1B.

UNRESOLVED STAFF COMMENTS

None.

ITEM 2.

PROPERTIES

None.

ITEM 3.

LEGAL PROCEEDINGS

As of December 31, 2018, the Company was not a party to any pending or threatened legal proceedings.

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

Holders

As of August 20, 2019, we have issued an aggregate of 7,256,600 shares of our common stock to approximately 40 stockholders of record. The issued and outstanding shares of the Company’s common stock were issued in accordance with the exemptions from registration afforded by Section 4(2) of the Securities Act of 1933 and Regulation D promulgated under the Securities Act; except that 389,533 shares of the Company’s common stock were registered under a registration statement on Form SB-2, which was declared effective by the U.S. Securities and Exchange Commission on January 15, 2008.

Options and Warrants

None of the shares of our common stock are subject to outstanding options or warrants.

Status of Outstanding Common Stock

As of May 25, 2019, 5,653,333 of our 7,256,600 issued and outstanding shares are held by “affiliates” of the Company, and the remaining shares are either registered or may be transferred subject to the requirements of the Securities Act of 1933. We have not agreed to register any additional outstanding shares of our common stock under the Securities Act of 1033.

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

In furtherance of its proposed reorganization with Cannavolve, in March, 2019, Mr. Romanzi’s company, Bagel Hole, Inc. loaned Cannavolve $235,415, pursuant to a promissory note (the “Cannavolve Note”). The Cannavolve Note bears interest at 10% per annum, is due on July 15, 2019 and extended to August 31, 2019, contains customary default provisions, and is to be automatically converted into restricted shares of INTB at the same price to be paid by other INTB investors in INTB’s Rule 506(c) Pre-Closing Offering. In addition, the Company continues to incur expenses for consultants, travel, due diligence and other matters in connection with the acquisition of Cannavolve. The Cannavolve Note is now in default, for nonpayment, and therefore the Note is not automatically convertible into shares of INTB common stock.  Bagel Hole has not sent a notice of default to Cannavolve.

As of the date of filing this Annual Report on Form 10-K, no funds have been raised by the Company in the Rule 506(c) Pre-Closing Offering described herein.

Purchases of Equity Securities

The Company has never purchased nor does it own any equity securities of any other issuer.

ITEM 6.

SELECTED FINANCIAL DATA

Year Ended	12/31/18	12/31/17
Revenues	$—	$—
Net Loss	$(94,961)	$(16,826)
Net Loss Per Share, Basic and Diluted	$(0.01)	$(0.00)
Weighted Average No. Shares, Basic and Diluted	7,256,600	7,256,600
Stockholders’ Deficit	$(118,165)	$(59,294)
Total Assets	$65,172	$—
Total Liabilities	$183,337	$59,294

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

On March 13, 2019, we entered into a Reorganization Agreement (the “Reorganization Agreement”) pursuant to which the Company agreed to acquire Jaguaring Company d/b/a Cannavolve (“Cannavolve”), a Washington corporation.

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

Liquidity

As of December 31, 2018, we had $53,129 cash and negative working capital of $130,208. Since the change of control of the Company in May 2018, we have received advances from Pure Energy 714 LLC, an unaffiliated entity, with an outstanding balance of $156,675 as of December 31, 2018, at which time there was no formal arrangement between the Company and Pure Energy 714 LLC regarding the terms for repayment of these advances. Subsequently, as it relates to $70,757 of such advances, on March 15, 2019 pursuant to an unsecured convertible promissory note entered into between the Company and Pure Energy 714 LLC, the terms reached for repayment of the advances included interest on any unconverted principal amount at a rate of 4% per annum and a repayment date on or before August 15, 2022. Additional terms include a voluntary conversion option, pursuant to which Pure Energy 714 LLC may convert any outstanding balance at $0.05 per share into shares of common stock.

Going Concern.  Our independent auditors have added an explanatory paragraph to their audit opinion issued in connection with the financial statements for the year ended December 31, 2018, relative to our ability to continue as a going concern. The Company’s total liabilities exceeded its total assets by $118,165. We had an accumulated deficit of $885,183 at December 31, 2018 and recorded a loss of $94,961 for the year ended December 31, 2018. Because our auditors have issued a going concern opinion, there is substantial uncertainty we will continue operations in which case you could lose your investment. This means that there is substantial doubt that we can continue as an ongoing business for the next 12 months. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business.

Results of Operations for Comparative Years Ended December 31, 2018 and 2017:

The following table summarizes the results of operations during the years ended December 31, 2018 and 2017:

Line Item	12/31/18 (audited)	12/31/17 (audited)	Increase (Decrease)	Percentage Increase (Decrease)

Revenues	$—	$—	$—	0%
Net loss	(94,961)	(16,826)		464%
Expenses	94,961	16,826		464%
Earnings (loss) per share of common stock	(0.01)	(0.00)

Comparisons between Cost of Sales, Selling, General and Administrative Expenses for the years ended December 31, 2018 and December 31, 2017 are as follows:

	12 Months Ended 12/31/2018	12 Months Ended 12/31/2017
Cost of Sales	$—	$—
Ratio of Cost of Sales to Sales	—%	—%
Selling, General and Administrative Expenses	$94,961	$16,826

We had a net loss of $94,961 for the year ended December 31, 2018 as compared with a net loss of $16,826 for the year ended December 31, 2017. This increase in our net loss was a result of new management reorganizing the Company and its initial efforts to secure the Cannavolve business. In addition, ongoing professional fees were incurred in an effort to continue to bring the Company’s filings current during the year ended December 31, 2018.

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

Revenue Recognition

During the year ended December 31, 2017 our revenue recognition policy was in accordance with ASC 605, “Revenue Recognition”, which requires the recognition of sales when there is evidence of a sales agreement, the delivery of goods has occurred, the sales price is fixed or determined and the collectability of revenue is reasonably assured.

On January 1, 2018, the Company adopted ASU 2014-09, “Revenue from Contracts with Customers” and all the related amendments, which are also codified into ASC 606. The adoption of this guidance did not have a material effect on the Company’s financial position, results of operations or cash flows.

Since there were no revenues, the Company does not have material contract assets or liabilities that fall under the scope of ASC 606.

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

Stock-based compensation

The Company has adopted the FASB standard on Share-Based Payment, which addresses the accounting for share-based payment transactions. The standard eliminates the ability to account for share-based compensation transactions using old standards, and generally requires instead that such transactions be accounted and recognized in the statement of operations based on their fair value. The standard is effective for public companies that file as small business issuers as of the first interim or annual reporting period that begins after December 15, 2005. Depending upon the number of and terms for options that may be granted in future periods, the implementation of this standard could have a significant non-cash impact on results of operations in future periods

During the years ended December 31, 2018 and 2017, there were no stock options granted or outstanding.

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

See pages F-1 through F-13.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A.

CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures

Our principal executive and principal financial officer has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a - 15(e) and 15d - 15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this annual report. He has concluded that, based on such evaluation, our disclosure controls and procedures were not effective as of December 31, 2018.

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

For the year ended December 31, 2018, our management has assessed the effectiveness of our internal control over financial reporting and has determined that our internal control over financial reporting was not effective due to the lack of segregation of duties to ensure that the information required to be disclosed by the Company under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the Exchange Act and accumulated and communicated to the Company's Management, including the Principal Executive Officer and the Principal Financial Officer, to allow timely decisions regarding required disclosure.

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

Name	Position(s)	Age
Philip Romanzi	Director, CEO, CFO	57
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

Section 16(a) Beneficial Ownership Reporting Compliance.

Section 16(a) of the Securities Act of 1934 requires the Company's officers and directors, and greater than 10% stockholders, to file reports of ownership and changes in ownership of its securities with the Securities and Exchange Commission. Copies of the reports are required by SEC regulation to be furnished to the Company. Based on management's review of these reports during the fiscal year ended December 31, 2018, all reports required to be filed for the fiscal year ended December 31, 2018 were filed on a timely basis.

ITEM 11.

EXECUTIVE COMPENSATION

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to our current or former officers for services during the last three fiscal years in all capacities to us, our subsidiaries and predecessors. No executive officer received compensation of $100,000 or more in any of the last three fiscal years.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation Earnings ($)	Non- qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Hector Guerrero	2018	0	0	0	0	0	0	0	0
Former CEO, Treasurer,	2017	0	0	0	0	0	0	0	0
and Director	2016	0	0	0	0	0	0	0	0

Philip Romanzi,	2018	0	0	0	0	0	0	0	0
CEO, CFO	2017	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a
and Director	2016	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a

Outstanding Equity Awards at Fiscal Year End

None of our executive officers received any equity awards, including, options, restricted stock or other equity incentives, during the fiscal year ended December 31, 2018.

Additional Narrative Disclosures

We had no salaried employees as of December 31, 2018 or as of the date of filing this Annual Report, though four consultants were paid an aggregate compensation of $19,809 for their services in efforts to move the Company’s business plan forward. Our executive officer is employed at will and has no employment agreement with us. We do not have any bonus, deferred compensation or retirement plan.

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

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The following table sets forth information regarding beneficial ownership of our common stock as of the date of the filing of this Annual Report on Form 10-K (i) by each person who is known by us to beneficially own more than five percent of our common stock; (ii) by each of our officers and directors; and (iii) by all of our officers and directors as a group:

		Amount and Nature
Title of Class	Name and Address of Beneficial Owner	of Beneficial Ownership	Percent of Class(1)

Common Stock	Bagel Hole, Inc.(2)	5,653,333	77.9%
Par value $.001	400 Seventh Avenue Brooklyn, NY 11215

	All directors and officers as a group (1 person)	5,653,333	77.9%

———————

(1)	Based upon 7,256,600 shares issued and outstanding as of December 31, 2018.
(2)	Philip Romanzi is the sole owner of Bagel Hole, Inc., and is therefore deemed to be the beneficial owner of the 5,653,333 shares.

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

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

The aggregate fees billed by our prior auditors, Boyle CPA, LLC, for professional services rendered for the audit of our annual financial statements for the year ended December 31, 2018 and review of our interim financial statements for the first, second and third quarters of 2018 were approximately $2,500. The aggregate fees billed by our prior auditors, Prager Metis CPAs, LLC, for professional services rendered for the audit of our annual financial statements for the year ended December 31, 2018 and review of our interim financial statements for the first, second and third quarters of 2018 were approximately $8,250. The aggregate fees billed by our prior auditors, Prager Metis CPAs, LLC., for professional services rendered for the audit of our annual and interim financial statements for the year ended December 31, 2017 were approximately $5,500.

AUDIT-RELATED FEES

During the last two fiscal years, no fees were billed or incurred for assurance or related services by our auditors that were reasonably related to the audit or review of financial statements reported above.

TAX FEES

There were no tax preparation fees billed for the fiscal years ended December 31, 2018 or 2017.

ALL OTHER FEES

During the last two fiscal years, no other fees were billed or incurred for services by our auditors other than the fees noted above. Our board, acting as an audit committee, deemed the fees charged to be compatible with maintenance of the independence of our auditors.

THE BOARD OF DIRECTORS PRE-APPROVAL POLICIES

We do not have a separate audit committee. Our sole director is responsible for performing the functions of an audit committee. Before an independent auditor is engaged by us to render audit or non-audit services, our director approves the engagement.  Board of directors pre-approval of non-audit services, other than review and attest services, also will not be required if such services fall within available exceptions established by the SEC. For the fiscal year ended December 31, 2018, 100% of audit-related services, tax services and other services performed by our independent auditors were pre-approved by our board of directors.

Our board has considered whether the services described above under the caption "All Other Fees", which are currently none, is compatible with maintaining the auditor's independence. The board approved all fees described above.

PART IV

ITEM 15.

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this 10-K:

1.  FINANCIAL STATEMENTS

The following documents are filed in Part II, Item 8 of this annual report on Form 10-K:

·	Report of Boyle CPA, LLC, Independent Registered Certified Public Accounting Firm

·	Report of Prager Metis CPAs LLC, Independent Registered Certified Public Accounting Firm

·	Balance Sheets as of December 31, 2018 and 2017

·	Statements of Operations for the years ended December 31, 2018 and 2017

·	Statements of Changes in Stockholders’ Deficiency for the years ended December 31, 2018 and 2017

·	Statements of Cash Flows for the years ended December 31, 2018 and 2017

·	Notes to Financial Statements

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

INTELLIGENT BUYING, INC.

Dated: August 27, 2019	By:	/s/ Philip Romanzi
Philip Romanzi, CEO and CFO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity and on the date indicated.

Signature	Title	Date

/s/ Philip Romanzi	CEO	August 27, 2019
Philip Romanzi

INTELLIGENT BUYING, INC.

Boyle CPA, LLC

Certified Public Accountants & Consultants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and

Board of Directors of Intelligent Buying, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Intelligent Buying, Inc. (the “Company”) as of December 31, 2018, the related statements of operations, stockholders’ deficiency, and cash flows for the year ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of its operations and its cash flows for the year ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis of Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to fraud or error. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Substantial Doubt About the Company’s Ability to Continue as a Going Concern

As discussed in Note 3 to the financial statements, the Company’s continuing operating losses, accumulated deficit, limited liquidity, and lack of stabilized source of revenues sufficient to cover operating costs over an extended period of time raise substantial doubt about its ability to continue as a going concern for one year from the issuance of these financial statements. Management’s plans are also described in Note 3. The financial statements do not include adjustments that might result from the outcome of this uncertainty.

/s/ Boyle CPA, LLC

We have served as the Company’s auditor since 2019

Bayville, NJ

August 27, 2019

361 Hopedale Drive SE	P (732) 822-4427
Bayville, NJ 08721	F (732) 510-0665

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis. The ability of the Company to continue as a going concern is dependent upon, among other things, its successful execution of its plan of operations and ability to raise additional financing. There is no guarantee that the Company will be able to raise additional capital or sell any of its products or service at a profit. As discussed in Note 3 to the financial statements, the Company has losses from operations and has an accumulated deficit at December 31, 2017. The Company currently has limited liquidity and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Hackensack, New Jersey
November 27, 2018

INTELLIGENT BUYING, INC.

BALANCE SHEETS

	December 31,
	2018	2017
ASSETS

CURRENT ASSETS
Cash	$53,129	$—
TOTAL CURRENT ASSETS	53,129	—
OTHER ASSETS
Deposit	12,043
TOTAL ASSETS	$65,172	$—

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$26,662	$23,204
Loan payable – related party	—	36,090
Loan Payable – other	156,675	—
TOTAL CURRENT LIABILITIES	183,337	59,294

STOCKHOLDERS’ DEFICIENCY
Preferred Stock – Par Value of $0.001; 25,000,000 shares authorized; no shares issued and outstanding as of December 31, 2018 and 2017	—	—
Common Stock - Par Value of $0.001; 50,000,000 shares authorized; 7,256,600 shares issued and outstanding as of December 31, 2018 and 2017	7,257	7,257
Additional paid-in capital	759,761	723,671
Accumulated deficit	(885,183)	(790,222)
TOTAL STOCKHOLDERS' DEFICIENCY	(118,165)	(59,294)
TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIENCY	$65,172	$—

See Notes to Financial Statements

INTELLIGENT BUYING, INC.

STATEMENTS OF OPERATIONS

	Year ended December 31,
	2018	2017
REVENUES:
	$—	$—
TOTAL REVENUES	—	—

Cost of sales	—	—

Gross Profit	—	—

Operating Expenses
Selling, general and administrative	94,961	16,826
TOTAL OPERATING EXPENSES	94,961	16,826

LOSS FROM OPERATIONS	(94,961)	(16,826)

INCOME TAX PROVISION	—	—

NET LOSS	$(94,961)	$(16,826)

NET LOSS PER COMMON SHARE – BASIC AND DILUTED	$(0.01)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	7,256,600	7,256,600

See Notes to Financial Statements

INTELLIGENT BUYING, INC.

STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2018	2017
OPERATING ACTIVITIES:
Net loss	$(94,961)	$(16,826)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	3,458	16,826
NET CASH USED IN OPERATING ACTIVITIES	(91,503)	—
INVESTMENT ACTIVITIES:
Deposit	(12,043)	—
NET CASH USED IN INVESTMENT ACTIVITIES	(12,043)	—
FINANCING ACTIVITIES:
Proceeds of loan payable – other	156,675	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	156,675	—

INCREASE IN CASH	53,129	—

CASH-BEGINNING OF YEAR	—	—
CASH-END OF YEAR	$53,129	$—

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$—	$—
Taxes	$4,002	$—

Supplemental disclosures of non-cash financing activities:
Forgiveness of related party loans classified as additional paid-in capital	$36,090	$—

See Notes to Financial Statements

INTELLIGENT BUYING, INC.

STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

					Additional
	Common Stock		Preferred Stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance - December 31, 2016	7,256,600	$7,257	—	$—	$723,671	$(773,396)	$(42,468)

Net loss						(16,826)	(16,826)

Balance - December 31, 2017	7,256,600	7,257	—	—	723,671	(790,222)	(59,294)
Forgiveness of related party loans					36,090		36,090
Net loss						(94,961)	(94,961)

Balance - December 31, 2018	7,256,600	$7,257	—	$—	$759,761	$(885,183)	$(118,165)

See Notes to Financial Statements

INTELLIGENT BUYING, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2018

1. FORMATION AND BUSINESS OF THE COMPANY

Business description

The financial statements presented are those of Intelligent Buying, Inc. (the “Company”). The Company was incorporated under the laws of the State of California on March 22, 2004, and was in the business of providing advertising services to promote products and services of third parties (primarily a related company, Anchorfree Wireless, Inc.) to the Company’s customer base. Under this business model, third parties paid the Company a fee to disseminate their advertising to the Company’s customer base.

On March 13, 2019, the Company entered into a Reorganization Agreement (the “Reorganization Agreement”) pursuant to which the Company agreed to acquire Jaguaring Company d/b/a Cannavolve (“Cannavolve”), a Washington corporation.

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

Revenue Recognition

During the year ended December 31, 2017 our revenue recognition policy was in accordance with ASC 605, “Revenue Recognition”, which requires the recognition of sales when there is evidence of a sales agreement, the delivery of goods has occurred, the sales price is fixed or determined and the collectability of revenue is reasonably assured.

On January 1, 2018, the Company adopted ASU 2014-09, “Revenue from Contracts with Customers” and all the related amendments, which are also codified into ASC 606. The adoption of this guidance did not have a material effect on the Company’s financial position, results of operations or cash flows.

Since there were no revenues, the Company does not have material contract assets or liabilities that fall under the scope of ASC 606.

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

INTELLIGENT BUYING, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2018

Stock-based compensation

In accordance with ASC No. 718, Compensation – Stock Compensation (“ASC 718”), the Company measures the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services.

During the years ended December 31, 2018 and 2017, there were no stock based awards issued or outstanding.

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

INTELLIGENT BUYING, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2018

3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred losses since inception and has an accumulated deficit of $885,183 as of December 31, 2018. The Company currently has limited liquidity, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. These factors among others, raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that may result from the outcome of these uncertainties. The Company will require additional financing moving forward and is pursuing various strategies to accomplish this, including seeking equity funding and/or debt funding from private placement sources. Although management believes that it will be able to obtain the necessary funding to allow the Company to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.

Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. There are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

4. STOCKHOLDERS’ (DEFICIENCY)

Preferred stock

At December 31, 2018, the Company had no shares of its preferred stock issued and outstanding. Previously issued preferred shares were converted according to their terms into 5,000,000 shares of common stock on September 16, 2010.

Common stock

At December 31, 2018 and 2017, the Company had 7,256,600 shares of its common stock issued and outstanding, respectively. These shares included 1,267,067 shares of common stock issued on February 16, 2015 in exchange for the three converted notes recorded on the December 31, 2014 balance sheet totaling $50,382, including 809,283 shares issued to Jonathan Herzog, the Company’s former President and Chief Operating Officer until May 9, 2016, and 100,000 shares issued in December, 2015 to a nonaffiliate, upon conversion of another convertible note. Dividends may be paid on outstanding shares of common stock as declared by the Board of Directors. Each share of common stock is entitled to one vote. The Company has never paid dividends.

5. INCOME TAXES

The Company’s income tax benefit differs from the expected income tax benefit by applying the U.S. Federal statutory rate of 21% to net income (loss) as follows:

	December 31,
	2018	2017
Income tax benefit at statutory rate of 21%	20,000	4,000

Change in valuation allowance	(20,000)	(4,000)
	—	—

	December 31,
	2018	2017
Deferred tax assets consist of:
Deferred tax assets (liabilities)
Net operating loss carry forward	186,000	166,000
Change in valuation allowance	(186,000)	(166,000)
	—	—

INTELLIGENT BUYING, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2018

As of December 31, 2018, the Company had approximately $885,000 of federal and state net operating loss carryovers (NOL’s) which begin to expire in 2038. The NOL’s may be subject to limitations under Internal Revenue Code Section 382 should there be a 50% ownership change as determined under regulations.

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

The Company is currently not open to audit for all years ended December 31, 2003 to present because of its large NOL carryforwards. However, the Company is only open to additional tax assessments under the Internal Revenue code statute of limitations for the years ended December 31, 2013 to present; however, it does not currently have any ongoing tax examinations.

6. LOAN PAYABLE – OTHER

Since the change of control of the Company in May 2018, we have received advances from Pure Energy 714 LLC, an unaffiliated entity, with an outstanding balance of $156,675 as of December 31, 2018, at which time there was no formal arrangement between the Company and Pure Energy 714 LLC regarding the terms for repayment of these advances. Subsequently, as it relates to $70,757 of such advances, on March 15, 2019 pursuant to an unsecured convertible promissory note entered into between the Company and Pure Energy 714 LLC, the terms reached for repayment of the advances included interest on any unconverted principal amount at a rate of 4% per annum and a repayment date on or before August 15, 2022. Additional terms include a voluntary conversion option, pursuant to which Pure Energy 714 LLC may convert any outstanding balance at $0.05 per share into shares of common stock.

7. SUBSEQUENT EVENTS

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

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2018

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

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2018

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

Notwithstanding the above, management has evaluated subsequent events through the date these financial statements were available to be issued. There have been no other material events that would require adjustments to or disclosures in the financial statements.