Form 10-Q
period 2019-03-31
Intelligent Buying, Inc.
filed 2019-09-10
CIK 1358633

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019

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

State the number of shares outstanding of the registrant's $.001 par value common stock as of the close of business on the latest practicable date (August 31, 2019): 7,256,600.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INTELLIGENT BUYING, INC.

CONDENSED BALANCE SHEETS

(UNAUDITED)

	March 31, 2019	December 31, 2018

ASSETS

CURRENT ASSETS
Cash	$2,502	$53,129
Loan Receivable	14,666	—
TOTAL CURRENT ASSETS	17,168	53,129
OTHER ASSETS
Deposit	12,043	12,043
Office Equipment	3,056	—
TOTAL ASSETS	$32,267	$65,172

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$43,254	$26,662
Loan payable- related party	—	—
Loan payable- other	156,675	156,675
TOTAL CURRENT LIABILITIES	199,929	183,337

STOCKHOLDERS’ DEFICIENCY:
Preferred Stock – Par Value of $0.001; 25,000,000 shares authorized; no shares issued and outstanding as of March 31, 2019 and December 31, 2018	—	—
Common Stock – Par Value of $0.001; 50,000,000 shares authorized; 7,256,600 shares issued and outstanding as of March 31, 2019 and December 31, 2018	7,257	7,257
Additional paid-in capital	759,761	759,761
Accumulated deficit	(934,680)	(885,183)
TOTAL STOCKHOLDERS’ DEFICIENCY	(167,662)	(118,165)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$32,267	$65,172

See accompanying notes to unaudited condensed financial statements

INTELLIGENT BUYING, INC.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
	2019	2018

REVENUES	$—	$—

Operating Expenses
Selling, general and administrative	49,497	2,297
TOTAL OPERATING EXPENSES	49,497	2,297

LOSS BEFORE PROVISION FOR INCOME TAX	(49,497)	(2,297)

PROVISION FOR INCOME TAX	—	—

NET LOSS	$(49,497)	$(2,297)

NET LOSS PER COMMON SHARE - BASIC AND DILUTED	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	7,256,600	7,256,600

See accompanying notes to unaudited condensed financial statements

INTELLIGENT BUYING, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

			Additional
	Number of	Common	Paid-in	Accumulated
	Shares	Stock	Capital	Deficit	Total

BALANCE AT DECEMBER 31, 2018	7,256,600	$7,257	$759,761	$(885,183)	$(118,165)

Common stock issued	—	—	—	—	—

Net loss for the three months ending March 31, 2019	—	—	—	(49,497)	(49,497)

BALANCE AT MARCH 31, 2019	7,256,600	$7,257	$759,761	$(934,680)	$(167,662)

			Additional
	Number of	Common	Paid-in	Accumulated
	Shares	Stock	Capital	Deficit	Total

BALANCE AT DECEMBER 31, 2017	7,256,600	$7,257	$723,671	$(790,222)	$(59,294)

Common stock issued	—	—	—	—	—

Net loss for the three months ending March 31, 2018	—	—	—	(2,297)	(2,297)

BALANCE AT MARCH 31, 2018	7,256,600	$7,257	$723,671	$(792,519)	$(61,591)

INTELLIGENT BUYING, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2019	2018
OPERATING ACTIVITIES:
Net loss	$(49,497)	$(2,297)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Loan Receivable	(14,666)	—
Accounts payable and accrued expenses	16,592	2,297
NET CASH USED IN OPERATING ACTIVITIES	(47,571)	—

INVESTING ACTIVITIES:
Purchase of office equipment	(3,056)	—
NET CASH USED IN INVESTING ACTIVITIES	(3,056)	—

DECREASE IN CASH	(50,627)	—

CASH - BEGINNING OF PERIOD	53,129	—

CASH - END OF PERIOD	$2,502	$—

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$—	$—
Taxes	$—	$—

See accompanying notes to unaudited condensed financial statements

INTELLIGENT BUYING, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

1. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared on substantially the same basis as the audited financial statements included in the Intelligent Buying Inc. Annual Report on Form 10-K for the year ended December 31, 2018. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission (SEC) rules and regulations regarding interim financial statements. All amounts included herein related to the condensed financial statements as of  March 31, 2019 and for the three months ended March 31, 2019 and 2018 are unaudited and should be read in conjunction with the audited financial statements and the notes there to included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

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

INTELLIGENT BUYING, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

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

INTELLIGENT BUYING, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

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

On April 26, 2019, the parties amended the Reorganization Agreement. The material terms of the amended Reorganization Agreement are as follows:

1.

Section 3.01(c) of the Reorganization Agreement is hereby amended, so that Section 3.01(c) shall be and read as follows:

“(c) Capital Structure. The authorized capital stock of the Company consists of 50,000,000 shares of Company common stock at par value $.001 per share, and 25,000,000 shares of Preferred Stock, par value $.001 per share. There are 7,256,600 shares of common stock currently issued and outstanding, and 100,000 shares of Preferred Stock, which Preferred Stock will be issued to Principal Holdings, LLC (“Principal”) before the Closing, in consideration of Principal successfully negotiating the purchase of INTB, structuring this Agreement and the capitalization, and performing due-diligence. All outstanding shares of common stock and Preferred Stock of the Company are duly authorized, validly issued, fully paid and non assessable and are not subject to preemptive rights.  At and as of the Closing INTB’s current principal shareholder (the “INTB Principal”) will return to INTB, for cancellation and retirement, 3,446,950 shares owned by the INTB Principal, so that, as a result of the retirement of the 3,446,950 shares by the INTB Principal, and the issuance of up to 3,446,950 shares to the HOLDERS, INTB will have issued and outstanding 7,256,600 common shares as of the Closing. There are no outstanding bonds, debentures, notes or other indebtedness or other securities of the Company having the right to vote (or convertible into, or exchangeable for, securities having the right to vote) on any matters on which shareholders of the Company may vote, except for (1) the INTB Convertible Note (the “INTB Note,” a copy of which is attached hereto as Exhibit “B”; and (2)the issuance of restricted INTB shares pursuant to a minimum of $1,500,000, up to a maximum of $2,000,000 (net of fees, costs and commissions) in a Rule 506(c) offering (the “Pre-Closing Offering”) before the Closing of the Reorganization contemplated by this Agreement. INTB and CANNAVOLVE both acknowledge and agree that all of the proceeds from the Pre-Closing Offering will be held in escrow, and none of the proceeds of the offering, will be released to INTB until completion of the Closing.  Except for the INTB Note, the Pre-Closing Offering, and proposed issuance of common shares to the HOLDERS pursuant to this Agreement, there are no outstanding securities, options, warrants, calls, rights, commitments, agreements, arrangements or undertakings of any kind to which the Company is a party or by which it is bound obligating the Company to issue, deliver or sell, or cause to be issued, delivered or sold, additional shares of capital stock or other equity or voting securities of the Company. There are no agreements or arrangements pursuant to which the Company is or could be required to register shares of Company Common Stock or other securities under the Securities Act of 1933, as amended (the "Securities Act"), except as set forth in Article VII, Post-Closing Recapitalization.”

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

INTELLIGENT BUYING, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

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

INTELLIGENT BUYING, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

2. INCOME TAXES

The Company’s income tax benefit differs from the expected income tax benefit by applying the U.S. Federal statutory rate of 21% to net income (loss) as follows:

Three Months Ended March 31,
	2019	2018
Income tax benefit at statutory rate of 21%	$—	$—

Change in valuation allowance	—	—
	$—	$—

The tax effects of temporary differences that give rise to the Company’s net deferred tax liability as of March 31, 2019 and December 31, 2018 are as follows:

	March 31, 2019	December 31, 2018
Deferred Tax Assets
Net Operating Losses	$196,000	$186,000
Less: Valuation Allowance	(196,000)	(186,000)
Deferred Tax Assets – Net	$—	$—

As of March 31, 2019, the Company had approximately $935,000 of federal and state net operating loss carryovers (“NOLs”), which begin to expire in 2038. Utilization of the NOLs may be subject to limitation under the Internal Revenue Code Section 382 should there be a greater than 50% ownership change as determined under regulations.

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

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a federal corporate tax rate decrease from 34% to 21% for tax years beginning after December 31, 2017, the transition of U.S international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of foreign earnings. We have estimated our provision for income taxes in accordance with the Tax Act and guidance available as of the date of this filing but have kept the full valuation allowance. As a result the Company has recorded no income tax expense during the three months ended March 31, 2019.

The Company’s deferred tax assets and liabilities were remeasured to reflect the reduction in the U.S. corporate income tax rate from 34% to 21%, resulting in a deferred tax expense of approximately $103,000 in 2017 that is still fully valued against as of March 31, 2019. This expense is attributable to the Company being in a net deferred tax asset position at the time of remeasurement. The company maintains a full valuation allowance.

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

INTELLIGENT BUYING, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred losses since inception and has an accumulated deficit of $934,680 as of March 31, 2019.  The Company currently has limited liquidity, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. These factors among others, raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that may result from the outcome of these uncertainties. The Company will require additional financing moving forward and is pursuing various strategies to accomplish this, including seeking equity funding and/or debt funding from private placement sources. Although management believes that it will be able to obtain the necessary funding to allow the Company to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.

Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. There are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

4. LOAN PAYABLE- OTHER

Since the change of control of the Company in May 2018, we have received advances from Pure Energy 714 LLC, an unaffiliated entity, with an outstanding balance of $156,675 as of  December 31, 2018, at which time there was no formal arrangement between the Company and Pure Energy 714 LLC regarding the terms for repayment of these advances. This amount of $156,675 was still outstanding as of March 31, 2019. On March 15, 2019, specific terms were reached on $70,757 of such advances  pursuant to an unsecured convertible promissory note entered into between the Company and Pure Energy 714 LLC, the terms call for repayment of the advances including interest on any unconverted principal amount at a rate of 4% per annum and a repayment date on or before August 15, 2022. Additional terms include a voluntary conversion option, pursuant to which Pure Energy 714 LLC may convert any outstanding balance at $0.05 per share into shares of common stock.

5. STOCKHOLDERS’ (DEFICIENCY)

Preferred stock

At March 31, 2019 and December 31, 2018, the Company had no shares of its preferred stock issued and outstanding.

Common stock

At March 31, 2019 and December 31, 2018, the Company had 7,256,600 shares of its common stock issued and outstanding.

INTELLIGENT BUYING, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

6. SUBSEQUENT EVENTS

On April 26, 2019, the parties amended the Reorganization Agreement. The material terms of the amended Reorganization Agreement are as follows:

1.

Section 3.01(c) of the Reorganization Agreement is hereby amended, so that Section 3.01(c) shall be and read as follows:

“(c) Capital Structure. The authorized capital stock of the Company consists of 50,000,000 shares of Company common stock at par value $.001 per share, and 25,000,000 shares of Preferred Stock, par value $.001 per share. There are 7,256,600 shares of common stock currently issued and outstanding, and 100,000 shares of Preferred Stock, which Preferred Stock will be issued to Principal Holdings, LLC (“Principal”) before the Closing, in consideration of Principal successfully negotiating the purchase of INTB, structuring this Agreement and the capitalization, and performing due-diligence. All outstanding shares of common stock and Preferred Stock of the Company are duly authorized, validly issued, fully paid and non assessable and are not subject to preemptive rights. At and as of the Closing INTB’s current principal shareholder (the “INTB Principal”) will return to INTB, for cancellation and retirement, 3,446,950 shares owned by the INTB Principal, so that, as a result of the retirement of the 3,446,950 shares by the INTB Principal, and the issuance of up to 3,446,950 shares to the HOLDERS, INTB will have issued and outstanding 7,256,600 common shares as of the Closing. There are no outstanding bonds, debentures, notes or other indebtedness or other securities of the Company having the right to vote (or convertible into, or exchangeable for, securities having the right to vote) on any matters on which shareholders of the Company may vote, except for (1) the INTB Convertible Note (the “INTB Note,” a copy of which is attached hereto as Exhibit “B”; and (2)the issuance of restricted INTB shares pursuant to a minimum of $1,500,000, up to a maximum of $2,000,000 (net of fees, costs and commissions) in a Rule 506(c) offering (the “Pre-Closing Offering”) before the Closing of the Reorganization contemplated by this Agreement. INTB and CANNAVOLVE both acknowledge and agree that all of the proceeds from the Pre-Closing Offering will be held in escrow, and none of the proceeds of the offering, will be released to INTB until completion of the Closing.  Except for the INTB Note, the Pre-Closing Offering, and proposed issuance of common shares to the HOLDERS pursuant to this Agreement, there are no outstanding securities, options, warrants, calls, rights, commitments, agreements, arrangements or undertakings of any kind to which the Company is a party or by which it is bound obligating the Company to issue, deliver or sell, or cause to be issued, delivered or sold, additional shares of capital stock or other equity or voting securities of the Company. There are no agreements or arrangements pursuant to which the Company is or could be required to register shares of Company Common Stock or other securities under the Securities Act of 1933, as amended (the "Securities Act"), except as set forth in Article VII, Post-Closing Recapitalization.”

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

Results of Operations for Fiscal Quarter Ended March 31, 2019 Compared To March 31, 2018

During the first fiscal quarter of 2019, we incurred a net loss of $49,497 with no revenues, compared to a net loss of $2,297 with no revenues in the first fiscal quarter of 2018. Selling, general and administrative expenses in the first quarter of 2019 were $49,497 compared to $2,297 in the first quarter of 2018.

This increase in net loss was largely attributable to the company’s Reorganization Agreement and its efforts to advance its business plan with Cannavolve, including the engagement of an operations consultant. The company is accruing an expense of  $10,000 per month in connection with the operations consultant, which shall be paid out following the completion of the Reorganization Agreement.  Additionally, there was an increase in professional fees incurred associated with this and the Company’s efforts to bring its filings current.

Liquidity and Capital Resources

We had $2,502 cash on hand as at March 31, 2019 and current assets of $17,168. We have an accumulated deficit of $934,680 as of March 31, 2019. As of March 31, 2019, we had total liabilities of $199,929 and a negative net working capital of $182,761.

Going Concern. The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. During the three months ended March 31, 2019, the Company incurred a net loss of $49,497. The Company had an accumulated deficit of $934,680 as of March 31, 2019. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2019. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control Over Financial Reporting

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the  quarter ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Intelligent Buying, Inc.

Date: September 9, 2019	By:	/s/ Philip Romanzi
Philip Romanzi
Chief Executive Officer and Chief Financial Officer