Form 10-K
period 2019-12-31
Intelligent Buying, Inc.
filed 2020-05-29
CIK 1358633

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2019

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from__________________ to _______________________.

Commission File Number 001-34861

INTELLIGENT BUYING, INC.

(Exact name of registrant as specified in its charter)

California	20-0956471
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

300 Park Avenue, 12th Floor

New York, NY 10022

(Address of principal executive offices)

Issuer’s telephone number: 646-202-2897

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.001 Par Value Per Share

Indicate by check mark whether the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act. Yes  ☐  No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No   ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or emerging growth company.   See the definition of  “large accelerated filer,” “accelerated filer” ,  “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.   (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller Reporting Company ☒
Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act) Yes ☐  No ☒

As of June 30, 2019, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the issued and outstanding common stock held by non-affiliates of the registrant, based upon the closing price of the common stock as traded on OTC Markets of $0.00 was approximately $0. For purposes of the above statement only, all directors, executive officers and 10% shareholders are assumed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

As of May 28, 2020, there were 7,254,588 shares of common stock, par value $0.001 per share, outstanding.

Documents incorporated by reference: NONE

INTELLIGENT BUYING, INC.

2019 FORM 10-K ANNUAL REPORT

i

PART I

FORWARD-LOOKING STATEMENTS

CERTAIN STATEMENTS IN THIS ANNUAL REPORT MAY CONSTITUTE “FORWARD LOOKING STATEMENTS”. WHEN THE WORDS “BELIEVES”, “ANTICIPATES”, “INTENDS”, “EXPECTS”, “PLANS”, “SEEKS”, “PROJECTS”, “ESTIMATES” AND SIMILAR EXPRESSIONS ARE USED, THEY IDENTIFY FORWARD-LOOKING STATEMENTS. THESE FORWARD-LOOKING STATEMENTS ARE BASED ON MANAGEMENT’S CURRENT BELIEFS AND ASSUMPTIONS AND INFORMATION CURRENTLY AVAILABLE TO MANAGEMENT AND INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF THE COMPANY TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY THESE FORWARD-LOOKING STATEMENTS. INFORMATION CONCERNING FACTORS THAT COULD CAUSE OUR ACTUAL RESULTS TO DIFFER MATERIALLY FROM THESE FORWARD-LOOKING STATEMENTS CAN BE FOUND IN OUR PERIODIC REPORTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION. WE UNDERTAKE NO OBLIGATION TO PUBLICLY RELEASE REVISIONS TO THESE FORWARD-LOOKING STATEMENTS TO REFLECT FUTURE EVENTS OR CIRCUMSTANCES OR REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS.

Unless otherwise indicated, references to “we”, “us”, “our”, “Company”, “Intelligent Buying”, or “INTB” mean Intelligent Buying, Inc. and its subsidiaries, and references to “fiscal” mean the Company’s fiscal year ended December 31. References to the “parent company” mean Intelligent Buying, Inc.

ITEM 1.   BUSINESS

Overview

Unless the context otherwise requires, in this report, the terms “Intelligent Buying”, “Company”, “INTB”, “we”, or “our” refers to Intelligent Buying, Inc., a California corporation. The Company’s principal office is located at 300 Park Avenue, 12th Floor, New York, New York 10022. The Company’s telephone number is (646) 202-2897. The Company reports its operations using a fiscal year ending December 31, and the operations reported on this Form 10-K are presented on a consolidated basis.

The Company files Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, registration statements and other items with the Securities and Exchange Commission (“SEC”). In this Annual Report on Form 10-K, the language “this fiscal year” or “current fiscal year” refers to the 12-month period ended December 31, 2019.

In addition, the public may read and copy any materials the Company’s files with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Room 1580, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site ( www.sec.gov ) that contains reports, proxy and information statements regarding issuers, like the Company, that file electronically with the SEC.

Intelligent Buying, Inc. was incorporated in the State of California on March 22, 2004. The Company initially was engaged in the business of asset management and sales of high-end computerized networking equipment to emerging high technology companies. Commencing in 2011, the Company began providing advertising services to promote products and services of third parties (primarily a related company, Anchorfree Wireless, Inc.) to the Company’s customer base. Under this business model, third parties paid the Company a fee to disseminate their advertising to the Company’s customer base. On February 9, 2015, the Company’s principal shareholders sold their shares of common stock to AMS Encino Investments, Inc., a California corporation controlled by Hector Guerrero, which resulted in a change of control of the Company. Following this change of control, in October 2016, management discontinued the Company’s operations.

On March 13, 2019, we entered into a Reorganization Agreement by and among Jaguaring Company, d/b/a Cannavolve (“Cannavolve”), a Washington corporation, and the shareholders of Cannavolve listed in the Reorganization Agreement, pursuant to which the Company agreed to acquire 100% of the issued and outstanding common stock of Cannavolve from these Cannavolve shareholders in exchange for up to 861,738 shares of common stock of the Company. On April 27, 2019 and again on January 2, 2020, the Reorganization Agreement was amended. The Reorganization Agreement and its subsequent amendments are referred to herein collectively as the “Reorganization Agreement.” On February 12, 2020, the parties to the Reorganization Agreement entered into a termination agreement (the “Termination Agreement”) pursuant to which the Reorganization Agreement was terminated by mutual consent of the parties in accordance with the terms of the Reorganization Agreement. The parties decided to terminate the Reorganization Agreement in order to restructure the planned acquisition by the Company of Cannavolve. The foregoing description of the Termination Agreement does not purport to be complete and is qualified in its entirety by reference to the Termination Agreement, a copy of which is filed as Exhibit 2.5 to this Annual Report on Form 10-K (this “Report”) and which is incorporated herein by reference.

On February 14, 2020 (the “Closing Date”), we entered into and closed (the “Closing”) an Agreement and Plan of Reorganization (the “Agreement”) with Cannavolve and each of the 37 shareholders of Cannavolve who executed a counterpart signature to the Agreement (the “Cannavolve Shareholders”). Pursuant to the Agreement, the Company agreed to acquire an aggregate of 33,674,262 shares of common stock of Cannavolve constituting 81.5% of the issued and outstanding shares of common stock of Cannavolve from the Cannavolve Shareholders in exchange for 702,111 shares of common stock of the Company, constituting 9.6% of the issued and outstanding shares of common stock, $0.001 par value per share (the “Common Stock”), of the Company (the “Reorganization “). Pursuant to the Agreement, the Company agreed to file a Certificate of Determination with the State of California, as soon as practicable after the Closing, to create a new class of preferred stock of the Company, the Series B Preferred Stock (the “New Preferred”), and further agreed to issue, as a post-Closing covenant, 1,000,000 shares of the New Preferred to Principal Holdings, LLC (“Principal”), in consideration of Principal successfully negotiating the Agreement and performing due-diligence in connection with the Agreement. Additionally, pursuant to the Agreement, the parties agreed that the Company’s then principal shareholder, Bagel Hole Inc. (“Bagel Hole”), which is owned solely by Philip Romanzi, the Company’s Chief Executive, Chief Financial Officer, Treasurer, Secretary and sole director, would return to the Company for cancellation and retirement an aggregate of 4,114,352 shares of Common Stock owned by Bagel Hole. Additionally, pursuant to the Agreement, the parties agreed that at Closing, (i) Mr. Romanzi would resign from all executive officer and director positions with the Company, (ii) George Furlan would be appointed as the Company’s Interim Chief Executive Officer, Interim Chief Financial Officer, Interim Treasurer, Interim Secretary and Chief Operating Officer, and (iii) Dante Jones would be appointed as the Company’s sole director. Further, the parties agreed that two additional directors would be appointed to the Company’s board of directors after Closing.

At Closing pursuant to the Agreement: (i) we issued an aggregate of 702,111 shares of Common Stock to the Cannavolve Shareholders in exchange for 33,674,262 shares of Cannavolve common stock, constituting 81.5% of the issued and outstanding shares of Cannavolve, resulting in Cannavolve becoming our 81.5% owned subsidiary; (ii) Bagel Hole returned to INTB for cancellation and retirement 4,114,352 shares of Common Stock owned by Bagel Hole; (iii) Mr. Romanzi resigned from all officer and director positions with the Company; (iv) George Furlan was appointed as the Company’s Interim Chief Executive Officer, Interim Chief Financial Officer, Interim Treasurer, Interim Secretary and Chief Operating Officer; and (v) Dante Jones was appointed as the Company’s sole director. We anticipate that, in the near future, the size of the Board will be increased to three directors.

The Agreement contains customary representations, warranties, covenants and conditions for a transaction of this type for the benefit of the parties. For federal income tax purposes, it is intended that the Reorganization qualify as a reorganization under the provisions of Section 368(a) of the Internal Revenue Code of 1986, as amended (the “Code”). However, we did not obtain any tax opinion and there can be no assurance that our intent that the Reorganization qualify as a reorganization under the provisions of Section 368(a) of the Code is correct.

The foregoing description of the Agreement does not purport to be complete and is qualified in its entirety by reference to the Agreement, a copy of which was previously filed with the Securities and Exchange Commission as an Exhibit to Form 8-K on February 14, 2020 and which is incorporated herein by reference. Immediately prior to the Closing of the Reorganization described in detail above pursuant to which Cannavolve became a majority owned subsidiary of the Company, the Company was a “shell company,” as such term is defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

The Reorganization was accounted for using the acquisition method of accounting and is based on the historical consolidated financial statements of the Company and Cannavolve. The acquisition method of accounting is set forth in Accounting Standards Codification (“ASC”) 805, Business Combinations, and uses the fair value concepts defined in ASC 820, Fair Value Measurement. Under the acquisition method of accounting, the assets acquired, and liabilities assumed are generally recorded as of the completion of the purchase at their respective fair values and added to those of the Company. Financial statements and reported results of operations of the Company issued after completion of the purchase will reflect these fair value adjustments, but the Company’s previously issued historical financial statements will not be retroactively restated.

In addition, on May 28, 2020, the Company entered into and closed a Share Exchange Agreement (the “Share Exchange Agreement”) with the remaining 55shareholders of Cannavolve (the “Remaining Cannavolve Shareholders”). Pursuant to the Share Exchange Agreement, the Company acquired an aggregate of 7,656,441 shares of common stock of Cannavolve constituting the remaining 18.5% of the issued and outstanding shares of common stock of Cannavolve from the Remaining Cannavolve Shareholders in exchange for 159,627 shares of common stock of the Company, constituting 0.02% of the issued and outstanding shares of Common Stock of the Company (the “Share Exchange”). As a result of the Share Exchange, Cannavolve is a wholly owned operating subsidiary of the Company.

The Share Exchange Agreement contains customary representations, warranties, covenants and conditions for a transaction of this type for the benefit of the parties. For federal income tax purposes, it is intended that the Share Exchange qualify as a reorganization under the provisions of Section 368(a) of the Code. However, we did not obtain any tax opinion and there can be no assurance that our intent that the Share Exchange qualify as a reorganization under the provisions of Section 368(a) of the Code is correct.

The foregoing description of the Share Exchange Agreement does not purport to be complete and is qualified in its entirety by reference to the Agreement, a copy of which is filed as an Exhibit to this Form 10-K Annual Report.

The Share Exchange was accounted for using the acquisition method of accounting and is based on the historical consolidated financial statements of the Company and Cannavolve. The acquisition method of accounting is set forth in Accounting Standards Codification (“ASC”) 805, Business Combinations, and uses the fair value concepts defined in ASC 820, Fair Value Measurement. Under the acquisition method of accounting, the assets acquired, and liabilities assumed are generally recorded as of the completion of the purchase at their respective fair values and added to those of the Company. Financial statements and reported results of operations of the Company issued after completion of the purchase will reflect these fair value adjustments, but the Company’s previously issued historical financial statements will not be retroactively restated.

Cannavolve

Cannavolve was incorporated in the state of Washington on July 6, 2012. To date, Cannavolve’s operations have consisted primarily of providing advisory and operational services to hemp and ancillary cannabis companies, serving as a business accelerator working with startups and emerging brands nationwide. Headquartered in Seattle, Cannavolve has guided clients through every phase of the startup process, including business planning and forecasting, funding and investment, human resources and legal operations and manufacturing, and sales and marketing. Cannavolve’s go-to-market strategies and program implementation processes were designed with one goal in mind: to drive innovation and position startups for sustainable momentum and growth.

Toward the end of 2019, Cannavolve began to decrease its advisory and operational services to hemp and ancillary cannabis companies and shifted its focus to product development, brand management and creating CBD lifestyle brands. Cannavolve’s mission is now to launch and operate best-in-class brands in the Luxury, Premium and Mass Market space with an objective on innovation and product uniqueness, derived from research insights, demographic data, customer interviews and omni-channel experiences.

We value our Cannavolve customers’ personal well-being as much as we value the well-being of our planet. We believe in responsible luxury that respects nature and humankind, a luxury that prepares for a better world for future generations. We believe that ethics and moral values are becoming increasingly important for consumers in such a way that they are starting to strongly influence their purchasing decisions. Environment, sustainability, cruelty-free production and labor practices are all elements now taken into consideration when buying a product.

Our full spectrum CBD used in our products is rich in Phytocannabinoids and is THC free. Our CBD is sustainably farmed and sourced. We employ supercritical CO2 and alcohol extraction technologies without the use of any harsh chemicals. All of our CBD use in our products is tested up to 20 times through cultivation, extraction and manufacturing process to final packaged product. Our CBD is also vegan, gluten free, cruelty free and Non-GMO.

Each of our portfolio brands is planned to have its own digital architecture which will allow us to closely monitor our sales channel strategies and continually refine sales channels while exploring new ones which we believe represent the greatest potential. We intend to build brand loyalty by endorsing consumer core values of authenticity and relatability and maintain a commitment to following sustainable practices and rigorous product testing.

Principal Products and Services

The Company currently has one main product line and three in development. The Company’s current active product line is Revive Now.

Revive Now

Revive Now a mass market, premium-quality, full spectrum, hemp-based CBD product brand. Revive Now offers quality products at competitive market pricing, such as CBD-infused tinctures, softgels, creams, powders, gumdrops, and sprays. Products currently sold under the Revive Now product line include:

●	CBD-Infused Dried Fruits and Gummies
●	CBD Topicals
●	CBD Sprays

Revive Now products are indented to provide a safe and effective way to consume hemp-based CBD.

Revive Now Target Market

Our initial target demographic for the Revive Now brand is women over the age of 35. However, we intend to target the mass market with this brand, selling to potential purchasers of any income and background. We believe anyone looking for support for aches and pain, anxiety, inflammation, insomnia and depression are potential customers for the Revive Now brand. We intend to target customers who are looking for CBD infused products at affordable price points.

Future Product Lines

The Company has three product lines planned for introduction by the end of 2020.

●	Ouevre - a next generation CBD luxury skin care line and lifestyle brand.
●	F.A.M.E. - a millennial, premium priced dual-gender lifestyle brand
●	LevelLab – a premium priced millennial fitness/wellness/performance product line

Ouevre

Oeuvre - “A Body of Art” – is the next product line we plan to launch in Fall 2020, and is intended to be a next generation CBD luxury skin care line and lifestyle brand. Planned product offerings under this line include:

●	Purifying Exfoliator
●	Replenishing Oil
●	Ultra-Nourishing Face Cream
●	Revitalizing Eye Cream
●	High Potency Tincture
●	CBD infused and scented candles
●	CBD infused women’s fragrance

Drawing inspiration from petals, leaves, roots, minerals and gemstones, Ouevre celebrates the artistry of well-being and beauty, inside and out. Ouevre products are non-toxic, ungendered products made with zero GMO, retinyl palmitate, petroleum, mineral oil, parabens, sulfates, and synthetic colors.

Ouevre Target Market

Ouevre is planned to be our luxury segment product line. With Ouevre, we are targeting a large and influential consumer class of the of individuals that are “HENRYs” – High-Earners-Not-Rich-Yet. They have discretionary income and are highly likely to be wealthy in the future. HENRYs earn between $100,000 and $250,000 annually. They are digitally fluent, love online shopping online, and are big discretionary spenders. Therefore, ouvreskincare.com offers inclusive, aspirationally affordable luxury products positioned for them.

We believe the benefit of onboarding this demographic to Ouevre are twofold: securing valuable present customers and building relationships and business with those most likely to be amongst the most affluent consumers in the future. By the year 2025, Millennials and Generation Z will represent more than 40% of the overall luxury goods market, according to a 2019 report published by Boston Consulting Group. We seek to target such group for the sale of our Ouevre products.

On social media, we will target the following audiences for the Ouevre brand

●	Women aged 30+
●	Luxury Skincare Enthusiasts
●	CBD Enthusiasts
●	Crystal Lovers
●	Wellness Audience
●	Makeup Artists
●	Art
●	Beauty
●	Influencers
●	Bloggers
●	Stores

LevelLab

We intend LevelLab to be a premium priced millennial fitness, wellness, and performance product line. Intended products include:

●	Therapeutic recovery cream that provides heating and cooling effects to sooth pain, containing isolate hemp CBD, 100% THC free.
●	LevelLab Bundle including daily facial cleanser, hyaluronic and vitamin C moisturizer, and retinol night cream.
●	LevelLab Active Hydration – supplement for mineral replenishment and optimal hydration for before, during, and after workout.
●	LevelLab Fuel – a recovery drink containing a unique combination of CBD and amino acids.

LevelLab Target Market

We plan to target Millennials (generally ages 23 – 38 as of 2019) for our LevelLab product line. These consumers, who came of age in a hyper-connected, digital world, have unique shopping preferences, spend their time in different mediums, and respond to a different style of messaging than generations past. This evolution in consumer behavior accompanies a significant transition of purchasing power to the Millennial generation. According to the 2015 U.S. Census Bureau, Millennials accounted for more than 25% of the U.S. population, exceeding the number of baby boomers and making it the largest percentage of the workforce in the United States. Further, according to the U.S. Bureau of Labor Statistics, people born after 1981, including Millennials and Generation Z, accounted for approximately $1.7 trillion or 22% of the nation’s total consumer expenditure in 2017. We expect this number to significantly increase as Millennials enter their peak earning years and an increasing percentage of Generation Z joins the workforce.

F.A.M.E

F.A.M.E. will merge health and wellness with art and entertainment to curate unique and impactful products, content, and activities for a global community. As stated in a 2017 article on the Wellness industry published by Forbes,, 72% of millennials would rather spend money on experiences than on material goods. With F.A.M.E., we intend to give them both. Products and offerings under the F.A.M.E. brand name are currently under development.

F.A.M.E Target Market

The target market for F.A.M.E. is also Millennials. We intend to market F.A.M.E. to premium consumers – both male and female – in the Millennial market.

Distribution

We have three primary methods through which we sell our products:

1.	Cannavolve’s direct-to consumer online e-commerce platform
2.	Wholesale distributers; and
3.	Private white label sales.

Our direct to consumer e-commerce platform is tailored to the specific brands we offer or intend to offer. For example, we currently sell Revive Now products through www.buyrevivenow.com. Information contained on, or accessible through, our website is not a part of, and is not incorporated by reference into, this document. In the future, we will have a separate e-commerce platform for our other brands and product lines, such as Ouevre, LevelLab, etc. Currently, the vast majority of our sales are made via private white label sales – but we intend to increase direct-to-consumer and wholesale distribution sales in the future.

Marketing Strategy

We support brand launches with social media & marketing campaigns, including influencers. Leading marketing and PR firms were engaged by the Company to spearhead the launch of Revive Now, and will likely be engaged for our future planned brand launches.

Industry Overview

The market for products based on extracts of hemp and cannabis, is expected to grow substantially over the coming years. Arcview Market Research and BDS Analytics are forecasting the combined market to reach nearly $45 billion within the U.S. in the year 2024. While much of this market is expected to be comprised of high potency THC-based products that will be sold in licensed dispensaries, the research firms are still predicting the market to grow to $5.3 billion, $12.6 billion, and $2.2 billion by 2024 for the product areas of low THC cannabinoids, THC-free Cannabinoids and pharmaceutical cannabinoids, respectively.

We believe the recent passage of the 2018 Farm Bill will allow the Company to expand its marketplace opportunities. On December 20, 2018, President Donald J. Trump signed into law the Agriculture Improvement Act of 2018, otherwise known as the “Farm Bill.” Prior to its passage, hemp, a member of the cannabis family, and hemp-derived CBD were classified as a Schedule I controlled substances, and so illegal under the CSA. Under Section 10113 of the Farm Bill, hemp cannot contain more than 0.3 percent THC. THC refers to the chemical compound found in cannabis that produces the psychoactive “high” associated with cannabis. Any cannabis plant that contains more than 0.3 percent THC would be considered non-hemp cannabis—or marijuana—under federal law and would thus face no legal protection under this new legislation and would be an illegal Schedule 1 drug under the CSA.

With the passage of the Farm Bill, hemp cultivation is broadly permitted. The Farm Bill explicitly allows the transfer of hemp-derived products across state lines for commercial or other purposes. It also puts no restrictions on the sale, transport, or possession of hemp-derived products, so long as those items are produced in a manner consistent with the law.

Government Regulation

The United States Food & Drug Administration (“FDA”) is generally responsible for protecting the public health by ensuring the safety, efficacy, and security of (1) prescription and over the counter drugs; (2) biologics including vaccines, blood & blood products, and cellular and gene therapies; (3) foodstuffs including dietary supplements, bottled water, and baby formula; and, (4) medical devices including heart pacemakers, surgical implants, prosthetics, and dental devices.

Regarding its regulation of drugs, the FDA process requires a review that begins with the filing of an investigational new drug (IND) application, with follow on clinical studies and clinical trials that the FDA uses to determine whether a drug is safe and effective, and therefore subject to approval for human use by the FDA.

Aside from the FDA’s mandate to regulate drugs, the FDA also regulates dietary supplement products and dietary ingredients under the Dietary Supplement Health and Education Act of 1994. This law prohibits manufacturers and distributors of dietary supplements and dietary ingredients from marketing products that are adulterated or misbranded. This means that these firms are responsible for evaluating the safety and labeling of their products before marketing to ensure that they meet all the requirements of the law and FDA regulations, including, but not limited to the following labeling requirements: (1) identifying the supplement; (2) nutrition labeling; (3) ingredient labeling; (4) claims; and, (5) daily use information.

The FDA has not approved cannabis, marijuana, hemp or derivatives as a safe and effective drug for any indication. As of the date of this filing, we have not, and do not intend to file an IND with the FDA, concerning any of our products that contain CBD derived from industrial hemp or cannabis. Further, our products containing CBD derived from industrial hemp are not marketed or sold using claims that their use is safe and effective treatment for any medical condition subject to the FDA’s jurisdiction.

Government Approvals

The Company does not currently require any government approvals for its operations or product offerings. In August 2019, the DEA affirmed that CBD preparations at or below the 0.3 percent delta-9 THC threshold, is not a controlled substance, and a DEA registration is not required. As a result of the 2018 Farm Bill the FDA has been tasked with developing CBD regulations. The FDA has not yet published regulations.

Competition

We have experienced, and expect to continue to experience, intense competition from a number of companies.

The current market for hemp-derived CBD products is highly competitive, consisting of publicly-trade and privately-owned companies, many of which are more adequately capitalized than the Company. The Company’s current publicly listed competitors include market leader Charlotte’s Web, CV Sciences, Elixinol, Abacus, and Green Growth Brands, and private companies such as BeBoe, St. Jane. Mary’s, Lord Jones, Bluebird Folium Biosciences, Global Cannabinoids, and Pure Kana. In addition, both public and private U.S. multi-state operators and Canadian LP’s have entered the hemp-derived CBD consumer market or have announced plans to do so. This market is highly fragmented, and according to the Hemp Business Journal, the vast majority of industry participants generate less than ~$2 million of annual revenue. We see this an opportunity to get a foothold in the CBD consumer marketplace, and build our company as a major brand name in this space.

Cannavolve’s Growth Strategies:

In order to grow our company, Cannavolve intends to:

●	Create a leading consumer packaged goods company;
●	Partner with established distributers and retailers;
●	Focus on operational excellence and product quality; and
●	Establish ongoing communication with the capital markets

Cannavolve’s mission is to create the next generation of CBD consumer brands. The Company believes it has assembled a highly accomplished team of branding and marketing professionals who have successfully launched and operated major brands in the consumer market space, which the Company believes will give it a competitive edge in the industry.

Suppliers

The Company has several third party suppliers, and is not reliant on any particular supplier for its product offerings. Many of our products contain CBD derived from industrial hemp or cannabis which we get from third parties. Hemp cultivation can be impacted by weather patterns and other natural events, but we have not faced any supply issues to date with obtaining raw materials for our products.

Customers

The Company currently sells products under its Revive Now direct to consumers, as well as via wholesale and private white label sales. The majority of the Company’s customers are currently other companies, as white-label products comprise the majority of the Company’s sales. The Company is not reliant on any particular customer.

Intellectual Property

The Company does not currently own any patents or trademarks. The Company expects to rely on trade secrets and proprietary know-how protection for our confidential and proprietary information, however we have not yet taken security measures to protect this information.

Research and Development

We are constantly in the process of identifying and/or developing potential new products to offer to our customers. Our expenditures on research and development have historically been small and immaterial compared to our other business expenditures. We are currently developing new formulations for additional product lines.

Employees

The Company has two employees. It otherwise relies on the services of independent contractors.

Reports to Security Holders

We intend to furnish our shareholders annual reports containing financial statements audited by our independent registered public accounting firm and to make available quarterly reports containing unaudited financial statements for each of the first three quarters of each year. We file Quarterly Reports on Form 10-Q, Annual Reports on Form 10-K and Current Reports on Form 8-K with the SEC in order to meet our timely and continuous disclosure requirements. We may also file additional documents with the SEC if they become necessary in the course of our company’s operations.

The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is www.sec.gov.

ITEM 1A. RISK FACTORS

You should carefully consider the following material risk factors as well as all other information set forth or referred to in this report before purchasing shares of our common stock. Investing in our common stock involves a high degree of risk. The Company believes all material risk factors have been presented below. If any of the following events or outcomes actually occurs, our business operating results and financial condition would likely suffer. As a result, the trading price of our common stock could decline, and you may lose all or part of the money you paid to purchase our common stock.

Risks Related to Our Business and Industry

We are an early stage company with very limited operating history. Such limited operating history may not provide an adequate basis to judge our future prospects and results of operations.

We have a limited operating history. Cannavolve was formed on July 6, 2012. We have limited experience and operating history in which to assess our future prospects as a company, and this limited experience is compounded by our recent shift in business towards product development and sales. In addition, the market for our products is highly competitive. If we fail to successfully develop and offer our products and services in an increasingly competitive market, we may not be able to capture the growth opportunities associated with them or recover our development and marketing costs, and our future results of operations and growth strategies could be adversely affected. Our limited history may not provide a meaningful basis for investors to evaluate our business, financial performance, and prospects.

Business interruptions, including any interruptions resulting from COVID-19, could significantly disrupt our operations and could have a material adverse impact on us if the situation continues.

Business interruptions, including any interruptions resulting from COVID-19, could significantly disrupt our operations and could have a material adverse impact on the Company if the situation continues.

Further, all employees, including our specialized technical staff, are working from home or in a virtual environment. The Company always maintains the ability for team members to work virtual and we will continue to stay virtual, until the State and or the Federal government indicate the environment is safe to return to work.

The ongoing coronavirus outbreak which began in China at the beginning of 2020 has impacted various businesses throughout the world, including travel restrictions and the extended shutdown of certain businesses in impacted geographic regions. If the coronavirus outbreak situation should worsen, we may experience disruptions to our business including, but not limited to equipment, to our workforce, or to our business relationships with other third parties.

The extent to which the coronavirus impacts our operations or those of our third-party partners will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak, new information that may emerge concerning the severity of the coronavirus and the actions to contain the coronavirus or treat its impact, among others. Any such disruptions or losses we incur could have a material adverse effect on our financial results and our ability to conduct business as expected.

We may fail to successfully execute our business plan.

Our shareholders may lose their entire investment if we fail to execute our business plan. Our prospects must be considered in light of the following risks and uncertainties, including but not limited to, competition, the erosion of ongoing revenue streams, the ability to retain experienced personnel and general economic conditions. We cannot guarantee that we will be successful in executing our business plan. If we fail to successfully execute our business plan, we may be forced to cease operations, in which case our shareholders may lose their entire investment.

We have a history of losses, and may have to further reduce our costs by curtailing future operations to continue as a business.

Historically we have had operating losses and our cash flow has been inadequate to support our ongoing operations. For the year ended December 31, 2019, we had a net loss of $252,443 , and as of December 31, 2019, we had an accumulated deficit of $1,137,626. Our ability to fund our capital requirements out of our available cash and cash generated from our operations depends on a number of factors, including our ability to gain market acceptance of our products and continue growing our existing operations. If we cannot generate positive cash flow from operations, we will have to reduce our costs and try to raise working capital from other sources. These measures could materially and adversely affect our ability to execute our operations and expand our business.

The Company may suffer from lack of availability of additional funds.

We expect to have ongoing needs for working capital in order to fund operations and to continue to expand our operations. To that end, we may be required to raise additional funds through equity or debt financing. However, there can be no assurance that we will be successful in securing additional capital on favorable terms, if at all. If we are successful, whether the terms are favorable or unfavorable, there is a potential that we will fail to comply with the terms of such financing, which could result in severe liability for our Company. If we are unsuccessful, we may need to (a) initiate cost reductions; (b) forego business development opportunities; (c) seek extensions of time to fund liabilities, or (d) seek protection from creditors. In addition, any future sale of our equity securities would dilute the ownership and control of your shares and could be at prices substantially below prices at which our shares currently trade. Our inability to raise capital could require us to significantly curtail or terminate our operations. We may seek to increase our cash reserves through the sale of additional equity or debt securities. The sale of convertible debt securities or additional equity securities could result in additional and potentially substantial dilution to our shareholders. The incurrence of indebtedness would result in increased debt service obligations and could result in operating and financing covenants that would restrict our operations and liquidity. In addition, our ability to obtain additional capital on acceptable terms is subject to a variety of uncertainties.

In addition, if we are unable to generate adequate cash from operations, and if we are unable to find sources of funding, it may be necessary for us to sell all or a portion of our assets, enter into a business combination, or reduce or eliminate operations. These possibilities, to the extent available, may be on terms that result in significant dilution to our shareholders or that result in our shareholders losing all of their investment in our Company.

The commercial success of our products is dependent, in part, on factors outside our control.

The commercial success of our products is dependent upon unpredictable and volatile factors beyond our control, such as the success of our competitors’ products. Our failure to attract market acceptance and a sustainable competitive advantage over our competitors would materially harm our business.

We are attempting to launch brands in new markets and with new products. Our inability to effectively execute our business plan in relation to these new brands could negatively impact our business.

We are attempting launch new CBD product brands into the marketplace. The CBD products market is relatively new, and therefore potentially more risky than other, more established product categories. Further, we are attempting to launch new product lines containing CBD products, rather than rely on brands that we have currently launched. Launching new products into new markets is risky, and requires extensive marketing and business expertise. There can be no assurances we will have the capital, personnel resources, or expertise to be successful in launching these new business efforts.

Our Business Can be Affected by Unusual Weather Patterns

Hemp cultivation can be impacted by weather patterns and these unpredictable weather patterns may impact our client-customers’ ability to harvest hemp. In addition, severe weather, including drought and hail, can destroy a hemp crop, which could result a shortage of raw materials. If our suppliers are unable to obtain sufficient hemp from which to process CBD, our ability to meet customer demand, generate sales, and maintain operations will be impacted.

Our business and financial performance may be adversely affected by downturns in the target markets that we serve or reduced demand for the types of products we sell.

Demand for our products is often affected by general economic conditions as well as product-use trends in our target markets. These changes may result in decreased demand for our products. The occurrence of these conditions is beyond our ability to control and, when they occur, they may have a significant impact on our sales and results of operations. The inability or unwillingness of our customers to pay a premium for our products due to general economic conditions or a downturn in the economy may have a significant adverse impact on our sales and results of operations.

Changes within the cannabis industry may adversely affect our financial performance.

Changes in the identity, ownership structure and strategic goals of our competitors and the emergence of new competitors in our target markets may harm our financial performance. New competitors may include foreign-based companies and commodity-based domestic producers who could enter our specialty markets if they are unable to compete in their traditional markets.

We are subject to certain tax risks and treatments that could negatively impact our results of operations.

Section 280E of the Internal Revenue Code, as amended, prohibits businesses from deducting certain expenses associated with trafficking-controlled substances (within the meaning of Schedule I and II of the Controlled Substances Act). The IRS has invoked Section 280E in tax audits against various cannabis businesses in the U.S. that are permitted under applicable state laws. Although the IRS issued a clarification allowing the deduction of certain expenses, the scope of such items is interpreted very narrowly, and the bulk of operating costs and general administrative costs are not permitted to be deducted. While there are currently several pending cases before various administrative and federal courts challenging these restrictions, there is no guarantee that these courts will issue an interpretation of Section 280E favorable to cannabis businesses.

The Company’s industry is highly competitive, and we have less capital and resources than many of our competitors which may give them an advantage in developing and marketing products similar to ours or make our products obsolete.

We are involved in a highly competitive industry where we may compete with numerous other companies who offer alternative methods or approaches, who may have far greater resources, more experience, and personnel perhaps more qualified than we do. Such resources may give our competitors an advantage in developing and marketing products similar to ours or products that make our products less desirable to consumers or obsolete. There can be no assurance that we will be able to successfully compete against these other entities.

We may be unable to respond to the rapid change in the industry and such change may increase costs and competition that may adversely affect our business

Rapidly changing technologies, frequent new product and service introductions and evolving industry standards characterize our market. The continued growth of the Internet and intense competition in our industry exacerbates these market characteristics. Our future success will depend on our ability to adapt to rapidly changing trends and capitalize on them. We may experience difficulties that could delay or prevent the successful development, introduction or marketing of our products. In addition, any new enhancements must meet the requirements of our current and prospective customers and must achieve significant market acceptance. We could also incur substantial costs if we need to modify our products and services or infrastructures to adapt to these changes.

We also expect that new competitors may introduce products or services that are directly or indirectly competitive with us. These competitors may succeed in developing products and services that have greater functionality or are less costly than our products and services and may be more successful in marketing such products and services. Technological changes have lowered the cost of operating, communications and computer systems and purchasing software. These changes reduce our cost of selling products and providing services, but also facilitate increased competition by reducing competitors’ costs in providing similar products and services. This competition could increase price competition and reduce anticipated profit margins.

Our acquisition strategy creates risks for our business.

We expect that we will pursue acquisitions of other businesses, assets or technologies to grow our business. We may fail to identify attractive acquisition candidates or we may be unable to reach acceptable terms for future acquisitions. We might not be able to raise enough cash to compete for attractive acquisition targets. If we are unable to complete acquisitions in the future, our ability to grow our business at our anticipated rate will be impaired.

We may pay for acquisitions by issuing additional shares of our Common Stock, which would dilute our stockholders, or by issuing debt, which could include terms that restrict our ability to operate our business or pursue other opportunities and subject us to meaningful debt service obligations. We may also use significant amounts of cash to complete acquisitions. To the extent that we complete acquisitions in the future, we likely will incur future depreciation and amortization expenses associated with the acquired assets. We may also record significant amounts of intangible assets, including goodwill, which could become impaired in the future. Acquisitions involve numerous other risks, including:

●	difficulties integrating the operations, technologies, services and personnel of the acquired companies;
●	challenges maintaining our internal standards, controls, procedures and policies;
●	diversion of management’s attention from other business concerns;
●	over-valuation by us of acquired companies;
●	litigation resulting from activities of the acquired company, including claims from terminated employees, customers, former stockholders and other third parties;
●	insufficient revenues to offset increased expenses associated with the acquisitions and unanticipated liabilities of the acquired companies;
●	insufficient indemnification or security from the selling parties for legal liabilities that we may assume in connection with our acquisitions;
●	entering markets in which we have no prior experience and may not succeed;
●	risks associated with foreign acquisitions, such as communication and integration problems resulting from geographic dispersion and language and cultural differences, compliance with foreign laws and regulations and general economic or political conditions in other countries or regions;
●	potential loss of key employees of the acquired companies; and
●	impairment of relationships with clients and employees of the acquired companies or our clients and employees as a result of the integration of acquired operations and new management personnel.

Our management team’s attention may be diverted by recent acquisitions and searches for new acquisition targets, and our business and operations may suffer adverse consequences as a result.

Mergers and acquisitions are time intensive, requiring significant commitment of our management team’s focus and resources. If our management team spends too much time focused on recent acquisitions or on potential acquisition targets, our management team may not have sufficient time to focus on our existing business and operations. This diversion of attention could have material and adverse consequences on our operations and our ability to be profitable.

We may be unable to scale our operations successfully.

Our growth strategy will place significant demands on our management and financial, administrative and other resources. Operating results will depend substantially on the ability of our officers and key employees to manage changing business conditions and to implement and improve our financial, administrative and other resources. If the Company is unable to respond to and manage changing business conditions, or the scale of its operations, then the quality of its services, its ability to retain key personnel, and its business could be harmed.

The Company may suffer from a lack of liquidity.

By incurring indebtedness, the Company subjects itself to increased debt service obligations which could result in operating and financing covenants that would restrict our operations and liquidity. This would impair our ability to hire the necessary senior and support personnel required for our business, as well carry out its acquisition strategy and other business objectives.

Economic conditions or changing consumer preferences could adversely impact our business.

A downturn in economic conditions in one or more of the Company’s markets could have a material adverse effect on our results of operations, financial condition, business and prospects – especially in light of the fact that we are selling products generally considered non-essential and/or discretionary. Although we attempt to stay informed of economic and customer trends, any sustained failure to identify and respond to trends could have a material adverse effect on our results of operations, financial condition, business and prospects.

The requirements of remaining a public company may strain our resources and distract our management, which could make it difficult to manage our business.

We are required to comply with various regulatory and reporting requirements, including those required by the SEC. Complying with these reporting and other regulatory requirements are time-consuming and expensive and could have a negative effect on our business, results of operations and financial condition.

If we secure intellectual property rights in the future, such intellectual property rights will be valuable, and if we are unable to protect them or are subject to intellectual property rights claims, our business may be harmed.

If we secure intellectual property rights, including those rights related to trademarks, copyrights and trade secrets, they will be important assets for us. We do not hold any patents protecting our intellectual property at this time. Various events outside of our control may pose a threat to any intellectual property rights that we acquire as well as to our business. For example, we may be subject to third-party intellectual property rights claims, and our technologies may not be able to withstand any such claims. Regardless of the merits of the claims, any intellectual property claims could be time-consuming and expensive to litigate or settle. In addition, if any claims against us are successful, we may have to pay substantial monetary damages or discontinue any of our practices that are found to be in violation of another party’s rights. We also may have to seek a license to continue such practices, which may significantly increase our operating expenses or may not be available to us at all. Also, the efforts we may take to protect our proprietary rights may not be sufficient or effective. Any significant impairment of our potential future intellectual property rights could harm our business or our ability to compete.

If we are unable to protect the confidentiality of our trade secrets and know-how, our business and competitive position would be harmed.

The Company has not currently filed for any protection of its intellectual property. We expect to rely on trade secrets and proprietary know-how protection for our confidential and proprietary information, and we have taken security measures to protect this information. These measures, however, may not provide adequate protection for our trade secrets, know-how, or other confidential information. Among other things, we seek to protect our trade secrets, know-how, and confidential information by entering into confidentiality agreements with parties who have access to them, such as our employees, collaborators, contract manufacturers, consultants, advisors, and other third parties. We cannot guarantee that we have entered into such agreements with each party that may have or have had access to our trade secrets or proprietary technology and processes. Moreover, there can be no assurance that any confidentiality agreements that we have with our employees, consultants, or other third parties will provide meaningful protection for our trade secrets, know-how, and confidential information or will provide adequate remedies in the event of unauthorized use or disclosure of such information. Despite these efforts, any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. Monitoring unauthorized uses and disclosures is difficult, and we do not know whether the steps we have taken to protect our proprietary technologies will be effective. Accordingly, there also can be no assurance that our trade secrets or know-how will not otherwise become known or be independently developed by competitors.

Enforcing a claim that a party illegally disclosed or misappropriated a trade secret can be difficult, expensive, and time-consuming, and the outcome is unpredictable. In addition, trade secrets may be independently developed by others in a manner that could prevent legal recourse by us. If any of our confidential or proprietary information, such as our trade secrets, were to be disclosed or misappropriated, or if any such information was independently developed by a competitor, our competitive position would be materially and adversely harmed.

Trade secrets and know-how can be difficult to protect as trade secrets and know-how will over time be disseminated within the industry through independent development, the publication of journal articles, and the movement of personnel skilled in the art from company to company or academic to industry scientific positions. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor or other third party, we would have no right to prevent such competitor from using that technology or information to compete with us, which could harm our competitive position. Because from time to time we expect to rely on third parties in the development, manufacture and distribution of our products and provision of our services, we must, at times, share trade secrets with them. We seek to protect our proprietary technology in part by entering into confidentiality agreements and, if applicable, material transfer agreements, license agreements, collaboration agreements, supply agreements, consulting agreements or other similar agreements with our advisors, employees, collaborators, licensors, suppliers, third-party contractors, and consultants prior to beginning research or disclosing proprietary information. These agreements typically limit the rights of the third parties to use or disclose our confidential information, including our trade secrets and know-how. Despite the contractual provisions employed when working with third parties, the need to share trade secrets, know-how, and other confidential information increases the risk that such trade secrets and know-how become known by our competitors, are inadvertently incorporated into the technology of others, or are disclosed or used in violation of these agreements. Given that our proprietary position is based, in part, on our know-how and trade secrets, a competitor’s discovery of our trade secrets or know-how, or other unauthorized use or disclosure would impair our competitive position and may have an adverse effect on our business and results of operations.

In addition, these agreements typically restrict the ability of our advisors, employees, collaborators, licensors, suppliers, third-party contractors, and consultants to publish data potentially relating to our trade secrets or know-how, although our agreements may contain certain limited publication rights. Despite our efforts to protect our trade secrets and know-how, our competitors may discover our trade secrets or know-how, either through breach of our agreements with third parties, independent development, or publication of information by any of our third-party collaborators. A competitor’s discovery of our trade secrets or know-how would impair our competitive position and have a material adverse impact on our business.

The auditor included a “going concern” note in its audit report.

As noted in our audited financials for the years ended December 31, 2019 and 2018, we’ve sustained recurring operating losses and our accumulated deficit raises substantial doubt about our ability to continue as a going concern. We may not have enough funds to sustain the business until it becomes profitable. Even if we obtain financing, we may not accurately anticipate how quickly we may use the funds and whether these funds are sufficient to bring the business to profitability.

We are required to comply with certain provisions of Section 404 of the Sarbanes-Oxley Act of 2002, as amended (the “Sarbanes-Oxley Act”) and if we fail to continue to comply, our business could be harmed, and the price of our securities could decline.

Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act require an annual assessment of internal control over financial reporting, and for certain issuers an attestation of this assessment by the issuer’s independent registered public accounting firm. The standards that must be met for management to assess the internal control over financial reporting as effective are evolving and complex, and require significant documentation, testing, and possible remediation to meet the detailed standards. We expect to incur significant expenses and to devote resources to Section 404 compliance on an ongoing basis. It is difficult for us to predict how long it will take or costly it will be to complete the assessment of the effectiveness of our internal control over financial reporting for each year and to remediate any deficiencies in our internal control over financial reporting. As a result, we may not be able to complete the assessment and remediation process on a timely basis. In the event that our Chief Executive Officer or Chief Financial Officer determines that our internal control over financial reporting is not effective as defined under Section 404, we cannot predict how regulators will react or how the market prices of our securities will be affected; however, we believe that there is a risk that investor confidence and the market value of our securities may be negatively affected.

Risks Related to Government Regulation

Possible yet unanticipated changes in federal and state law could cause any of our current products, containing hemp-derived CBD oil to be illegal, or could otherwise prohibit, limit or restrict any of our products containing CBD.

We distribute certain products containing hemp-derived CBD, and we currently intend to develop and launch additional products containing hemp-derived CBD in the future. Until 2014, when 7 U.S. Code §5940 became federal law as part of the Agricultural Act of 2014 (the “2014 Farm Act”), products containing oils derived from hemp, notwithstanding a minimal or non-existing THC content, were classified as Schedule I illegal drugs. The 2014 Farm Act expired on September 30, 2018, and was thereafter replaced by the Agricultural Improvement Act of 2018 on December 20, 2018 (the “2018 Farm Act”), which amended various sections of the U.S. Code, thereby removing hemp, defined as cannabis with less than 0.3% THC, from Schedule 1 status under the Controlled Substances Act, and legalizing the cultivation and sale of industrial-hemp at the federal level, subject to compliance with certain federal requirements and state law, amongst other things. More specifically, industrial hemp is defined as “the plant Cannabis sativa L. and any part of such plant, whether growing or not, with a delta-9 tetrahydrocannabinol concentration of not more than 0.3 percent on a dry weight basis.” The hemp oil we use comports with this definition of less than 0.3% THC. THC is the psychoactive component of plants in the cannabis family generally identified as marihuana or marijuana. There is no assurance that the 2018 Farm Act will not be repealed or amended such that our products containing hemp-derived CBD would once again be deemed illegal under federal law.

The 2018 Farm Act delegates the authority to the states to regulate and limit the production of hemp and hemp derived products within their territories. Although many states have adopted laws and regulations that allow for the production and sale of hemp and hemp derived products under certain circumstances, currently Idaho, Mississippi and South Dakota have not adopted laws and regulations permitted by the 2018 Farm Act. No assurance can be given that such state laws may not be implemented, repealed or amended such that our products containing hemp-derived CBD would be deemed legal in those states that have not adopted regulations pursuant to the 2018 Farm Act, or illegal under the laws of one or more states now permitting such products, which in turn would render such intended products illegal in those states under federal law even if the federal law is unchanged. In the event of either repeal of federal or of state laws and regulations, or of amendments thereto that are adverse to our intended products, we may be restricted or limited with respect to those products that we may sell or distribute, which could adversely impact our intended business plan with respect to such intended products.

Additionally, the FDA has indicated its view that certain types of products containing CBD may not be permissible under the FDCA. The FDA’s position is related to its approval of Epidiolex, a marijuana-derived prescription medicine to be available in the United States. The active ingredient in Epidiolex is CBD. On December 20, 2018, after the passage of the 2018 Farm Bill, FDA Commissioner Scott Gottlieb issued a statement in which he reiterated the FDA’s position that, among other things, the FDA requires a cannabis product (hemp-derived or otherwise) that is marketed with a claim of therapeutic benefit, or with any other disease claim, to be approved by the FDA for its intended use before it may be introduced into interstate commerce and that the FDCA prohibits introducing into interstate commerce food products containing added CBD, and marketing products containing CBD as a dietary supplement, regardless of whether the substances are hemp-derived. We do not believe that any of our products fall within the FDA’s regulatory authority reiterated by Commissioner Gottlieb in December 2018, as we have not, and do not intend to market any of our products with a claim of therapeutic benefit or with any other disease claim. However, should any regulatory action, including action taken by the FDA, and/or legal proceeding alleging violations of such laws could have a material adverse effect on our business, financial condition and results of operations.

If our hemp oil products are found to violate federal law or if there is negative press from being in a hemp or cannabis-related business, we could be criminally prosecuted or forced to suspend or cease operations.

There is a misconception that that hemp and marijuana are the same thing. This perception drives much of the regulation of hemp products. Although hemp and marijuana are both part of the cannabis family, they differ in cultivation, function, and application. Despite the use of marijuana becoming more widely legalized, it is viewed by many regulators and many others as an illegal product. Hemp, on the other hand, is used in a variety of other ways that include clothing, skin products, pet products, dietary supplements (the use of CBD oil), and thousands of other applications. Hemp may be legally sold, however the inability of many to understand the difference between hemp and marijuana often causes burdensome regulation and confusion among potential customers. Therefore, we may be affected by laws related to cannabis and marijuana, even though our products are not the direct targets of these laws.

Cannabis is currently a Schedule I controlled substance under the Controlled Substance Act (“CSA”) and is, therefore, illegal under federal law. Even in those states in which the use of cannabis has been legalized pursuant to state law, its use, possession and/or cultivation remains a violation of federal law. A Schedule I controlled substance is defined as one that has no currently accepted medical use in the United States, a lack of safety for use under medical supervision and a high potential for abuse. The U.S. Department of Justice (the “DOJ”) describes Schedule I controlled substances as “the most dangerous drugs of all the drug schedules with potentially severe psychological or physical dependence.” If the federal government decides to enforce the CSA in the states, persons that are charged with distributing, possessing with intent to distribute or growing cannabis could be subject to fines and/or terms of imprisonment, the maximum being life imprisonment and a $50 million fine.

Notwithstanding the CSA, 29 U.S. states, the District of Columbia and the U.S. territories of Guam and Puerto Rico allow their residents to use medical cannabis. The states of Alaska, California, Colorado, Maine, Massachusetts, Nevada, Oregon, Vermont (effective July 1, 2018) and Washington, and the District of Columbia, allow cannabis for adult recreational use. Such state and territorial laws are in conflict with the federal CSA, which makes cannabis use and possession illegal at the federal level.

However, cannabis, as mentioned above, is a schedule-I controlled substance and is illegal under federal law. Even in those states in which the use of cannabis has been legalized, its production and use remains a violation of federal law. Since federal law criminalizing the use of cannabis preempts state laws that legalize its use, strict enforcement of federal laws regarding marijuana that would apply to the sale and distribution of our hemp oil products could result in criminal charges brought against us and would likely result in our inability to proceed with our business plan.

In addition, any negative press resulting from any incorrect perception that we have entered into the marijuana space could result in a loss of current or future business. It could also adversely affect the public’s perception of us and lead to reluctance by new parties to do business with us or to own our Common Stock. We cannot assure you that additional business partners, including but not limited to financial institutions and customers, will not attempt to end or curtail their relationships with us. Any such negative press or cessation of business could have a material adverse effect on our business, financial condition, and results of operations.

Our product candidates are not approved by the FDA or other regulatory authority, and we face risks of unforeseen medical problems, and up to a complete ban on the sale of our product candidates.

The efficacy and safety of pharmaceutical products is established through a process of clinical testing under FDA oversight. Our products have not gone through this process because we believe that the topical products, we sell are not subject to this process. However, if an individual were to use one of our products in an improper manner, we cannot predict the potential medical harm to that individual. If such an event were to occur, the FDA or similar regulatory agency might impose a complete ban on the sale or use of our products.

Sources of hemp-derived CBD depend upon legality of cultivation, processing, marketing and sales of products derived from those plants under state law.

Hemp-derived CBD can only be legally produced in states that have laws and regulations that allow for such production and that comply with the 2018 Farm Act, apart from state laws legalizing and regulating medical and recreational cannabis or marijuana, which remains illegal under federal law and regulations. We purchase all of our hemp-derived CBD from licensed growers and processors in states where such production is legal. As described in the preceding risk factor, in the event of repeal or amendment of laws and regulations which are now favorable to the cannabis/hemp industry in such states, we would be required to locate new suppliers in states with laws and regulations that qualify under the 2018 Farm Act. If we were to be unsuccessful in arranging new sources of supply of our raw ingredients, or if our raw ingredients were to become legally unavailable, our intended business plan with respect to such products could be adversely impacted.

Because our distributors may only sell and ship our products containing hemp-derived CBD in states that have adopted laws and regulations qualifying under the 2018 Farm Act, a reduction in the number of states having such qualifying laws and regulations could limit, restrict or otherwise preclude the sale of intended products containing hemp-derived CBD.

The interstate shipment of hemp-derived CBD from one state to another is legal only where both states have laws and regulations that allow for the production and sale of such products and that qualify under the 2018 Farm Act. Therefore, the marketing and sale of our intended products containing hemp-derived CBD is limited by such factors and is restricted to such states. Although we believe we may lawfully sell any of our finished products, including those containing CBD, in a majority of states, a repeal or adverse amendment of laws and regulations that are now favorable to the distribution, marketing and sale of finished products we intend to sell could significantly limit, restrict or prevent us from generating revenue related to our products that contain hemp-derived CBD. Any such repeal or adverse amendment of now favorable laws and regulations could have an adverse impact on our business plan with respect to such products.

Risks Associated With Bank And Insurance Laws And Regulations

We and our customers may have difficulty accessing the service of banks, which may make it difficult to sell our products and services and manage our cash flows.

Since the commerce in cannabis, as not strictly defined in the 2018 Farm Bill, is illegal under federal law, federally most chartered banks will not accept deposit funds from businesses involved with cannabis. Consequently, businesses involved in the cannabis industry often have trouble finding a bank willing to accept their business. The inability to open bank accounts may make it difficult for our customers to operate. There does appear to be recent movement to allow state-chartered banks and credit unions to provide banking to the industry, but as of the date of this report there are only nominal entities that have been formed that offer these services. Further, in a February 6, 2018, Forbes article, United States Secretary of the Treasury, Steven Mnuchin, is reported to have testified that his department is “reviewing the existing guidance.” But he clarified that he doesn’t want to rescind it without having an alternate policy in place to address public safety concerns.

Financial transactions involving proceeds generated by cannabis-related conduct can form the basis for prosecution under the federal money laundering statutes, unlicensed money transmitter statute and the U.S. Bank Secrecy Act. Despite guidance from the U.S. Department of the Treasury suggesting it may be possible for financial institutions to provide services to cannabis-related businesses consistent with their obligations under the Bank Secrecy Act, banks remain hesitant to offer banking services to cannabis-related businesses. Consequently, those businesses involved in the cannabis industry continue to encounter difficulty establishing banking relationships. Our inability to maintain our current bank accounts would make it difficult for us to operate our business, increase our operating costs, and pose additional operational, logistical and security challenges and could result in our inability to implement our business plan. Similarly, many of our customers are directly involved in cannabis sales and further restrictions to their ability to access banking services may make it difficult for them to purchase our products, which could have a material adverse effect on our business, financial condition and results of operations.

We are subject to certain federal regulations relating to cash reporting.

The Bank Secrecy Act, enforced by FinCEN, requires us to report currency transactions in excess of $10,000, including identification of the customer by name and social security number, to the IRS. This regulation also requires us to report certain suspicious activity, including any transaction that exceeds $5,000 that we know, suspect or have reason to believe involves funds from illegal activity or is designed to evade federal regulations or reporting requirements and to verify sources of funds. Substantial penalties can be imposed against us if we fail to comply with this regulation. If we fail to comply with these laws and regulations, the imposition of a substantial penalty could have a material adverse effect on our business, financial condition and results of operations.

Due to our involvement in the cannabis industry, we may have a difficult time obtaining the various insurances that are desired to operate our business, which may expose us to additional risk and financial liability

Insurance that is otherwise readily available, such as general liability, and directors and officer’s insurance, is more difficult for us to find, and more expensive, because we are service providers to companies in the cannabis industry. There are no guarantees that we will be able to find such insurances in the future, or that the cost will be affordable to us. If we are forced to go without such insurances, it may prevent us from entering into certain business sectors, may inhibit our growth, and may expose us to additional risk and financial liabilities.

Risks Related to Our Common Stock

There is no public trading market for our Common Stock.

Currently there is no public trading marketing for our Common Stock and there can be no assurance that one will ever develop. In 2010, the Company’s Common Stock was approved by FINRA to trade on the OTCBB under the symbol “INTB” on an unpriced basis. There has never been a two-sided quotation for the stock and it has yet to trade. The Company’s Common Stock is currently quoted on the Pink Tier of the OTC Marketplace under the symbol of “INTB.” The OTC Market is a computer network that provides information on current “bids” and “asks”, as well as volume information. As of the date hereof, no trading market has developed for our Common Stock. Market liquidity will depend on the perception of our operating business and any steps that our management might take to bring us to the awareness of investors. There can be no assurance given that there will be any awareness generated. Consequently, investors may not be able to liquidate their investment or liquidate it at a price that reflects the value of the business. As a result, holders of our securities may not find purchasers for our securities should they seek to sell securities held by them. Consequently, our securities should be purchased only by investors having no need for liquidity in their investment and who can hold our securities for an indefinite period of time. Transfer of our Common Stock may also be restricted under the securities or Blue Sky laws of various states and foreign jurisdictions. Consequently, investors may not be able to liquidate their investments and should be prepared to hold the Common Stock for an indefinite period of time.

We will be subject to the “penny stock” rules which will adversely affect the liquidity of our Common Stock.

The SEC has adopted regulations which generally define “penny stock” to be an equity security that has a market price of less than $5.00 per share, subject to specific exemptions. We expect the market price of our Common Stock will be less than $5.00 per share and therefore we will be considered a “penny stock” according to SEC rules. This designation requires any broker-dealer selling these securities to disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities. These rules limit the ability of broker-dealers to solicit purchases of our Common Stock and therefore reduce the liquidity of the public market for our shares should one develop.

Securities which are traded on the OTCPink®, may not provide as much liquidity for our investors as more recognized senior exchanges such as the Nasdaq stock market or other national or regional exchanges.

In 2010, the Company’s Common Stock was approved by FINRA to trade on the OTCBB under the symbol “INTB” on an unpriced basis. There has never been a two-sided quotation for the stock and it has yet to trade. The Company’s Common Stock is currently quoted on the Pink Tier of the OTC Marketplace under the symbol of “INTB.” The OTC Market is a computer network that provides information on current “bids” and “asks”, as well as volume information. As of the date hereof, no active trading market has developed for our Common Stock. Securities traded on these OTC Markets are usually thinly traded, highly volatile, have fewer market makers and are not followed by analysts. The SEC’s order handling rules, which apply to NASDAQ-listed securities, do not apply to securities quoted on the OTC Markets. Quotes for stocks included on the OTC Markets are not listed in newspapers, and are often unavailable at many of the online websites which publish stock quotes. Therefore, prices for securities traded solely on the OTC Markets may be difficult to obtain and holders of our securities may be unable to resell their securities at or near their original acquisition price, or at any price.

Financial Industry Regulatory Authority (“FINRA”) sales practice requirements may also limit a stockholder’s ability to buy and sell our Common Stock, which could depress the price of our Common Stock.

FINRA has adopted rules that require a broker-dealer to have reasonable grounds for believing that the investment is suitable for that customer before recommending an investment to a customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives, and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. Thus, the FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our Common Stock, which may limit your ability to buy and sell our shares of Common Stock, have an adverse effect on the market for our shares of Common Stock, and thereby depress our price per share of Common Stock.

The sale of the additional shares of Common Stock could cause the value of our Common Stock to decline.

The sale of a substantial number of shares of our Common Stock, or anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish.

The Common Stock constitutes restricted securities and is subject to limited transferability.

The Common Stock should be considered a long-term, illiquid investment. The Common Stock has not been registered under the Securities Act of 1933, as amended (the “Securities Act”), and cannot be sold without registration under the Securities Act or any exemption from registration. In addition, the Common Stock is not registered under any state securities laws that would permit their transfer. Because of these restrictions and the absence of an active trading market for our securities, a stockholder will likely be unable to liquidate an investment even though other personal financial circumstances would dictate such liquidation.

Because we will likely issue additional shares of our Common Stock, investment in the Company could be subject to substantial dilution.

Investors’ interests in the Company will be diluted and Investors may suffer dilution in their net book value per share when we issue additional shares. We are authorized to issue 50,000,000 shares of Common Stock, $0.001 par value per share, and 25,000,000 shares of preferred stock, $0.001 par value per share. We anticipate that all or at least some of our future funding, if any, will be in the form of equity financing from the sale of our Common Stock. If we do sell or issue more Common Stock, investors’ investment in the Company will be diluted. Dilution is the difference between what you pay for your stock and the net tangible book value per share immediately after the additional shares are sold by us. If dilution occurs, any investment in the Company’s Common Stock could seriously decline in value.

Our Common Stock is subject to risks arising from restrictions on reliance on Rule 144 by shell companies or former shell companies.

Under a regulation of the SEC known as “Rule 144,” a person who beneficially owns restricted securities of an issuer and who is not an affiliate of that issuer may sell them without registration under the Securities Act provided that certain conditions have been met. One of these conditions is that such person has held the restricted securities for a prescribed period, which would be six months for shares of a company which has never been a shell company. However, Rule 144 is unavailable for the resale of securities issued by an issuer that is a shell company (other than a business combination related shell company) or, unless certain conditions are met, that has been at any time previously a shell company. Because we had been a shell company in the past, shareholders purchasing restricted securities will be unable to publicly resell their shares until one year after this Form 8-K is filed at the earliest, if at all.

The SEC defines a shell company as a company that has (a) no or nominal operations and (b) either (i) no or nominal assets, (ii) assets consisting solely of cash and cash equivalents; or (iii) assets consisting of any amount of cash and cash equivalents and nominal other assets.

As a result of the Closing of the Reorganization as described in Items 1.01 and 2.01, the Company ceased being a shell company as such term is defined in Rule 12b-2 under the Exchange Act.

While we believe that as a result of the Closing of the Reorganization , the Company ceased to be a shell company, the SEC and others whose approval is required in order for shares to be sold under Rule 144 might take a different view.

Rule 144 is available for the resale of securities of former shell companies if and for as long as the following conditions are met:

(i) the issuer of the securities that was formerly a shell company has ceased to be a shell company,

(ii) the issuer of the securities is subject to the reporting requirements of Section 13 or 15(d) of the Exchange Act,

(iii) the issuer of the securities has filed all Exchange Act reports and material required to be filed, as applicable, during the preceding 12 months (or such shorter period that the issuer was required to file such reports and materials), other than Current Reports on Form 8-K; and

(iv) at least one year has elapsed from the time that the issuer filed current comprehensive disclosure with the SEC reflecting its status as an entity that is not a shell company known as “Form 10 Information.”

Shareholders who receive the Company’s restricted securities will not be able to sell them pursuant to Rule 144 without registration until the Company has met the other conditions to this exception and then for only as long as the Company continues to meet the condition described in subparagraph (iii), above, and is not a shell company. No assurance can be given that the Company will meet these conditions or that, if it has met them, it will continue to do so, or that it will not again be a shell company.

Fiduciaries investing the assets of a trust or pension or profit sharing plan must carefully assess an investment in our Company to ensure compliance with ERISA.

In considering an investment in the Company of a portion of the assets of a trust or a pension or profit-sharing plan qualified under Section 401(a) of the Code and exempt from tax under Section 501(a), a fiduciary should consider (i) whether the investment satisfies the diversification requirements of Section 404 of ERISA; (ii) whether the investment is prudent, since the Company’s common stock shares are not freely transferable and there may not be a market created in which the Common Stock may be sold or otherwise disposed; and (iii) whether interests in the Company or the underlying assets owned by the Company constitute “Plan Assets” under ERISA.

Our Common Stock price may decrease due to factors beyond our control.

The stock market from time to time has experienced extreme price and volume fluctuations, which have particularly affected the market prices for emerging growth companies and which often have been unrelated to the operating performance of the companies. These broad market fluctuations may adversely affect the market price of our stock, if a trading market for our stock ever develops. If our shareholders sell substantial amounts of their stock in the public market, the price of our stock could fall. These sales also might make it more difficult for us to sell equity, or equity-related securities, in the future at a price we deem appropriate.

The market price of our stock may also fluctuate significantly in response to the following factors, most of which are beyond our control:

●	variations in our quarterly operating results,
●	changes in general economic conditions,
●	changes in market valuations of similar companies,
●	announcements by us or our competitors of significant acquisitions, strategic partnerships or joint ventures, or capital commitments,
●	poor reviews;
●	loss of a major customer, partner or joint venture participant; and
●	the addition or loss of key managerial and collaborative personnel.

Any such fluctuations may adversely affect the market price or value of our Common Stock, regardless of our actual operating performance. As a result, stockholders may be unable to sell their shares, or may be forced to sell them at a loss.

FINRA sales practice requirements may also limit a stockholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules described above, FINRA has adopted Rule 2111 that requires a broker-dealer to have reasonable grounds for believing that an investment is suitable for a customer before recommending the investment. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

We do not intend to pay dividends for the foreseeable future.

We have never declared or paid any cash dividends on our stock and do not intend to pay any cash dividends in the foreseeable future. We anticipate that we will retain all of our future earnings for use in the development of our business and for general corporate purposes. Any determination to pay dividends in the future will be at the discretion of our Board.

If we are unable to comply with the financial reporting requirements mandated by the SEC’s regulations, investors may lose confidence in our financial reporting and the price of our common stock, if a market ever does develop for it, could decline.

If we fail to maintain effective internal controls over financial reporting, our ability to produce timely, accurate and reliable periodic financial statements could be impaired. If we do not maintain adequate internal control over financial reporting, investors could lose confidence in the accuracy of our periodic reports filed under the Exchange Act. Additionally, our ability to obtain additional financing could be impaired or a lack of investor confidence in the reliability and accuracy of our public reporting could cause our stock price to decline. In the past we have been delinquent in our SEC reporting and have not maintained adequate internal control over financial reporting. We plan remain current with our filing obligations with the SEC after the filing of this Form 8-K. However, there can be no assurance that we will be able to do so.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES

Our principal offices are located at 300 Park Avenue, 12th Floor, New York, New York 10022, which includes general office space. We pay $3,200 per month in rent. Our lease will expire on May 31, 2020.   We will not be renewing the lease due to the Covid-19 lock down order mandated by New York State Governor Andrew Cuomo for all non-essential businesses. All of our employees, including our specialized technical staff, are currently working from home or in a virtual environment. The Company always maintains the ability for team members to work virtual and we will continue to stay virtual, until the State and or the Federal government indicate the environment is safe to return to work.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business.  However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. The Company had no pending legal proceedings or claims.

None of our directors, officers, or affiliates are involved in a proceeding adverse to our business or have a material interest adverse to our business.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable

PART II

ITEM  5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company’s common stock is traded on OTC Markets under the stock symbol “INTB”. There has been no active trading and no high or low bid prices.

Holders of our Common Stock

As of May 29, 2020, there were approximately 7,254,588 stockholders of record of our common stock. This number does not include shares held by brokerage clearing houses, depositories or others in unregistered form.  The stock transfer agent for our securities is Vstock Transfer, LLC, 18 Lafayette Place, Woodmere, NY 11598.

Dividends

The Company has never declared or paid any cash or stock dividends on its common stock. The Company currently intends to retain future earnings, if any, to finance the expansion of its business. As a result, the Company does not anticipate paying any cash dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

The Company presently does not have an equity compensation plan.

Recent Sales of Unregistered Securities

Pursuant to the Agreement, at Closing, we issued an aggregate of 702,111 shares of the Company’s $0.001 par value per share restricted common stock (the “Common Stock”) to the Cannavolve Shareholders in exchange for 33,674,262 shares of Cannavolve common stock constituting 81.5% of the issued and outstanding shares of common stock of Cannavolve, resulting in Cannavolve becoming our 81.5% owned subsidiary.

On January 6, 2020, the Company issued 1,095,393 shares of the Company’s Common Stock pursuant to a private placement (the “Offering”) to 5 investors in exchange for cash proceeds of $350,000 and for $735,415 of convertible notes previously issued by Cannavolve (the “Notes”) to 3 of the investors (the “Note Investors”). The price per share of the Company’s Common Stock in the Offering was $1.1713469 per share. The remaining total balances of the Notes were invested in the Offering; and 168,753 of the total 1,095,393 shares issued in the Offering were issued to the Note Investors as payment for late repayment of the convertible notes at a per share price of $1.1713469.

On December 26, 2019 the Company issued 239,467 shares of its common stock pursuant to a Restricted Stock Agreement to George Furlan for a total purchase price of $8,520.26. 478,936 shares of common stock were also issued pursuant to the Restricted Stock Agreement and are being held in escrow by the Company in accordance with the terms of the Restricted Stock Agreement.

On January 8, 2020, the Company issued 359,201 shares of its common stock pursuant to a Restricted Stock Agreement to James Mansour for a total purchase price of $8,520.26. 359,202 shares of common stock were also issued pursuant to the Restricted Stock Agreement and are being held in escrow by the Company in accordance with the terms of the Restricted Stock Agreement.

On May 28, 2020, the Company entered into and closed a Share Exchange Agreement (the “Share Exchange Agreement”) with the remaining 55 shareholders of Cannavolve (the “Remaining Cannavolve Shareholders”). Pursuant to the Share Exchange Agreement, the Company acquired an aggregate of 7,656,441 shares of common stock of Cannavolve constituting 18.5% of the issued and outstanding shares of common stock of Cannavolve from the Remaining Cannavolve Shareholders in exchange for 159,627 shares of common stock of the Company, constituting 0.02% of the issued and outstanding shares of Common Stock of the Company (the “Share Exchange”). As a result of the Share Exchange, Cannavolve is a wholly owned operating subsidiary of the Company.

The offers, sales, and issuances of the securities described above were deemed to be exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended and/or Rule 506 as promulgated under Regulation D as transactions by an issuer not involving a public offering. The recipients of securities in each of these transactions acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the securities issued in these transactions. Each of the recipients of securities in these transactions was an accredited or sophisticated person and had adequate access, through employment, business or other relationships, to information about us.

Issuer Purchases of Equity Securities

Except for the February 14, 2020 Agreement and Plan of Reorganization pursuant to which Bagel Hole Inc. returned to the Company for cancelation an aggregate of 4,114,352 shares of common stock, the Company has not repurchased its securities during the year ended December 31, 2019.

ITEM 6. SELECTED FINANCIAL DATA

As the Company is a Smaller Reporting Company (as defined by Rule 229.10(f)(1)), the Company is not required to provide the information under this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Unless otherwise indicated, references to the “Company,” “us” or “we” refer to Intelligent Buying, Inc.. and its subsidiaries.

Special Note Regarding Forward-looking Statements

All statements other than statements of historical fact included in this Form 10-K including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this Form 10-K, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of a number of factors, including those set forth under the risk factors and business sections in this Form 10-K.

Overview

On February 14, 2020 (the “Closing Date”), we entered into and closed (the “Closing”) an Agreement and Plan of Reorganization (the “Agreement”) with Cannavolve and each of the 37 shareholders of Cannavolve who executed a counterpart signature to the Agreement (the “Cannavolve Shareholders”). Pursuant to the Agreement, the Company agreed to acquire an aggregate of 33,674,262 shares of common stock of Cannavolve constituting 81.5% of the issued and outstanding shares of common stock of Cannavolve from the Cannavolve Shareholders in exchange for 702,111 shares of common stock of the Company, constituting 9.6% of the issued and outstanding shares of common stock, $0.001 par value per share (the “Common Stock”), of the Company (the “Reorganization “). Pursuant to the Agreement, the Company agreed to file a Certificate of Determination with the State of California, as soon as practicable after the Closing, to create a new class of preferred stock of the Company, the Series B Preferred Stock (the “New Preferred”), and further agreed to issue, as a post-Closing covenant, 1,000,000 shares of the New Preferred to Principal Holdings, LLC (“Principal”), in consideration of Principal successfully negotiating the Agreement and performing due-diligence in connection with the Agreement. Additionally, pursuant to the Agreement, the parties agreed that the Company’s then principal shareholder, Bagel Hole Inc. (“Bagel Hole”), which is owned solely by Philip Romanzi, the Company’s Chief Executive, Chief Financial Officer, Treasurer, Secretary and sole director, would return to the Company for cancellation and retirement an aggregate of 4,114,352 shares of Common Stock owned by Bagel Hole. Additionally, pursuant to the Agreement, the parties agreed that at Closing, (i) Mr. Romanzi would resign from all executive officer and director positions with the Company, (ii) George Furlan would be appointed as the Company’s Interim Chief Executive Officer, Interim Chief Financial Officer, Interim Treasurer, Interim Secretary and Chief Operating Officer, and (iii) Dante Jones would be appointed as the Company’s sole director. Further, the parties agreed that two additional directors would be appointed to the Company’s board of directors after Closing.

At Closing pursuant to the Agreement: (i) we issued an aggregate of 702,111 shares of Common Stock to the Cannavolve Shareholders in exchange for 33,674,262 shares of Cannavolve common stock, constituting 81.5% of the issued and outstanding shares of Cannavolve, resulting in Cannavolve becoming our 81.5% owned subsidiary; (ii) Bagel Hole returned to INTB for cancellation and retirement 4,114,352 shares of Common Stock owned by Bagel Hole; (iii) Mr. Romanzi resigned from all officer and director positions with the Company; (iv) George Furlan was appointed as the Company’s Interim Chief Executive Officer, Interim Chief Financial Officer, Interim Treasurer, Interim Secretary and Chief Operating Officer; and (v) Dante Jones was appointed as the Company’s sole director. We anticipate that, in the near future, the size of the Board will be increased to three directors.

In addition, on May 28, 2020, the Company entered into and closed a Share Exchange Agreement (the “Share Exchange Agreement”) with the remaining 55 shareholders of Cannavolve (the “Remaining Cannavolve Shareholders”). Pursuant to the Share Exchange Agreement, the Company acquired an aggregate of 7,656,441 shares of common stock of Cannavolve constituting 18.5% of the issued and outstanding shares of common stock of Cannavolve from the Remaining Cannavolve Shareholders in exchange for 159,627 shares of common stock of the Company, constituting 0.02% of the issued and outstanding shares of Common Stock of the Company (the “Share Exchange”). As a result of the Share Exchange, Cannavolve is a wholly owned operating subsidiary of the Company.

Cannavolve

Cannavolve was incorporated in the state of Washington on July 6, 2012. To date, Cannavolve’s operations have consisted primarily of providing advisory and operational services to hemp and ancillary cannabis companies, serving as a business accelerator working with startups and emerging brands nationwide. Headquartered in Seattle, Cannavolve has guided clients through every phase of the startup process, including business planning and forecasting, funding and investment, human resources and legal operations and manufacturing, and sales and marketing. Cannavolve’s go-to-market strategies and program implementation processes were designed with one goal in mind: to drive innovation and position startups for sustainable momentum and growth.

Toward the end of 2019, Cannavolve began to decrease its advisory and operational services to hemp and ancillary cannabis companies and shifted its focus to product development, brand management and creating CBD lifestyle brands. Cannavolve’s mission is now to launch and operate best-in-class brands in the Luxury, Premium and Mass Market space with an objective on innovation and product uniqueness, derived from research insights, demographic data, customer interviews and omni-channel experiences.

We value our Cannavolve customers’ personal well-being as much as we value the well-being of our planet. We believe in responsible luxury that respects nature and humankind, a luxury that prepares for a better world for future generations. We believe that ethics and moral values are becoming increasingly important for consumers in such a way that they are starting to strongly influence their purchasing decisions. Environment, sustainability, cruelty-free production and labor practices are all elements now taken into consideration when buying a product.

Our full spectrum CBD used in our products is rich in Phytocannabinoids and is THC free. Our CBD is sustainably farmed and sourced. We employ supercritical CO2 and alcohol extraction technologies without the use of any harsh chemicals. All of our CBD use in our products is tested up to 20 times through cultivation, extraction and manufacturing process to final packaged product. Our CBD is also vegan, gluten free, cruelty free and Non-GMO.

Each of our portfolio brands is planned to have its own digital architecture which will allow us to closely monitor our sales channel strategies and continually refine sales channels while exploring new ones which we believe represent the greatest potential. We intend to build brand loyalty by endorsing consumer core values of authenticity and relatability and maintain a commitment to following sustainable practices and rigorous product testing.

Principal Products and Services

The Company currently has one main product line and three in development. The Company’s current active product line is Revive Now.

Revive Now

Revive Now a mass market, premium-quality, full spectrum, hemp-based CBD product brand. Revive Now offers quality products at competitive market pricing, such as CBD-infused tinctures, softgels, creams, powders, gumdrops, and sprays. Products currently sold under the Revive Now product line include:

●	CBD-Infused Dried Fruits and Gummies
●	CBD Topicals
●	CBD Sprays

Revive Now products are indented to provide a safe and effective way to consume hemp-based CBD.

Revive Now Target Market

Our initial target demographic for the Revive Now brand is women over the age of 35. However, we intend to target the mass market with this brand, selling to potential purchasers of any income and background. We believe anyone looking for support for aches and pain, anxiety, inflammation, insomnia and depression are potential customers for the Revive Now brand. We intend to target customers who are looking for CBD infused products at affordable price points.

Future Product Lines

The Company has three product lines planned for introduction by the end of 2020.

●	Ouevre - a next generation CBD luxury skin care line and lifestyle brand.
●	F.A.M.E. - a millennial, premium priced dual-gender lifestyle brand
●	LevelLab – a premium priced millennial fitness/wellness/performance product line

Ouevre

Oeuvre - “A Body of Art” – is the next product line we plan to launch in Spring 2020, and is intended to be a next generation CBD luxury skin care line and lifestyle brand. Planned product offerings under this line include

●	Purifying Exfoliator
●	Replenishing Oil
●	Ultra-Nourishing Face Cream
●	Revitalizing Eye Cream
●	High Potency Tincture
●	CBD infused and scented candles
●	CBD infused women’s fragrance

Drawing inspiration from petals, leaves, roots, minerals and gemstones, Ouevre celebrates the artistry of well-being and beauty, inside and out. Ouevre products are non-toxic, ungendered products made with zero GMO, retinyl palmitate, petroleum, mineral oil, parabens, sulfates, and synthetic colors.

Ouevre Target Market

Ouevre is planned to be our luxury segment product line. With Ouevre, we are targeting a large and influential consumer class of the of individuals that are “HENRYs” – High-Earners-Not-Rich-Yet. They have discretionary income and are highly likely to be wealthy in the future. HENRYs earn between $100,000 and $250,000 annually. They are digitally fluent, love online shopping online, and are big discretionary spenders. Therefore, ouvreskincare.com offers inclusive, aspirationally affordable luxury products positioned for them.

We believe the benefit of onboarding this demographic to Ouevre are twofold: securing valuable present customers and building relationships and business with those most likely to be amongst the most affluent consumers in the future. By the year 2025, Millennials and Generation Z will represent more than 40% of the overall luxury goods market, according to a 2019 report published by Boston Consulting Group. We seek to target such group for the sale of our Ouevre products.

On social media, we will target the following audiences for the Ouevre brand

●	Women aged 30+
●	Luxury Skincare Enthusiasts
●	CBD Enthusiasts
●	Crystal Lovers
●	Wellness Audience
●	Makeup Artists
●	Art
●	Beauty
●	Influencers
●	Bloggers
●	Stores

LevelLab

We intend LevelLab to be a premium priced millennial fitness, wellness, and performance product line. Intended products include:

●	Therapeutic recovery cream that provides heating and cooling effects to sooth pain, containing isolate hemp CBD, 100% THC free.
●	LevelLab Bundle including daily facial cleanser, hyaluronic and vitamin C moisturizer, and retinol night cream.
●	LevelLab Active Hydration – supplement for mineral replenishment and optimal hydration for before, during, and after workout.
●	LevelLab Fuel – a recovery drink containing a unique combination of CBD and amino acids.

LevelLab Target Market

We plan to target Millennials (generally ages 23 – 38 as of 2019) for our LevelLab product line. These consumers, who came of age in a hyper-connected, digital world, have unique shopping preferences, spend their time in different mediums, and respond to a different style of messaging than generations past. This evolution in consumer behavior accompanies a significant transition of purchasing power to the Millennial generation. According to the 2015 U.S. Census Bureau, Millennials accounted for more than 25% of the U.S. population, exceeding the number of baby boomers and making it the largest percentage of the workforce in the United States. Further, according to the U.S. Bureau of Labor Statistics, people born after 1981, including Millennials and Generation Z, accounted for approximately $1.7 trillion or 22% of the nation’s total consumer expenditure in 2017. We expect this number to significantly increase as Millennials enter their peak earning years and an increasing percentage of Generation Z joins the workforce.

F.A.M.E

F.A.M.E. will merge health and wellness with art and entertainment to curate unique and impactful products, content, and activities for a global community. As stated in a 2017 article on the Wellness industry published by Forbes,, 72% of millennials would rather spend money on experiences than on material goods. With F.A.M.E., we intend to give them both. Products and offerings under the F.A.M.E. brand name are currently under development.

F.A.M.E Target Market

The target market for F.A.M.E. is also Millennials. We intend to market F.A.M.E. to premium consumers – both male and female – in the Millennial market.

Going Concern

We have a limited operating history and our continued growth is dependent upon the continuation of selling our products to our customers; hence generating revenues and obtaining additional financing to fund future obligations and pay liabilities arising from normal business operations. We had an accumulated deficit of $1,137,626 at December 31, 2019. The report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2019 contained an explanatory paragraph regarding our ability to continue as a going concern based upon cash used in operating activities and the current cash balance cannot be projected to cover the operating expenses for the next twelve months from the release date of this report. These factors, among others, raised substantial doubt about our ability to continue as a going concern. Our financial statements appearing elsewhere in this report do not include any adjustments that might result from the outcome of this uncertainty. There are no assurances we will be successful in our efforts to generate significant revenues or report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our company.

Our ability to continue as a going concern is dependent upon our ability to carry out our business plan, achieve profitable operations, obtain additional working capital funds from our significant shareholders, and or through debt and equity financings. However, there can be no assurance that any additional financings will be available to us on satisfactory terms and conditions, if any.

The accompanying consolidated financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We continually evaluate our estimates, including those related to bad debts, recovery of long-lived assets, income taxes and the valuation of equity transactions.

We base our estimates on historical experience and on various other assumptions that we believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Any future changes to these estimates and assumptions could cause a material change to our reported amounts of revenues, expenses, assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of the consolidated financial statements.

Revenue Recognition

We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or products have been sold, the purchase price is fixed or determinable and collectability is reasonably assured.

We sell CBD-infused products to our customers. Our customers place orders for our products pursuant to their purchase orders and we are paid by our customers pursuant to our invoices. Each invoice calls for a fixed payment in a fixed period of time. We recognize revenue by selling our products under our customers’ purchase orders and our related invoices to our customers. Revenue related to the sales of our products to our customers is recognized as the products are sold and amounts are paid, using the straight-line method over the term of the sales transaction. Prepayments, if any, received from customers prior to the products being delivered are recorded as advance from customers. In these cases, when the products are sold, the amount recorded as advance from customers is recognized as revenue.

Income Taxes

We are governed by the income tax laws of the United States. Income taxes are accounted for pursuant to ASC 740 “Accounting for Income Taxes,” which is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our financial statements or tax returns. The charge for taxes is based on the results for the period as adjusted for items, which are non-assessable or disallowed. It is calculated using tax rates that have been enacted or substantively enacted by the balance sheet date.

Deferred tax is accounted for using the balance sheet liability method in respect of temporary differences arising from differences between the carrying amount of assets and liabilities in the financial statements and the corresponding tax basis used in the computation of assessable tax profit. In principle, deferred tax liabilities are recognized for all taxable temporary differences, and deferred tax assets are recognized to the extent that it is probably that taxable profit will be available against which deductible temporary differences can be utilized.

Deferred tax is calculated using tax rates that are expected to apply to the period when the asset is realized or the liability is settled. Deferred tax is charged or credited in the income statement, except when it is related to items credited or charged directly to equity, in which case the deferred tax is changed to equity. Deferred tax assets and liabilities are offset when they related to income taxes levied by the same taxation authority and we intend to settle its current tax assets and liabilities on a net basis.

Stock-based Compensation

Stock based compensation is accounted for based on the requirements of the Share-Based Payment topic of Accounting Standards Codification (“ASC”) 718 which requires recognition in the financial statements of the cost of employee and director services received in exchange for an award of equity instruments over the period the employee or director is required to perform the services in exchange for the award. The Accounting Standards Codification also requires measurement of the cost of employee and director services received in exchange for an award based on the grant-date fair value of the award.

Pursuant to ASC Topic 505-50, for share-based payments to consultants and other third-parties, compensation expense is determined at the “measurement date.” The expense is recognized over the period of services or the vesting period, whichever is applicable. Until the measurement date is reached, the total amount of compensation expense remains uncertain. We record compensation expense based on the fair value of the award at the reporting date. The awards to consultants and other third-parties are then revalued, or the total compensation is recalculated based on the then current fair value, at each subsequent reporting date.

Recent Accounting Pronouncements

In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This ASU addresses the classification of certain specific cash flow issues including debt prepayment or extinguishment costs, settlement of certain debt instruments, contingent consideration payments made after a business combination, proceeds from the settlement of certain insurance claims and distributions received from equity method investees. This ASU is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. An entity that elects early adoption must adopt all of the amendments in the same period. We are currently evaluating the impact it may have on our consolidated financial statements.

Other accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on our consolidated financial statements upon adoption. We do not discuss recent pronouncements that are not anticipated to have an impact on or are unrelated to our consolidated financial condition, results of operations, cash flows or disclosures.

RESULTS OF OPERATIONS

Comparison of Results of Operations for the Year Ended December 31, 2019 and the Year Ended December 31, 2018

Revenue

We did not generate revenue for the years ended December 31, 2019 and 2018.

Operating Expenses

For the years ended December 31, 2019 and December 31, 2018, operating expenses consisted of the following:

	For the Year Ended December 31, 2019	For the Year Ended December 31, 2018
Selling expense	$600	$-
Professional fees	211,558	70,750
Other general and administrative	17,049	24,211
	$229.207	$94,961

●	Our selling expense mainly includes our marketing and sales staff’s salaries and related benefits, and travel and entertainment costs incurred by our sales department. Selling expense totaled $600 for the year ended December 31, 2019, while, we did not incur any selling expense for the year ended December 31, 2018.

●	Professional fees primarily consisted of accounting fees, legal service fees, consulting fees, investor relations service charges and other fees incurred for service related to becoming and being a public company. For the years ended December 31, 2019 and December 31, 2018, professional fees amounted to $211,558 and $70,750, respectively, an increase of $140,808 or 199%. The increase was mainly attributable to an increase in fees of approximately $60,000 incurred for services performed by our financial consultant, and an increase in legal services fees of approximately $16,000, and an increase in other miscellaneous items of approximately $13,300 resulting from our business expansion. We expect professional fees to increase as we incur significant costs associated with our public company reporting requirements, and costs associated with newly applicable corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002 and other rules implemented by the Securities and Exchange Commission.

Income (Loss) from Operations

As a result of the foregoing, for the year ended December 31, 2019, loss from operations amounted to $229,207, as compared to loss from operations of $94,961 for the year ended December 31, 2018 .

Other expense

The Company incurred interest expense of $23,236 for the year ended December 31, 2019 on its’ convertible promissory note and demand note.

Income Taxes

We did not have any income taxes expense for the years ended December 31, 2019 and December 31, 2018.

Net Income (Loss)

Net loss for the years ended December 31, 2019 and 2018 were $ 252,443 and $94,961, respectively.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At December 31, 2019 and 2018, we had cash balance of approximately $9,024 and $53,129, respectively. These funds are kept in financial institutions located in United States.

Cash flows from Operating Activities

Operating activities used $271,739 in cash the year ended December 31, 2019, as compared with $91,503 for the year ended December 31, 2018. Our net loss was $229,207 the main component of our negative operating cash flow in 2019, added by increase in loans receivables $17,611, and increase in advances to supplier of $123,000, offset mainly by non-cash expenses of $509, an increase in accounts payable and accrued expenses of $97,570. In 2018 net loss of $94,961 was the main component of our negative operating cash flow offset by an increase in accounts payable and accrued expenses of $3,458.

Cash flows from Investing Activities

Investing activities used $3,056 in cash the year ended December 31, 2019 for purchase of office equipment’s and in 2018 our investing cash flow used $12,043 for payment of various security deposits.

Cash flows from Financing Activities

Cash flows provided by financing activities during the year ended December 31, 2019 amounted to $230,690 as compared with $156,675 for the year ended December 31, 2018. Our positive cash flow in 2019 consisted mostly of proceeds from the sale of issuance of common stocks $146,562 and proceeds from loans payable of $84,128. Our positive cash flow in 2018 consisted mostly of proceeds from the loans payables $156,675.

Our capital requirements for the next twelve months primarily relate to $950,000. In addition, we expect to use cash to pay salaries, consulting fees and fees related to third parties’ professional services. All funds received have been expended in the furtherance of growing the business. The following trends are reasonably likely to result in a material decrease in our liquidity over the near to long term:

●	An increase in working capital requirements to finance our current business;

●	Addition of administrative and sales personnel as the business grows; and

●	The cost of being a public company.

We will need to raise additional funds, particularly if we are unable to generate positive cash flow as a result of our operations. We estimate that based on current plans and assumptions, that our available cash will be insufficient to satisfy our cash requirements under our present operating expectations. Other than working capital and advance received from related parties and funds received pursuant to securities purchase agreements, we presently have no other significant alternative source of working capital. We have used these funds to fund our operating expenses, pay our obligations and grow our company. We will need to raise significant additional capital to fund our operations and to provide working capital for our ongoing operations and obligations. Therefore, our future operation is dependent on our ability to secure additional financing. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the trading price of our common stock and a downturn in the U.S. equity and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses or experience unexpected cash requirements that would force us to seek alternative financing. Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. The inability to obtain additional capital may restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will be required to cease our operations. To date, we have not considered this alternative, nor do we view it as a likely occurrence.

Going Concern.

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. During the year ended December 31, 2019, the Company incurred a net loss of $252,443. The Company had an accumulated deficit of $1,137,626 as of December 31, 2019. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

Off-balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this Item.

ITEM 8. FINANCIAL STATEMENTS

The financial statements begin on Page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Previous independent registered public accounting firm

On August 2, 2019 (the “Resignation Date”), Prager Metis CPAs, LLC (the “Former Auditor”), the Company’s independent registered public accounting firm, gave notice of its resignation due to partner rotation issues as such, effective on Resignation Date.

During the period that began when Former Auditor was retained and continued through the Resignation Date, there was no disagreement between the Company and Former Auditor on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of the Former Auditor, would have caused it to make reference to the subject matter of such disagreement in connection with its audit report on such financial statements.

The Former Auditor has not indicated to the Company that its report on the audit, if completed, would contain an adverse opinion or disclaimer of opinion or would be qualified or modified as to uncertainty, audit scope, or accounting principles, except that the report thereon would contain an uncertainty about the Company’s ability to continue as a going concern.

Except as set forth below, during the years ended December 31, 2018 and 2017 and through the Resignation Date, the reports of the Former Auditor on the Company’s financial statements did not contain any adverse opinion or disclaimer of opinion, and such reports were not qualified or modified as to uncertainty, audit scope, or accounting principle, except that the report contained a paragraph stating there was substantial doubt about the Company’s ability to continue as a going concern.

New independent registered public accounting firm

On August 2, 2019 (the “Engagement Date”), the Company engaged Boyle CPA LLC (the “New Auditor”) as its Independent registered public accounting firm for the Company’s fiscal year ended December 31, 2019. The decision to engage the New Auditor as the Company’s independent registered public accounting firm was approved by the Company’s Board of Directors.

During the two most recent fiscal years and through the Engagement Date, the Company has not consulted with the New Auditor regarding either:

1.	application of accounting principles to any specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, and neither a written report was provided to the Company nor oral advice was provided that the New Auditor concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or

2.	any matter that was either the subject of a disagreement (as defined in Regulation S-K, Item 304(a)(1)(iv) and the related instructions) or reportable event (as defined in Regulation S-K, Item 304(a)(1)(v)).

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the 1934 Act, as of the end of the period covered by this report. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that our disclosure controls and procedures were ineffective as of December 31, 2019.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is designed to provide reasonable assurances regarding the reliability of financial reporting and the preparation of the financial statements of the Company in accordance with U.S. generally accepted accounting principles, or GAAP. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate.

With the participation of our Chief Executive Officer and Chief Financial Officer (principal financial officer), our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2019 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation and the material weaknesses described below, management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2019 based on the COSO framework criteria. Management has identified control deficiencies as follows:

●	The Company has not established adequate financial reporting monitoring activities to mitigate the risk of management override, specifically because there are few employees and only two officers with management functions and therefore there is lack of segregation of duties.

●	There is a strong reliance on outside consultants to review and adjust the annual and quarterly financial statements, to monitor new accounting principles, and to ensure compliance with GAAP and SEC disclosure requirements.

●	There is a strong reliance on the external attorneys to review and edit the annual and quarterly filings and to ensure compliance with SEC disclosure requirements.

●	A formal audit committee has not been formed.

Management of the Company believes that these material weaknesses are due to the small size of the Company’s accounting staff and reliance on outside consultants for external reporting.  The small size of the Company’s accounting staff may prevent adequate controls in the future, such as segregation of duties, due to the cost/benefit of such remediation.

To mitigate the current limited resources and limited employees, we rely heavily on direct management oversight of transactions, along with the use of legal and outside accounting consultants. As we grow, we expect to increase our number of employees, which will enable us to implement adequate segregation of duties within the internal control framework.

These control deficiencies could result in a misstatement of account balances that would result in a reasonable possibility that a material misstatement to our consolidated financial statements may not be prevented or detected on a timely basis. Accordingly, we have determined that these control deficiencies as described above together constitute a material weakness.

In light of this material weakness, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the year ended December 31, 2019 included in this Annual Report on Form 10-K were fairly stated in accordance with US GAAP. Accordingly, management believes that despite our material weaknesses, our consolidated financial statements for the year ended December 31, 2019 are fairly stated, in all material respects, in accordance with US GAAP.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report on Form 10-K.2

Limitations on Effectiveness of Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer (principal financial officer), does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include, but are not limited to, the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Controls

During the fiscal quarter ended December 31, 2019, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

On December 26, 2019, the Company entered into an Employment Agreement (the “Furlan Agreement”) with George Furlan pursuant to which Mr. Furlan was appointed as the Company’s Chief Operating officer. The Furlan Agreement provides for a base salary of $60,000 per year with such base salary being increased to $120,000 per year beginning on the one (1) year anniversary of the completion of a financing by the Company of no less than $3,000,000. The Employment Agreement also contains an annual bonus based on the amount of revenue generated by the Company from the sale of certain products. The Employment Agreement has a term of three years from the effective date. Pursuant to the Employment Agreement, the Company and Mr. Furlan also entered into a into a Restricted Stock Agreement to purchase 718,403 shares of the Company’s Common Stock in accordance with a vesting schedule.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the names and positions of our current executive officers and directors.

Name	Age	Position
George Furlan	62	Interim Chief Executive Officer, Interim President, Interim Chief Financial Officer, Interim Treasurer, Interim Secretary, and Chief Operating Officer
James Mansour	58	Chief Marketing Officer
Dante Jones	39	Director

Background of Executive Officers and Directors

George Furlan, Interim Chief Executive Officer, Interim President Interim Chief Financial Officer, Interim Treasurer, Interim Secretary, and Chief Operations Officer

George Furlan was appointed as the Company’s Chief Operating Officer on December 26, 2019, and, on February 14, 2020, Mr. Furlan was appointed as the Company’s Interim Chief Executive Officer, Interim President, and Interim Chief Financial Officer, Interim Treasurer, and Interim Secretary. Additionally, On May 28, 2020, Mr. Furlan was appointed as a Director of the Company. Mr. Furlan brings more than 20 years of experience in building and expanding early stage, mid-tier and global brands. In his role as COO of the Company, Mr. Furlan is responsible for managing the day-to-day operations of the Company. Mr. Furlan has held senior positions with Hugo Boss and Versace. From 2014 to 2019, Mr. Furlan served as a Principal of GF Partners, Inc., a consulting service to fashion businesses. Prior to joining GF Partners, Inc. in 2014, Mr. Furlan served as president of NAHM Apparel, LLC, a women’s young designer fashion company, which was backed by Mr. Tommy Hilfiger. He built the organization’s infrastructure, guided the successful global launch and lead sales and marketing efforts for U.S. and Canadian and global markets.

James Mansour, Chief Marketing Officer

James Mansour was appointed as the Chief Marketing Officer of the Company on February 14, 2020. Mr. Mansour is an award-winning branding authority who was instrumental in the development of many retail brands that became icons in the marketplace, including Bath and Body Works, Abercrombie & Fitch and Victoria’s Secret. Mr. Mansour has created award-winning work for 3M, Dupont Corian and others. From February 2015 to February 2020 Mr. Mansour served the President and Branding Consultant of Mansour Design Inc. Consulting where he ran the day to day operations of the business.

Dante Jones, Director

Dante Jones was appointed as sole Director of the Company on February 14, 2020. Mr. Jones co-founded Cannavolve in 2012 with the mission to incubate businesses and accelerate fellow cannabis industry entrepreneurs to invent, innovate and succeed. Mr. Jones brings 15 years of experience in project management, leadership and budgeting, while delivering results across global teams. Mr. Jones has served as Cannavolve’s President since 2012. From 2014 to 2017, Mr. Jones worked as a Technology Manager at Amazon.com, Inc., managing a large global team in designing and deploying new eCommerce for the AWS Cloud.

Officers are elected annually by the Board of Directors (subject to the terms of any employment agreement), at its annual meeting, to hold such office until an officer’s successor has been duly appointed and qualified, unless an officer sooner dies, resigns or is removed by the Board.

Board Leadership Structure and Role in Risk Oversight

Our Board of Directors (“Board”) is primarily responsible for overseeing our risk management processes on behalf of the Company.  The Board receives and reviews periodic reports from management, auditors, legal counsel, and others, as considered appropriate regarding our company’s assessment of risks. In addition, the Board focuses on the most significant risks facing our company and our company’s general risk management strategy, and also ensures that risks undertaken by our company are consistent with the board’s appetite for risk. While the Board oversees our company’s risk management, management is responsible for day-to-day risk management processes. We believe this division of responsibilities is the most effective approach for addressing the risks facing our company and that our board leadership structure supports this approach.

Involvement in Certain Legal Proceedings

To our knowledge, our directors and executive officers have not been involved in any of the following events during the past ten years:

1.	any bankruptcy petition filed by or against such person or any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.	being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting his involvement in any type of business, securities or banking activities or to be associated with any person practicing in banking or securities activities;

4.	being found by a court of competent jurisdiction in a civil action, the SEC or the Commodity Futures Trading Commission to have violated a Federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

5.

being subject of, or a party to, any Federal or state judicial or administrative order, judgment decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of any Federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

6.	being subject of or party to any sanction or order, not subsequently reversed, suspended, or vacated, of any self-regulatory organization, any registered entity or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Code of Ethics

The Company has a code of ethics that applies to all of the Company’s employees, including its principal executive officer, principal financial officer and principal accounting officer, and the Board. A copy of this code is available in the Company’s Registration Statement on Form SB-2 filed with the SEC on April 17, 2006. The Company intends to disclose any changes in or waivers from its code of ethics by posting such information on its website or by filing a Form 8-K.

Nominating Committee

We have not adopted any procedures by which security holders may recommend nominees to our Board of Directors.

Audit Committee

The Board of Directors acts as the Audit Committee and the Board has no separate committees. The Company has no qualified financial expert at this time because it has not been able to hire a qualified candidate. Further, the Company believes that it has inadequate financial resources at this time to hire such an expert.

Indemnification of Directors and Officers

Our directors and executive officers are indemnified as provided by the California law and our Bylaws. These provisions state that our directors may cause us to indemnify a director or former director against all costs, charges and expenses, including an amount paid to settle an action or satisfy a judgment, actually and reasonably incurred by him as a result of him acting as a director. The indemnification of costs can include an amount paid to settle an action or satisfy a judgment. Such indemnification is at the discretion of our board of directors and is subject to the Securities and Exchange Commission’s policy regarding indemnification.

Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers or persons controlling us pursuant to the foregoing provisions, or otherwise, we have been advised that in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in the Act and is, therefore, unenforceable.

Section 16(a) Compliance

Section 16(a) of the Securities Exchange Act of 1934, requires our directors, executive officers and persons who own more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other of our equity securities. During the year ended December 31, 2019, our officers, directors and 10% stockholders made the required filings pursuant to Section 16(a).

ITEM 11. EXECUTIVE COMPENSATION

Executive Officers’ Compensation

The following table sets forth information concerning the annual and long-term compensation earned by or paid to our former Chief Executive Officer, Philip Romanzi, and to other persons who served as executive officers as at and/or during the fiscal year ended December 31, 2019 or who earned compensation exceeding $100,000 during fiscal year 2019 (the “named executive officers”), for services as executive officers for the last two fiscal years.

No executive compensation was paid by the Company from February 2016 through the fiscal year ended December 31, 2019. In October 2016, the Company ceased substantially all of its operating activities.

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary	Stock Award	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Non- Qualified Deferred Compensation Earnings	All Other Compensation	Total
		($)	($)	($)	($)	($)	($)	($)
Philip Romanzi,	2018	0	0	0	0	0	0	0
CEO	2019	0	0	0	0	0	0	0

George Furlan,	2018	0	0	0	0	0	0	0
COO	2019	0	0	0	0	0	0	0

The following table sets forth the cash and non-cash compensation for the fiscal years ended December 31, 2019 and 2018 awarded to or earned by Mr. Jones, Cannavolve’s principal executive officer, during 2019.

Name and Principal Position	Fiscal Year	Salary	Stock Award	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Non- Qualified Deferred Compensation Earnings	All Other Compensation	Total
		($)	($)	($)	($)	($)	($)	($)
Dante Jones,	2018	120,000	40,000	0	0	0	0	160,000
President	2019	60,000	24,000	0	0	0	0	84,000

Outstanding Equity Awards at Fiscal Year-End Table

The Company did not issue equity awards during the year ended December 31, 2019.

Employment Agreements

George Furlan

On December 26, 2019 (the “Effective Date”), the Company entered into an Employment Agreement with George Furlan to engage his services as Chief Operating Officer of the Company pursuant to which the Company agreed to pay Mr. Furlan a base salary of $60,000 per year with such base salary being increased to $120,000 per year beginning on the one (1) year anniversary of the completion of a financing by the Company of no less than $3,000,000. The Employment Agreement also contains an annual bonus based on the amount of revenue generated by the Company from the sale of certain products. The Employment Agreement has a term of three years from the effective date. Pursuant to the agreement, Mr. Furlan may be terminated for “cause” as defined and Mr. Furlan may resign for “good reason” as defined. In the event Mr. Furlan is terminated without cause or resigns for good reason, the Company will be required to pay Mr. Furlan a payment equal to the lesser of (i) the aggregate amount of base salary payable for the remainder of the employment term or (ii) an amount equal to 100% of the base salary for the year in which the termination occurs, as well as a payment equal to the amount of the annual bonus, if any, that the Mr. Furlan would have earned for the fiscal year in which the termination occurred. In the event Mr. Furlan is terminated with cause, resigns without good reason, dies or is disabled, the Company will be required to pay Mr. Furlan all accrued salary and earned bonus and reimbursement for business expenses. Under the agreement Mr. Furlan is subject to confidentiality, non-compete and non-solicitation restrictions. Pursuant to the Employment Agreement, on the Effective Date, Mr. Furlan also entered into a Restricted Stock Agreement to purchase 718,403 shares of the Company’s Common Stock at $0.01186 per share for an aggregate purchase price of $8,520.26, which such shares vest as to 239,467 of shares on the Effective Date and the remaining 478,936 shares will vest in 12 equal installments of 39,911 shares each on the last day of each fiscal quarter.

Grants of Plan Based Awards

We did not make any plan-based equity or non-equity awards grants to named executives during the years ended December 31, 2019 and 2018.

Option Exercises

There were no options exercised by our named officers during the years ended December 31, 2019 and 2018.

Compensation of Directors

We have no non-executive directors. Our directors did not earn compensation for the years ended December 31, 2019 and 2018.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the board of directors or a committee thereof.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information, as of May 29, 2020 with respect to the beneficial ownership of the outstanding common stock by (i) any holder of more than five (5%) percent; (ii) each of the Company’s executive officers and directors; and (iii) the Company’s directors and executive officers as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned.

Name of Beneficial Owner (1)	Common Stock Beneficially Owned	Percentage of Common Stock (2)
Officers and Directors
George Furlan * (3)	319,289	4.5%
James Mansour * (4)	419,067	5.9%
Dante Jones *	109,114	1.5%
All officers and directors as a group (3 persons)	847,470	11.9%

5% Stockholders
Principal Holdings, LLC, (5)	1,241,741	17.5%
Bogaard Holdings LLC (6)	718,403	9.9%
Pure Energy 714 LLC (7)	632,284	8.9%
Gregg Templeton (8)	718,403	9.9%

* Officer and/or director of the Company

(1)	Except as otherwise indicated, the address of each beneficial owner is c/o Intelligent Buying, Inc., 300 Park Avenue, 12th Floor, New York, NY 10022.

(2)	Applicable percentage ownership is based on 7,254,588shares of common stock outstanding as of May 29, 2020, together with securities exercisable or convertible into shares of common stock within 60 days of May 29, 2020 for each stockholder. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of May 29, 2020 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(3)	Includes 39,911 shares of the Company’s common stock which vests within the next 60 days pursuant to a restricted stock agreement.

(4)	Includes 29,933 shares of the Company’s common stock that vests within the next 60 days pursuant to a restricted stock agreement.

(5)	Principal Holdings, LLC is owned and controlled solely by Danielle Doukas.

(6)	Bogaard Holdings LLC is owned and controlled by Jelena Vadanjel.

(7)	Pure Energy 714 LLC is owned and controlled by Louis Sorrentino.

(8)	Gregg Templeton is an employee of the Company.

(9)	Bagel Hole Inc. is owned and controlled solely by Philip Romanzi.

No Director, executive officer, affiliate or any owner of record or beneficial owner of more than 5% of any class of voting securities of the Company is a party adverse to the Company or has a material interest adverse to the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The following includes a summary of transactions since the beginning of the 2019 fiscal year, or any currently proposed transaction, in which INTB or Cannavolve were or are to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of their total assets at year-end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest (other than compensation described under “Executive Compensation”). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

Related party transactions of Cannavolve:

●	During the nine months ended September 30, 2019, Cannavolve issued 3,532,551 shares of its common stock to the founders and officers of Cannavolve in exchange for their advisory and consulting services provided to its customers. During the nine months ended September 30, 2019 and 2018, Cannavolve recognized management and consulting fees of $0.7 million and $0.9 million, respectively, associated with the issuance of stock to founders and officers in exchange for services provided to customers.

●	During the nine months ended September 30, 2019, Cannavolve advanced a total of $305,343 to two companies in support of the business development activities in each entity. The agreements call for the Company to be paid back these funds with interest upon the satisfaction of certain future events. As these future events are uncertain and repayment of such funds is not assured, such funding has been expensed in the Statement of Operations for the nine months ended September 30, 2019. Of the total Business development expense $234,443 was paid to an affiliated entity.

●	On March 15, 2019, Mr. Romanzi’s company, Bagel Hole, Inc. loaned Cannavolve $235,415, pursuant to a promissory note (the “Cannavolve Note”). The Cannavolve Note bore interest at 10% per annum and had a maturity date July 15, 2019, which was subsequently extended to August 31, 2019. Cannavolve defaulted on the note. On January 6, 2020, the balance of this note was invested in the Offering and Bagel Hole Inc. was issued a total of 223,757 shares of INTB Common Stock. The Cannavolve Note is no longer outstanding as of the date of this Report.

Related party transactions of the Company:

●	As described above, on March 15, 2019, Bagel Hole, Inc., a company owned by INTB’s sole officer and director at the time, Philip Romanzi, loaned Cannavolve $235,415, pursuant to a promissory note (the “Cannavolve Note”). The Cannavolve Note bore interest at 10% per annum and had a maturity date July 15, 2019, which was subsequently extended to August 31, 2019. Cannavolve defaulted on the note. On January 6, 2020, the balance of this note was invested in the Offering and Bagel Hole Inc. was issued a total of 223,757 shares of INTB Common Stock. The Cannavolve Note is no longer outstanding as of the date of this Report.

Transactions with Related Persons

At no time during the last two fiscal years has any executive officer, director or any member of these individuals’ immediate families, any corporation or organization with whom any of these individuals is an affiliate or any trust or estate in which any of these individuals serves as a trustee or in a similar capacity or has a substantial beneficial interest been indebted to the Company or was involved in any transaction in which the amount exceeded $120,000 and such person had a direct or indirect material interest.

Procedures for Approval of Related Party Transactions

Our Board of Directors is charged with reviewing and approving all potential related party transactions. All such related party transactions must then be reported under applicable SEC rules. We have not adopted other procedures for review, or standards for approval, of such transactions, but instead review them on a case-by-case basis.

Director Independence

Our Board of Directors has undertaken a review of its composition and the independence of each director. Based on the review of each director’s background, employment and affiliations, including family relationships, the Board of Directors has determined that there are no “independent directors” under the rules and regulations of the SEC.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Boyle CPA LLC served as our independent auditors for the years ended December 31, 2019 and 2018. The following is a summary of the fees billed to the Company for professional services rendered for the fiscal years ended December 31, 2019 and 2018.

	December 31, 2019	December 31, 2018
Audit Fees	$10,000	$12,500
Audit Related Fees	4,000	-
Tax Fees	-	-
All Other Fees	-	-
Totals	$14,000	$12,500

AUDIT FEES. Consists of fees billed for professional services rendered for the audit of the Company’s consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services in connection with statutory and regulatory filings or engagements.

AUDIT-RELATED FEES. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements and are not reported under “Audit Fees.”

TAX FEES. Consists of fees billed for professional services for tax compliance, tax advice and tax planning.

ALL OTHER FEES. Consists of fees for products and services other than the services reported above. There were no management consulting services provided in fiscal 2019 or 2018.

POLICY ON AUDIT COMMITTEE PRE-APPROVAL OF AUDIT AND PERMISSIBLE NON-AUDIT SERVICES OF INDEPENDENT AUDITORS

The Company currently does not have a designated Audit Committee, and accordingly, the Company’s Board of Directors’ policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to the Company’s Board of Directors regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The Board of Directors may also pre-approve particular services on a case-by-case basis.

ITEM 15. EXHIBITS

Exhibit No.	Exhibit Description

2.1	Reorganization Agreement between Intelligent Buying Inc. and Jaguaring Company d/b/a Cannavolve, and the Cannavolve shareholders listed in the agreement, dated March 13, 2019 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 19, 2019).

2.2	Amended Reorganization Agreement between Intelligent Buying Inc. and Jaguaring Company d/b/a Cannavolve and the Cannavolve shareholders listed in the agreement, dated April 27, 2019 (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 6, 2019).

2.3	Amendment No. 1 to Reorganization Agreement between Intelligent Buying Inc. and Jaguaring Company d/b/a Cannavolve, and the Cannavolve shareholders listed in the agreement, dated April 27, 2019 (incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed with the SEC on May, 6 2019).

2.4	Second Amended Agreement and Plan of Reorganization between Intelligent Buying Inc. and Jaguaring Company d/b/a Cannavolve Holdings, the Cannavolve Shareholders listed in the agreement dated January 2, 2020 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 8, 2020).

2.5	Termination Agreement of the Reorganization between Intelligent Buying Inc. and Jaguaring Company d/b/a Cannavolve Holdings, the Cannavolve Shareholders listed in the agreement dated February 12, 2020. (Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 14, 2020).

2.6	Agreement and Plan of Reorganization by and among Intelligent Buying Inc., Jaguaring Company d/b/a Cannavolve Holdings and the Cannavolve Shareholders listed in the agreement dated February 14, 2020. (Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 14, 2020).

3.1	Articles of Incorporation of Intelligent Buying Inc. and Certificate of Amendment of Articles of Incorporation of Intelligent Buying, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form SB-2 filed with the SEC on April 17, 2006).

3.2	Bylaws of Intelligent Buying, Inc. (Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 14, 2020).

3.3	Certificate of Determination for Series A Convertible Preferred Stock of Intelligent Buying, Inc. (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form SB-2 filed with the SEC on April 17, 2006).

3.4	Certificate of Determination for Series B Preferred Stock of Intelligent Buying, Inc. (Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 14, 2020).

10.1	Convertible Promissory Note of Intelligent Buying Inc. issued to PureEnergy714 LLC2019 (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 19, 2019).

10.2	Convertible Promissory Note issued by Jaguaring, Inc. d/b/a Cannavolve (incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed with the SEC on March 19, 2019).

10.3	Form of Subscription Agreement for Rule 506 Offering. (Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 14, 2020).

10.4	Executive Consulting Agreement between Intelligent Buying, Inc. and James Mansour dated January 8, 2020. (Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 14, 2020).

10.5	Employment Agreement between Intelligent Buying, Inc. and George V. Furlan dated December 2019. (Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 14, 2020).

10.6

Independent Contractor Agreement between Jaguaring Inc. d/b/a Cannavolve and Dante Jones dated May 1, 2019. (Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 14, 2020).

10.7	Addendum to Independent Contractor Agreement between Jaguaring Inc. d/b/a Cannavolve and Dante Jones dated September 20, 2019. (Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 14, 2020).

10.8	Independent Contractor Agreement between Jaguaring Inc. d/b/a Cannavolve and Eric Swaney dated May 1, 2019. (Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 14, 2020).

10.9	Addendum to Independent Contractor Agreement between Jaguaring Inc. d/b/a Cannavolve and Eric Swaney dated May 1, 2019. (Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 14, 2020).

10.10	Office Agreement for Jaguaring Inc. d/b/a Cannavolve dated May 23, 2018. (Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 14, 2020).

10.11	Promissory Note issued by Jaguaring Inc. d/b/a Cannavolve dated June 11, 2019. (Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 14, 2020).

10.12	Promissory Note issued by Jaguaring Inc. d/b/a Cannavolve dated June 6, 2019. (Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 14, 2020).

10.13	Employment Agreement between Intelligent Buying, Inc. and Gregg Templeton dated February 28, 2019. (Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 14, 2020).

10.14*+	Restricted Stock Purchase Agreement between Intelligent Buying, Inc. and James Mansour.

10.15*+	Restricted Stock Purchase Agreement between Intelligent Buying, Inc. and George Furlan. (Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 14, 2020).

10.16*	Share Exchange Agreement dated as of May 28, 2020 by and among Intelligent Buying Inc., and the shareholders of Jaguaring Company d/b/a Cannavolve Holdings.

14.1	Code of Ethics of Intelligent Buying, Inc. (incorporated by reference to Exhibit 14.1 to the Company’s Registration Statement on Form SB-2 filed with the SEC on April 17, 2006).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Intelligent Buying, Inc.

Dated: May 29, 2020	By:	/s/ George Furlan
George Furlan
Interim Chief Executive Officer and Interim President
(Principal Executive Officer)

Dated: May 29, 2020	By:	/s/ George Furlan
George Furlan
Interim Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ George Furlan	Interim Chief Executive Officer and Interim President	May 29, 2020
George Furlan	(Principal Executive Officer)

/s/ George Furlan	Interim Chief Financial Officer	May 29, 2020
George Furlan	(Principal Financial Officer)

/s/ James Mansour	Chief Marketing Officer	May 29, 2020
James Mansour
/s/ Dante Jones	Director	May 29, 2020
Dante Jones

INTELLIGENT BUYING, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019 and 2018

Boyle CPA, LLC

Certified Public Accountants & Consultants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and

Board of Directors of Intelligent Buying, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Intelligent Buying, Inc. (the “Company”) as of December 31, 2019 and 2018, the related statements of operations, stockholders’ deficiency, and cash flows for each of the years in the two-year period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Boyle CPA, LLC

We have served as the Company’s auditor since 2019

Bayville, NJ

May 29, 2020

361 Hopedale Drive SE	P (732) 822-4427
Bayville, NJ 08721	F (732) 510-0665

INTELLIGENT BUYING, INC.

BALANCE SHEETS

	December 31,
	2019	2018
ASSETS

CURRENT ASSETS
Cash	$9,024	$53,129
Loan Receivable	17,611	-
Advances to Supplier	123,000	-
TOTAL CURRENT ASSETS	149,635	53,129

FIXED ASSETS (net of Depreciation)	2,546
OTHER ASSETS
Deposit	12,043	12,043
TOTAL ASSETS	$164,224	$65,172

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$147,468	$26,662
Loan payable – related party	-	-
Loan Payable – other	240,803	156,675
TOTAL CURRENT LIABILITIES	388,271	183,337

STOCKHOLDERS’ DEFICIENCY
Preferred Stock – Par Value of $0.001; 25,000,000 shares authorized; no shares issued and outstanding as of December 31, 2019 and 2018	-	-
Common Stock - Par Value of $0.001; 50,000,000 shares authorized; 7,975,003 and 7,256,600 shares issued and outstanding as of December 31, 2019 and 2018	7,975	7,257
Additional paid-in capital	905,604	759,761
Accumulated deficit	(1,137,626)	(885,183)
TOTAL STOCKHOLDERS' DEFICIENCY	(224,047)	(59,294)
TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIENCY	$164,224	$65,172

See Notes to Financial Statements

INTELLIGENT BUYING, INC.

STATEMENTS OF OPERATIONS

	Year ended December 31,
	2019	2018
REVENUES:
	$-	$-
TOTAL REVENUES	-	-

Cost of sales	-	-

Gross Profit	-	-

Operating Expenses
Selling, general and administrative	229,207	94,961

TOTAL OPERATING EXPENSES	229,207	94,961

LOSS FROM OPERATIONS	(229,207)	(94,961)

Other Expenses
Interest expense	23,236	-

LOSS BEFORE TAXES	(252,443)	(94,961)

INCOME TAX PROVISION	-	-

NET LOSS	$(252,443)	$(94,961)

NET LOSS PER COMMON SHARE – BASIC AND DILUTED	$-	$-

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	7,321,720	7,256,600

See Notes to Financial Statements

INTELLIGENT BUYING, INC.

STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2019		2018
OPERATING ACTIVITIES:
Net loss		$(252,443)	$(94,961)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation Expense		509	-
Changes in operating assets and liabilities:
Loans receivable		(17,611)	-
Advances to supplier		(123,000)	-
Accounts payable and accrued expenses		120,806	3,458
NET CASH USED IN OPERATING ACTIVITIES		(271,739)	(91,503)
INVESTMENT ACTIVITIES:
Purchase of office equipments		(3,056)	-
Deposit		-	(12,043)
NET CASH USED IN INVESTMENT ACTIVITIES		(3,056)	(12,043)
FINANCING ACTIVITIES:
Proceeds of loan payable – other		84,128	156,675
Proceeds from issuance of common stock		146,562	-
NET CASH PROVIDED BY FINANCING ACTIVITIES		230,690	156,675

INCREASE (DECREASE) IN CASH		(44,105)	53,129

CASH-BEGINNING OF YEAR		53,129	-
CASH-END OF YEAR		$9,024	$53,129

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$		$-
Taxes	$		$4,002

Supplemental disclosures of non-cash financing activities:
Forgiveness of related party loans classified as additional paid-in capital		$0	$36,090

See Notes to Financial Statements

INTELLIGENT BUYING, INC.

STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

	Common Stock		Preferred Stock		Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance - December 31, 2017	7,256,600	$7,257	-	$-	$723,671	$(790,222)	$(59,294)
Forgiveness of related party loans	-	-	-	-	36,090	-	36,090
Net loss	-	-	-	-	-	(94,961)	(94,961)
Balance - December 31, 2018	7,256,600	7,257	-	-	759,761	(885,183)	(118,165)
Issuance of common stock	718,403	718	-	-	145,843	-	146,561
Net loss	-	-	-	-	-	(252,443)	(252,443)
Balance- December 31, 2019	7,975,003	$7,975	-	-	$905,604	$(1,137,626)	$(224,047)

See Notes to Financial Statements

INTELLIGENT BUYING, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

NOTE 1. FORMATION AND BUSINESS OF THE COMPANY

Business description

The financial statements presented are those of Intelligent Buying, Inc. (the “Company”). The Company was incorporated under the laws of the State of California on March 22, 2004 and until October 2016 was in the business of media advertising and acquiring high-end computer and networking equipment from resellers and end-users and then reselling this equipment at discounted prices.

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

On March 13, 2019, we entered into a Reorganization Agreement by and among Jaguaring Company, d/b/a Cannavolve (“Cannavolve”), a Washington corporation, and the shareholders of Cannavolve listed in the Reorganization Agreement, pursuant to which the Company agreed to acquire 100% of the issued and outstanding common stock of Cannavolve from these Cannavolve shareholders in exchange for up to 861,738 shares of common stock of the Company. On April 27, 2019 and again on January 2, 2020, the Reorganization Agreement was amended. The Reorganization Agreement and its subsequent amendments are referred to herein collectively as the “Reorganization Agreement.” On February 12, 2020, the parties to the Reorganization Agreement entered into a termination agreement (the “Termination Agreement”) pursuant to which the Reorganization Agreement was terminated by mutual consent of the parties in accordance with the terms of the Reorganization Agreement. The parties decided to terminate the Reorganization Agreement in order to restructure the planned acquisition by the Company of Cannavolve. The foregoing description of the Termination Agreement does not purport to be complete and is qualified in its entirety by reference to the Termination Agreement, a copy of which is filed as Exhibit 2.5 to this Annual Report on Form 10-K (this “Report”) and which is incorporated herein by reference.

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

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

Revenue Recognition

During the year ended December 31, 2019 our revenue recognition policy was in accordance with ASC 605, “Revenue Recognition”, which requires the recognition of sales when there is evidence of a sales agreement, the delivery of goods has occurred, the sales price is fixed or determined and the collectability of revenue is reasonably assured.

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

During the years ended December 31, 2019 and 2018, there were no stock based awards issued or outstanding.

Fair value of financial instruments

We value our financial assets and liabilities on a recurring basis using the fair value hierarchy established in Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures.

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

Income Taxes

The Company’s income tax benefit differs from the expected income tax benefit by applying the U.S. Federal statutory rate of 21% to net income (loss) as follows:

	Year Ended December 31
	2019	2018
Income tax benefit at statutory rate of 21%	$-	$7,000
Change in valuation allowance	-	-
	$-	$7,000

The tax effects of temporary differences that give rise to the Company’s net deferred tax liability as of December 31, 2019 and 2018 are as follows:

	Year Ended December 31
	2019	2018
Deferred Tax Assets
Net Operating Losses	$273,040	$186,000
Less: Valuation Allowance	(273,040)	(186,000)
Deferred Tax Assets – Net	$-	$-

As of December 31, 2019, the Company had approximately $1,138,000 of federal and state net operating loss carryovers (“NOLs”), which begin to expire in 2038. Utilization of the NOLs may be subject to limitation under the Internal Revenue Code Section 382 should there be a greater than 50% ownership change as determined under regulations.

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

NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred losses since inception and has an accumulated deficit of $1,137,626 as of December 31, 2019. The Company currently has limited liquidity and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. These factors among others, raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that may result from the outcome of these uncertainties. The Company will require additional financing moving forward and is pursuing various strategies to accomplish this, including seeking equity funding and/or debt funding from private placement sources. Although management believes that it will be able to obtain the necessary funding to allow the Company to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.

Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. There are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

NOTE 4. ADVANCES TO SUPPLIER

Advances to supplier consist of single vendor where the company have placed an order of branded CBD products worth $308,030 on the November 11, 2019. The balances as of 12-31-2019 represents 50% of the total value of the order committed.

NOTE 5. LOAN PAYABLE- OTHER

Since the change of control of the Company in May 2018, we have received advances from Pure Energy 714 LLC, an unaffiliated entity, with an outstanding balance of $156,675 as of December 31, 2018, at which time there was no formal arrangement between the Company and Pure Energy 714 LLC regarding the terms for repayment of these advances. Following further advances aggregating $84,128 during the year ended December 31, 2019, an amount of $240,803 was outstanding as of December 31, 2019. On March 15, 2019, specific terms were reached on $70,757 of such advances pursuant to an unsecured convertible promissory note entered into between the Company and Pure Energy 714 LLC, the terms call for repayment of the advances including interest on any unconverted principal amount at a rate of 4% per annum and a repayment date on or before August 15, 2022. Additional terms include a voluntary conversion option, pursuant to which Pure Energy 714 LLC may convert any outstanding balance at $0.05 per share into shares of common stock.  On January 3, 2020, specific terms were reached on the remaining $170,046 of such advances pursuant to an unsecured demand note entered into between the Company and Pure Energy 714 LLC, the terms call for repayment of the advances including interest on any unconverted principal amount at a rate of 12% per annum and a repayment date on or before June 3, 2021 at the rate of 12% per annum. If the demand note is unpaid by June 3, 2021, default interest of 3% monthly will apply.

The Company has accrued interest of $23,236 on these notes.

NOTE 6. STOCKHOLDERS’ (DEFICIENCY)

Preferred stock

At December 31, 2019, the Company had no shares of its preferred stock issued and outstanding. Previously issued preferred shares were converted according to their terms into 5,000,000 shares of common stock on September 16, 2010.

Common stock

At December 31, 2019 and 2018, the Company had 7,975,003 and 7,256,600 shares of its common stock issued and outstanding, respectively.

NOTE 7. COMMITMENTS AND CONTINGENCIES

In response to the COVID-19 pandemic, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was signed into law in March 2020. The CARES Act lifts certain deduction limitations originally imposed by the Tax Cuts and Jobs Act of 2017 (“2017 Tax Act”). Corporate taxpayers may carryback net operating losses (NOLs) originating between 2018 and 2020 for up to five years, which was not previously allowed under the 2017 Tax Act. The CARES Act also eliminates the 80% of taxable income limitations by allowing corporate entities to fully utilize NOL carryforwards to offset taxable income in 2018, 2019 or 2020. Taxpayers may generally deduct interest up to the sum of 50% of adjusted taxable income plus business interest income (30% limit under the 2017 Tax Act) for 2019 and 2020. The CARES Act allows taxpayers with alternative minimum tax credits to claim a refund in 2020 for the entire amount of the credits instead of recovering the credits through refunds over a period of years, as originally enacted by the 2017 Tax Act.

In addition, the CARES Act raises the corporate charitable deduction limit to 25% of taxable income and makes qualified improvement property generally eligible for 15-year cost-recovery and 100% bonus depreciation. The enactment of the CARES Act did not result in any material adjustments to our income tax provision.

The Company has an employment agreement with a consultant to assist in advancing the Company’s business plan with Cannavolve. The company is accruing an expense of $10,000 per month in connection with the operations employee through February 28, 2020, extended automatically for additional one year periods unless either party provides written notice on or before 30 days prior to the completion of the term or extension.

On December 26, 2019, the Company entered into an Employment Agreement (the “Furlan Agreement”) with George Furlan pursuant to which Mr. Furlan was appointed as the Company’s Chief Operating officer. The Furlan Agreement provides for a base salary of $60,000 per year with such base salary being increased to $120,000 per year beginning on the one (1) year anniversary of the completion of a financing by the Company of no less than $3,000,000. The Employment Agreement also contains an annual bonus based on the amount of revenue generated by the Company from the sale of certain products. The Employment Agreement has a term of three years from the effective date. Pursuant to the Employment Agreement, the Company and Mr. Furlan also entered into a into a Restricted Stock Agreement to purchase 718,403 shares of the Company’s Common Stock.

NOTE 8. SUBSEQUENT EVENTS

In January 2020, the Company repaid $20,000 of the demand note.

On January 8, 2020, the Company entered into an Executive Consulting Agreement (the “Mansour Agreement”) with James Mansour pursuant to which Mr. Mansour was engaged to provide certain business advisory, sales, marketing, product design and development, branding, and business development services to the Company. Pursuant to the Mansour Agreement, Mr. Mansour also agreed to be appointed as Chief Marketing Officer of the Company. The Mansour Agreement provides for compensation of $5,000 per month. In addition, upon the Company achieving a market capitalization of twenty million dollars ($20,000,000), Mr. Mansour shall immediately negotiate in good faith with the Company a mutually equitable agreement to assign any and all of Mr. Mansour’s cannabis industry and CBD industry related consulting engagements and clients to the Company, with the exception Mr. Mansour’s relationship with Bath and Body Works. In addition, in consideration for commencing the design of additional product brands (each, a “Brand Design”) (in addition to the “Oeuvre” luxury skin care brand and related product line), the Company shall issue to Mr. Mansour a common stock option to acquire shares of common stock equal to one percent (1%) of the issued and outstanding common stock of the Company upon the commencement by Mr. Mansour of each Brand Design, and (ii) in the event the Company commences the manufacturing and production of a Brand Design (each, a “Brand Production”) (in addition to the “Oeuvre” luxury skin care brand and related product line), the Company shall issue to Mr. Mansour a common stock option to acquire shares of common stock equal to one percent (1%) of the issued and outstanding common stock of the Company upon the commencement by the Company of each Brand Production. Further, pursuant to the Mansour Agreement, the Company and Mr. Mansour also entered into a into a Restricted Stock Agreement to purchase 718,403 shares of the Company’s Common Stock in accordance with a vesting schedule.

On February 12, 2020, the parties to the Reorganization Agreement entered into a termination agreement (the “Termination Agreement”) pursuant to which the Reorganization Agreement was terminated by mutual consent of the parties in accordance with the terms of the Reorganization Agreement. The parties decided to terminate the Reorganization Agreement in order to restructure the planned acquisition by the Company of Cannavolve.

On February 14, 2020, we entered into an Agreement and Plan of Reorganization (the “Agreement”) with Cannavolve and each of the 37 shareholders of Cannavolve who executed a counterpart signature to the Agreement (the “Cannavolve Shareholders”). Pursuant to the Agreement, the Company agreed to acquire an aggregate of up to 33,674,262 shares of Cannavolve constituting up to 81.5% of the issued and outstanding shares of Cannavolve from the Cannavolve Shareholders in exchange for 702,111 shares of the Company, constituting up to 9.6% of the issued and outstanding shares of common stock, $0.001 par value per share (the “Common Stock”), of the Company (the “Reorganization”).

Pursuant to the Agreement, the Company agreed to file a Certificate of Determination with the State of California, as soon as practicable after the closing of the Reorganization (“Closing”) Accordingly, on March 18, 2020, the Company filed a Certificate of Determination with the State of California creating a new class of preferred stock of the Company, the Series B Preferred Stock (the “New Preferred”)and issued, as a post-closing covenant, 1,000,000 shares of the New Preferred to Principal Holdings, LLC (“Principal”), in consideration of Principal successfully negotiating the Agreement and performing due-diligence in connection with the Agreement.

Additionally, pursuant to the Agreement, the parties agreed that INTB’s then principal shareholder, Bagel Hole Inc. (“Bagel Hole”), which is owned solely by Philip Romanzi, the Company’s Chief Executive and Financial Officer and sole director, will return to INTB, for cancellation and retirement, 3,446,950 shares of Common Stock owned by Bagel Hole.

Additionally, pursuant to the Agreement, the parties agreed that at Closing, Mr. Romanzi, the Company’s sole officer and director, would resign from all positions with the Company and that certain members of the Cannavolve team would be appointed as officers and directors of the Company. Specifically, it was agreed that George Furlan would be appointed as the Company’s Chief Operating Officer, Interim Chief Executive Officer and Interim Chief Financial Officer, and that Dante Jones would be appointed as the Company’s sole director. Further, the parties agreed that two additional directors, to be designated by Cannavolve, would be appointed to the Company’s board of directors after Closing.

The Reorganization closed on February 14, 2020. At Closing, pursuant to the Agreement, we issued an aggregate of 702,111 shares of Common Stock to the Cannavolve Shareholders in exchange for 33,674,262 shares of Cannavolve common stock, constituting 81.5% of the issued and outstanding shares of Cannavolve, resulting in Cannavolve becoming our 81.5% owned subsidiary.

At the Closing, Bagel Hole returned to INTB for cancellation and retirement, 3,446,950 shares of Common Stock owned by Bagel Hole. At Closing, Bagel Hole also returned for cancellation and retirement an additional 667,402 shares of the Company’s Common Stock owned by Bagel Hole.

Also, at Closing, on February 14, 2020, Mr. Romanzi resigned from all officer and director positions with the Company. At Closing, the following individuals were appointed to the indicated positions:

George Furlan –Interim Chief Executive Officer and Interim Chief Financial Officer

Dante Jones – sole director

James Mansour – Chief Marketing Officer

On May 28, 2020, the Company entered into and closed a Share Exchange Agreement (the “Share Exchange Agreement”) with the remaining 55 shareholders of Cannavolve (the “Remaining Cannavolve Shareholders”). Pursuant to the Share Exchange Agreement, the Company acquired an aggregate of 7,656,441 shares of common stock of Cannavolve constituting the remaining 18.5% of the issued and outstanding shares of common stock of Cannavolve from the Remaining Cannavolve Shareholders in exchange for 159,627 shares of common stock of the Company, constituting 0.02% of the issued and outstanding shares of Common Stock of the Company (the “Share Exchange”). As a result of the Share Exchange, Cannavolve is a wholly owned operating subsidiary of the Company. Additionally, on May 28, 2020, the Company’s Board of Directors (the “Board) increased the size of the Board from one to two and George Furlan was appointed as a director to fill the vacancy.