Form 10-Q
period 2020-03-31
Intelligent Buying, Inc.
filed 2020-06-30
CIK 1358633

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 001-34861

INTELLIGENT BUYING, INC.

(Exact name of Registrant as specified in its charter)

California	20-0956471
(State of incorporation)	(I.R.S. Employer Identification No.)

300 Park Avenue, 12th Floor

New York, NY 10022

(Address of principal executive offices) (zip code)

646-202-2897

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

As of June 29, 2020, 7,094,961 shares of common stock, par value $0.001 per share, were issued and outstanding.

INTELLIGENT BUYING, INC.

FORM 10-Q

March 31, 2020

FORWARD LOOKING STATEMENTS

This report contains forward-looking statements regarding our business, financial condition, results of operations and prospects. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not deemed to represent an all-inclusive means of identifying forward-looking statements as denoted in this report. Additionally, statements concerning future matters are forward-looking statements .

Although forward-looking statements in this report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the headings “Risks Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K, in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-Q and information contained in other reports that we file with the SEC. You are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.

We file reports with the SEC. The SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us. You can also read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330 .

We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this report, except as required by law. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this quarterly report, which are designed to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects .

Unless otherwise indicated, references in this report to “we,” “us” or the “Company” refer to Intelligent Buying, Inc. and its subsidiaries.

PART 1 - FINANCIAL INFORMATION

Item 1.	Financial Statements.

INTELLIGENT BUYING, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2020	December 31, 2019
ASSETS
CURRENT ASSETS
Cash	$3,528	$9,024
Accounts Receivable	67,500
Loan Receivable	—	17,611
Investment	10,000
Advances to Supplier	134,874	123,000
Inventory	27,542
TOTAL CURRENT ASSETS	243,444	149,635

FIXED ASSETS (net of Depreciation)	40,568	2,546
OTHER ASSETS
Deposit	12,043	12,043
TOTAL ASSETS	$296,055	$164,224
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$134,576	$147,468
Loan payable – related party
Loan Payable – other	220,804	240,803
TOTAL CURRENT LIABILITIES	355,380	388,271
STOCKHOLDERS’ DEFICIENCY
Preferred Stock – Par Value of $0.001; 25,000,000 shares authorized; no shares issued and outstanding as of March 31, 2020 December 31, 2019	—	—
Common Stock - Par Value of $0.001; 50,000,000 shares authorized; 7,762,363 and 7,975,003 shares issued and outstanding as of March 31, 2020 and December 31, 2019	7,095	7,975
Additional paid-in capital	1,433,879	905,604
Accumulated deficit	(1,500,299)	(1,137,626)
TOTAL STOCKHOLDERS' DEFICIENCY	(59,325)	(224,047)
TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIENCY	$296,055	$164,224

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INTELLIGENT BUYING, INC. AND SUBSIDIARIES

UNAUDITED STATEMENTS OF OPERATIONS

	The three months ended March 31
	2020	2019
REVENUES:	$6,783	$—
TOTAL REVENUES	—	—
Cost of sales	3,958	—
Gross Profit	2,825	—
Operating Expenses
Advertising and Marketing	30,852
Selling Expenses	9,974
General and Administrative	40,070	11,647
Legal and Professional	131,009	21,258
Office rent	14,477
Management Fees	61,849	16,592
Product development cost	18,689
TOTAL OPERATING EXPENSES	306,920	49,497
LOSS FROM OPERATIONS	(304,095)	(49,497)
INCOME TAX PROVISION	—	—
Other Income (Expenses)	(58,578)
NET LOSS	$(362,673)	$(49,497)
Attributable to
Shareholders of the Company	(355,459)	—
Noncontrolling Interest	(7,214)	—
NET LOSS PER COMMON SHARE – BASIC AND DILUTED	$(0.048)	$(0.007)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	7,530,147	7,256,600

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INTELLIGENT BUYING, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

For the Three Months Ended March 31, 2020

					Additional
	Common Stock		Preferred Stock		Paid in	Accumulated	Total
	Shares	Amount	Shares	Amount	Capital	Deficit
Balance December 31, 2019	7,975,003	$7,975			$905,604	$(1,137,626)	$(224,047)
Common stock issued
Share exchange	702,111	702			126,693		127,395
Issuance of common stock	2,532,200	2,532			397,468		400,000

Common stock cancelled	(4,114,353)	(4,114)			4,114		—
Net loss for three months period						(362,673)	(362,673)
Balances March 31, 2020	7,094,961	7,095	—	—	1,433,879	(1,500,299)	(59,325)

Balance - December 31, 2018	7,256,600	7,257		—	759,761	(885,183)	(118,165)
Common stock issued
Net loss for three months ending March 31, 2019						(49,497)	(49,497)
	7,256,600	$7,257		—	$759,761	(934,680)	$(167,662)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INTELLIGENT BUYING, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months ended
	March 31
	2020	2019
OPERATING ACTIVITIES:
Net loss	$(362,673)	$(49,497)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation Expense	755	—
Changes in operating assets and liabilities:
Loans receivables	17,611	(14,666)
Advances to supplier	(11,874)
Accounts payable and accrued expenses	(40,000)	16,592
NET CASH USED IN OPERATING ACTIVITIES	(396,181)	(47,571)
INVESTMENT ACTIVITIES:
Purchase of office equipment	(3,056)
Deposit
NET CASH USED IN INVESTMENT ACTIVITIES	—	(3,056)
FINANCING ACTIVITIES:
Proceeds (Payment) of loan payable – other	(20,000)	—
Net proceeds from issuance of common stock	410,685	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	390,685	—
INCREASE (DECREASE) IN CASH	(5,496)	(50,627)
CASH-BEGINNING OF YEAR	9,024	53,129
CASH-END OF YEAR	$3,528	$2,502
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$	$—
Taxes	$	$
Supplemental disclosures of non-cash financing activities:
		—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INTELLIGENT BUYING, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

NOTE 1 –  ORGANIZATION AND NATURE OF OPERATIONS

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

F.A.M.E

F.A.M.E. will merge health and wellness with art and entertainment to curate unique and impactful products, content, and activities for a global community. As stated in a 2017 article on the Wellness industry published by Forbes, 72% of millennials would rather spend money on experiences than on material goods. With F.A.M.E., we intend to give them both. Products and offerings under the F.A.M.E. brand name are currently under development.

F.A.M.E Target Market

The target market for F.A.M.E. is also Millennials. We intend to market F.A.M.E. to premium consumers – both male and female – in the Millennial market.

NOTE 2 – BASIS OF PRESENTATION AND GOING CONCERN

Basis of presentation

These interim consolidated financial statements of the Company and its subsidiaries are unaudited. In the opinion of management, all adjustments (consisting of normal recurring accruals) and disclosures necessary for a fair presentation of these interim condensed consolidated financial statements have been included. The results reported in the unaudited condensed consolidated financial statements for any interim periods are not necessarily indicative of the results that may be reported for the entire year. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and do not include all information and footnotes necessary for a complete presentation of financial statements in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”). The Company’s unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed with the Securities and Exchange Commission on May 29, 2020.

Going concern

The Company currently has limited operations. These unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business.

In April 2020, the Company received a loan of approximately $230,000 under the Paycheck Protection Program of the U.S. Small Business Association related to its U.S. operations. The Company anticipates most of the loan will be forgiven in accordance with the provisions of the program.

There is no assurance that the Company will ever be profitable or be able to secure funding or generate sufficient revenues to sustain operations. As such, there is substantial doubt about the Company’s ability to continue as a going concern. These unaudited condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

Covid-19

A novel strain of coronavirus (“Covid-19”) emerged globally in December 2019 and has been declared a pandemic. The extent to which Covid-19 will impact our customers, business, results and financial condition will depend on current and future developments, which are highly uncertain and cannot be predicted at this time. While the Company’s day-to-day operations beginning March 2020 have been impacted, we have suffered less immediate impact as most staff can work remotely and can continue to develop our product offerings.

That said, we have seen our business opportunities develop more slowly as business partners and potential customers are dealing with Covid-19 issues, working remotely and these issues are causing delays in decision making and finalization of negotiations and agreements.

As reflected in the accompanying unaudited consolidated financial statements, the Company had an accumulated deficit of $1,444,545 at March 31, 2020 and had a net loss and net cash flow used in operating activities of $306,919 and $49,497 for the three months ended March 31, 2020, respectively. The Company has a limited operating history and its continued growth is dependent upon the continuation of selling its products; hence generating revenues, and obtaining additional financing to fund future obligations and pay liabilities arising from normal business operations. In addition, the current cash balance cannot be projected to cover the operating expenses for the next twelve months from the release date of this report.  These matters raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital, implement its business plan, and generate significant revenues. There are no assurances that the Company will be successful in its efforts to generate significant revenues, maintain sufficient cash balance or report profitable operations or to continue as a going concern. The Company plans on raising capital through the sale of equity or debt instruments to implement its business plan. However, there is no assurance these plans will be realized and that any additional financings will be available to the Company on satisfactory terms and conditions, if any.

The accompanying unaudited condensed consolidated financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

NOTE 3 SIGNIFICANT ACCOUNTING POLICIES

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

Revenue Recognition

During the three months ended March 31, 2020 our revenue recognition policy was in accordance with ASC 605, “Revenue Recognition”, which requires the recognition of sales when there is evidence of a sales agreement, the delivery of goods has occurred, the sales price is fixed or determined and the collectability of revenue is reasonably assured.

On January 1, 2019, the Company adopted ASU 2014-09, “Revenue from Contracts with Customers” and all the related amendments, which are also codified into ASC 606. The adoption of this guidance did not have a material effect on the Company’s financial position, results of operations or cash flows.

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

During the three months ended March 31, 2020 and the year ended December 31, 2019, there were no stock based awards issued or outstanding.

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

Income Taxes

The Company’s income tax benefit differs from the expected income tax benefit by applying the U.S. Federal statutory rate of 21% to net income (loss) as follows:

NOTE 4. ADVANCES TO SUPPLIER

Advances to supplier consist of single vendor where the company have placed an order of branded CBD products worth $308,030 on the November 11, 2019. The balances as of 3-31-2020 represents 60% of the total value of the order committed.

NOTE 5. LOAN PAYABLE- OTHER

Since the change of control of the Company in May 2018, we have received advances from Pure Energy 714 LLC, an unaffiliated entity, with an outstanding balance of $220,804 as of December 31, 2018, at which time there was no formal arrangement between the Company and Pure Energy 714 LLC regarding the terms for repayment of these advances. Following further advances aggregating $84,128 during the year ended December 31, 2019, an amount of $240,803 was outstanding as of December 31, 2019. On March 15, 2019, specific terms were reached on $70,757 of such advances pursuant to an unsecured convertible promissory note entered into between the Company and Pure Energy 714 LLC, the terms call for repayment of the advances including interest on any unconverted principal amount at a rate of 4% per annum and a repayment date on or before August 15, 2022. Additional terms include a voluntary conversion option, pursuant to which Pure Energy 714 LLC may convert any outstanding balance at $0.05 per share into shares of common stock.  On January 3, 2020, specific terms were reached on the remaining $150,046 of such advances pursuant to an unsecured demand note entered into between the Company and Pure Energy 714 LLC, the terms call for repayment of the advances including interest on any unconverted principal amount at a rate of 12% per annum and a repayment date on or before June 3, 2021 at the rate of 12% per annum. If the demand note is unpaid by June 3, 2021, default interest of 3% monthly will apply.

The Company has accrued interest of $23,236 on these notes.

NOTE 6. COMMITMENTS AND CONTINGENCIES

COVID-19

On March 11, 2020, the World Health Organization announced that infections of the novel Coronavirus (COVID-19) had become pandemic, and on March 13, the U.S. President announced a National Emergency relating to the disease. There is a possibility of continued widespread infection in the United States and abroad, with the potential for catastrophic impact. National, state and local authorities have required or recommended social distancing and imposed or are considering quarantine and isolation measures on large portions of the population, including mandatory business closures. These measures, while intended to protect human life, are expected to have serious adverse impacts on domestic and foreign economies of uncertain severity and duration. Some economists are predicting the United States will soon enter a recession. The sweeping nature of the coronavirus pandemic makes it extremely difficult to predict how the Company’s business and operations will be affected in the longer run, but we expect that it may materially affect our business, financial condition and results of operations. The extent to which the coronavirus impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus and the actions to contain the coronavirus or treat its impact, among others. Moreover, the coronavirus outbreak has begun to have indeterminable adverse effects on general commercial activity and the world economy, and our business and results of operations could be adversely affected to the extent that this coronavirus or any other epidemic harms the global economy generally and/or the markets in which we operate specifically. Any of the foregoing factors, or other cascading effects of the coronavirus pandemic that are not currently foreseeable, could materially increase our costs, negatively impact our revenues and damage the Company’s results of operations and its liquidity position, possibly to a significant degree. The duration of any such impacts cannot be predicted.

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

NOTE 7 SUBSEQUENT EVENTS

The Company evaluates events and transactions occurring subsequent to the date of the condensed consolidated financial statements for matters requiring recognition or disclosure in the condensed consolidated financial statements. The accompanying condensed consolidated financial statements consider events through the date on which the condensed consolidated financial statements were available to be issued.

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

Paycheck Protection Program Term Note

On April, 18, 2020, the Company entered into a Paycheck Protection Program Term Note (“PPP Note”) with KeyBank, N.A. under the Paycheck Protection Program (the "Program") of the recently enacted Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") administered by the U.S. Small Business Administration. The Company received total proceeds of $231,500 from the PPP Note. In accordance with the requirements of the CARES Act, the Company will use proceeds from the PPP Note primarily for payroll costs. Interest accrues on the PPP Note at the rate per annum of 1.00%. The Company may apply to KeyBank for forgiveness of the amount due on the PPP Note which shall be an amount equal to the sum of payroll costs, mortgage interest, rent obligations and covered utility payments incurred during the eight weeks following disbursement under the PPP Note.

During the period from April 18, 2020 through the six-month anniversary of the date of the PPP Note (the “Deferral Expiration Date”), neither principal nor interest shall be due and payable during this deferral period. On the Deferral Expiration Date, the outstanding principal of the PPP Note that is not forgiven under the Program (the “Conversion Balance”) shall convert to an amortizing term loan. On June 11, 2022, all accrued interest that is not forgiven under the Program shall be due and payable. Additionally, on December 11, 2020 and continuing on the 11th day of each month thereafter until April 18, 2022 equal installments of principal shall be due and payable, each in an amount determined by dividing the Conversion Balance by 18 (the “Monthly Principal Amount”). Interest shall be payable at the same time as the Monthly Principal Amount. Any outstanding principal and accrued interest shall be due and payable in full on April 18, 2022.

Impact of COVID-19 Pandemic

In December 2019, a novel coronavirus disease (“COVID-19”) was reported and in January 2020, the World Health Organization (“WHO”) declared it a Public Health Emergency of International Concern. On February 28, 2020, the WHO raised its assessment of the COVID-19 threat from high to very high at a global level due to the continued increase in the number of cases and affected countries, and on March 11, 2020, the WHO characterized COVID-19 as a pandemic.

As of the date of this filing, our primary suppliers continue to be operating. However, the broader implications of COVID-19 on our results of operations and overall financial performance remain uncertain. We may experience constrained supply or other business disruptions that could materially impact our business, results of operations and overall financial performance in future periods. See Risk Factors for further discussion of the possible impact of the COVID-19 pandemic on our business.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition of Intelligent Buying, Inc. for the three months ended March 31, 2020 and 2019 should be read in conjunction with the Intelligent Buying, Inc. unaudited condensed consolidated financial statements and the notes thereto contained elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors, Special Note Regarding Forward-Looking Statements and Business sections in our Form 10-K as filed with the Securities and Exchange Commission on May 29, 2020. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements  .

Unless otherwise indicated, references to the “Company,” “us” or “we” refer to Intelligent Buying, Inc. and its subsidiaries.

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

4

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

RESULTS OF OPERATIONS

Comparison of Results of Operations for the Three Months Ended March 31, 2020 and 2019

Revenue

We acquired Cannavolve on February 14, 2020 where we consolidated our financial statements since then. The Company provides advisory and operational services to hemp and ancillary cannabis companies, serving as a full-service business accelerator working with startups and emerging brands nationwide. The Company accelerates customer’s businesses through a proven model of funding; operations; product launches; and ongoing sales, marketing, and expansion into new markets. Each customer arrangement is unique and revenue is recognized, both over time and at a point in time, depending upon the performance obligations stated in the contract. During the 45 days ending March 31, 2020 total revenues reported was $6,783, have no revenues for the three months period ending March 31, 2019.

Cost of Revenue

Cost of revenue includes the cost of internal labor and related benefits, travel expenses related to consulting services, subcontractor costs, other related consulting costs, and other overhead costs. During the 45 days ending March 31, 2020n the cost of revenue was $3,958.

Gross Margin

Gross Profit for the 45 days ending March 31, 2020 is $2,825 or 42% of total revenues. We expect to keep our gross profit at about 40% in the next quarter.

Operating Expenses

For the three months ended March 31, 2020 and 2019, operating expenses consisted of the following:

	Three Months ended March 31,
	2020	2019
Advertising and Marketing	$48,753	$
Selling Expenses	9,974
General and Administrative	21,874	11,647
Legal and Professional	131,263	21,258
Office rent	14,477
Management Fees	61,849	16,592
Product development cost	18,729
TOTAL OPERATING EXPENSES	$306,919	$49,497

•	Our advertising and marketing mainly include consulting fees for branding, social media and creation of marketing materials for our brand.
•	Selling expense mainly includes our marketing and sales staff’s salaries and related benefits, and travel and entertainment costs incurred by our sales department.
•	Legal and professional fees primarily consisted of accounting fees, legal service fees, consulting fees, investor relations service charges and other fees incurred for service related to becoming and being a public company. For three months ended March 31, 2020 , professional fees increase over the same period in 2019 as mainly attributable to an increase in fees of approximately $70,000 incurred for services performed by our marketing consultant, and an increase in legal services fees of approximately $36,000. We expect professional fees to increase as we incur significant costs associated with our public company reporting requirements, and costs associated with newly applicable corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002 and other rules implemented by the Securities and Exchange Commission.
•	Office rent are monthly lease payments for the our principal executive offices in New York.
•	Our management fees comprise mainly of salaries paid our management staff. The three months period ending March 31, 2020 the increase in management fee mainly attributable to the salaries of our Chief Financial Officer and directors approximately $60,000.
•	Product development cost includes packaging supplies and materials, design and marketing consultants approximately $18,000 for the three months period ending March 31, 2020, there were product development cost incurred for the three months period ending March 31, 2019.

Loss from Operations

The Company's net loss for the three-month period ended March 31, 2020 and 2019 was $304,094 and $49,497, respectively.

Income Taxes

We did not have any income taxes expense for the three months ended March 31, 2020 and 2019 since we incurred losses in the periods.

Liquidity and Capital Resources

Covid 19

A novel strain of coronavirus (“Covid-19”) emerged globally in December 2019 and has been declared a pandemic. The extent to which Covid-19 will impact our customers, business, results and financial condition will depend on current and future developments, which are highly uncertain and cannot be predicted at this time. While the Company’s day-to-day operations beginning March 2020 have been impacted, we have suffered less immediate impact as most staff can work remotely and can continue to develop our product offerings.

That said we have seen our business opportunities develop more slowly as business partners and potential customers are dealing with Covid-19 issues, working remotely and these issues are causing delays in decision making and finalization of negotiations and agreements.

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

We presently do not have any contractual obligations.

Off-balance Sheet Arrangements

We presently do not have off-balance sheet arrangements.

Inflation

The effect of inflation on our revenue and operating results was not significant.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Changes in Internal Controls over Financial Reporting

There were no changes (including corrective actions with regard to material weakness) in our internal controls over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we are subject to ordinary routine litigation incidental to our normal business operations. We are not currently a party to any litigation the outcome of which, if determined adversely to us, would individually or in the aggregate be reasonably expected to have a material adverse effect on our business, operating results, cash flows or financial condition.

ITEM 1A. RISK FACTORS

Risk factors describing the major risks to our business can be found under Item 1A, “Risk Factors”, in our Annual Report on Form 10-K for the year ended December 31, 2019. There has been no material change in our risk factors from those previously discussed in the Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As previously reported, in January 2020, the Company repaid $20,000 of a demand note.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

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

10.7	Addendum to Independent Contractor Agreement between Jaguaring Inc. d/b/a Cannavolve and Dante Jones dated September 20, 2019. (Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 14, 2020).

10.8	Independent Contractor Agreement between Jaguaring Inc. d/b/a Cannavolve and Eric Swaney dated May 1, 2019. (Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 14, 2020).

10.9	Addendum to Independent Contractor Agreement between Jaguaring Inc. d/b/a Cannavolve and Eric Swaney dated May 1, 2019. (Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 14, 2020).

10.10	Office Agreement for Jaguaring Inc. d/b/a Cannavolve dated May 23, 2018. (Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 14, 2020).

10.11	Promissory Note issued by Jaguaring Inc. d/b/a Cannavolve dated June 11, 2019. (Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 14, 2020).

10.12	Promissory Note issued by Jaguaring Inc. d/b/a Cannavolve dated June 6, 2019. (Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 14, 2020).

10.13	Employment Agreement between Intelligent Buying, Inc. and Gregg Templeton dated February 28, 2019. (Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 14, 2020).

10.14*+	Restricted Stock Purchase Agreement between Intelligent Buying, Inc. and James Mansour.

10.15*+	Restricted Stock Purchase Agreement between Intelligent Buying, Inc. and George Furlan. (Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 14, 2020).

10.16	Share Exchange Agreement dated as of May 28, 2020 by and among Intelligent Buying Inc., and the shareholders of Jaguaring Company d/b/a Cannavolve Holdings.

14.1	Code of Ethics of Intelligent Buying, Inc. (incorporated by reference to Exhibit 14.1 to the Company’s Registration Statement on Form SB-2 filed with the SEC on April 17, 2006).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer & Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

INTELLIGENT BUYING, INC.
(Registrant)

Date: June 30, 2020	By:	/s/ George Furlan
George Furlan
Chief Executive Officer, President and Director (Principal Executive Officer)

Date: June 30, 2020	By:	/s/ George Furlan
George Furlan
Chief Financial Officer (Principal Financial and Accounting Officer)

