Form 10-Q
period 2020-06-30
Intelligent Buying, Inc.
filed 2020-08-14
CIK 1358633

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 001-34861

INTELLIGENT BUYING, INC.

(Exact name of Registrant as specified in its charter)

California	20-0956471
(State of incorporation)	(I.R.S. Employer Identification No.)

340 Madison Avenue, 19th Floor

New York, New York 10173

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

As of June 29, 2020, 7,254,588 shares of common stock, par value $0.001 per share, were issued and outstanding.

INTELLIGENT BUYING, INC.

FORM 10-Q

June 30, 2020

i

FORWARD LOOKING STATEMENTS

This report contains forward-looking statements regarding our business, financial condition, results of operations and prospects. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not deemed to represent an all-inclusive means of identifying forward-looking statements as denoted in this report. Additionally, statements concerning future matters are forward-looking statements.

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

We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this report, except as required by law. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this quarterly report, which are designed to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

Unless otherwise indicated, references in this report to “we,” “us” or the “Company” refer to Intelligent Buying, Inc. and its subsidiaries.

ii

PART 1 - FINANCIAL INFORMATION

Item 1.	Financial Statements.

INTELLIGENT BUYING, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30, 2020	December 31, 2019
ASSETS
CURRENT ASSETS
Cash	$14,276	$9,024
Accounts Receivables	67,500	-
Loan Receivable	-	17,611
Investment	10,000	-
Advances to Supplier	134,874	123,000
Inventory	27,560	-
TOTAL CURRENT ASSETS	254,210	149,635

FIXED ASSETS (net of Depreciation)	39,313	2,546
OTHER ASSETS
Deposit	12,043	12,043
TOTAL ASSETS	$305,566	$164,224
LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$111,341	$147,468
Loan payable – related party	220,804	240,803
Loan Payable – other	256,500	-
TOTAL CURRENT LIABILITIES	588,645	388,271
STOCKHOLDERS’ DEFICIENCY
Preferred Stock – Par Value of $0.001; 25,000,000 shares authorized; 1,000,000 and 0 shares issued and outstanding as of June 30, 2020 and December 31, 2019	1,000	-
Common Stock - Par Value of $0.001; 50,000,000 shares authorized; 7,254,588 and 7,975,003 shares issued and outstanding as of June 30, 2020 and December 31, 2019	7,254	7,975
Additional paid-in capital	1,376,884	905,604
Accumulated deficit	(1,668,217)	(1,137,626)
TOTAL STOCKHOLDERS’ DEFICIENCY	(283,079)	(224,047)
TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIENCY	$305,566	$164,224

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INTELLIGENT BUYING, INC. AND SUBSIDIARIES

UNAUDITED STATEMENTS OF OPERATIONS

	Three months ended June 30		Six months ended June 30
	2020	2019	2020	2019

REVENUES:	$12,270	$-	$19,053	$
TOTAL REVENUES	-	-

Cost of sales	5,551	-	9,509

Gross Profit	6,719	-	9,544		-

Operating Expenses
Advertising and Marketing	1,310		32,162
Selling Expenses	12,046		22,020
General and Administrative	30,573	2,122	129,221		13,769
Legal and Professional	88,724	4,500	219,733		25,758
Office rent	1,874		16,351
Management Fees	91,177	30,000	153,026		46,592
Product development cost	7,511		26,200

TOTAL OPERATING EXPENSES	233,215	36,622	598,713		86,119

LOSS FROM OPERATIONS	(226,496)	(36,622)	(589,169)		(86,119)

Other Income (Expenses)	58,578	-	-		-
NET LOSS	$(167,918)	$(36,622)	$(530,591)		$(86,119)

NET LOSS PER COMMON SHARE – BASIC AND DILUTED	$(0.023)	$(0.005)	(0.073)		$(0.012)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	7,154,602	7,256,600	7,256,600		7,256,600

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INTELLIGENT BUYING, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY

For the Six months Ended June 30, 2020

	Common Stock		Preferred Stock			Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount		Capital	Deficit	Total
Balance December 31, 2019	7,975,003	$7,975		$		$905,604	$(1,137,626)	$(224,047)
Common and preferred stock issued
Share exchange	702,111	702	1,000,000		1,000	125,693		127,395
Issuance of common stock	2,532,200	2,532				397,468		400,000
Common stock cancelled	(4,114,353)	(4,114)				4,114		(0)
Net loss for three months period							(362,673)	(362,673)
Balances March 31, 2020	7,094,961	7,095	1,000,000		1,000	1,432,879	(1,500,299)	(59,325)

Common stock issued	159,627	159						159
Adjustment to paid in capital						(55,995)		(55,995)
Net loss for three months period							(167,918)	(167,918)
Balances June 30, 2020	7,254,588	7,254	1,000,000		1,000	1,376,884	(1,668,217)	(283,079)

Balance - December 31, 2018	7,256,600	7,257			-	759,761	(885,183)	(118,165)
Common stock issued
Net loss for three months ending March 31							(49,497)	(49,497)
Balances March 31, 2019	7,256,600	$7,257			-	$759,761	(934,680)	$(167,662)

Common stock issued
Net loss for three months June 30, 2019							(36,622)	(36,622)
Balances June 30, 2019	7,256,600	$7,257	-		$-	$759,761	$(971,302)	$(204,284)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INTELLIGENT BUYING, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months ended
	June 30
	2020		2019
OPERATING ACTIVITIES:
Net loss		$(530,591)		$(86,119)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation Expenses		2,510
Changes in operating assets and liabilities:
Accounts Receivables		(67,500)
Inventory		(27,560)
Loans receivables		7,611		(17,611)
Advances to supplier		(11,874)
Accounts payable and accrued expenses		(36,127)		46,592
NET CASH USED IN OPERATING ACTIVITIES		(663,531)		(57,138)

INVESTMENT ACTIVITIES:
Purchase of office equipments		(39,277)		(3,056)
Deposit
NET CASH USED IN INVESTMENT ACTIVITIES		(39,277)		(3,056)

FINANCING ACTIVITIES:
Proceeds (Payment) of loan payable – other		(20,000)		20,000
Proceeds from short term loan		256,500		-
Net proceeds from issuance of common stock		471,560
NET CASH PROVIDED BY FINANCING ACTIVITIES		708,060		20,000

INCREASE (DECREASE) IN CASH		5,252		(40,194)

CASH-BEGINNING OF YEAR		9,024		53,129
CASH-END OF YEAR		$14,276		$12,935

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest		$-		$-
Taxes	$		$

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INTELLIGENT BUYING, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020

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

In addition, on May 28, 2020, the Company entered into and closed a Share Exchange Agreement (the “Share Exchange Agreement”) with the remaining shareholders of Cannavolve (the “Remaining Cannavolve Shareholders”). Pursuant to the Share Exchange Agreement, the Company acquired an aggregate of 7,656,441 shares of common stock of Cannavolve constituting 18.5% of the issued and outstanding shares of common stock of Cannavolve from the Remaining Cannavolve Shareholders in exchange for 159,627 shares of common stock of the Company, constituting 0.02% of the issued and outstanding shares of Common Stock of the Company and 1,000,000 shares of newly created Series B preferred stock (the “Share Exchange”). As a result of the Share Exchange, Cannavolve is a wholly owned operating subsidiary of the Company. Additionally, on May 28, 2020, the Company’s Board of Directors (the “Board) increased the size of the Board from one to two and George Furlan was appointed as a director to fill the vacancy.

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

The Company has three product lines planned for introduction.

●	Ouevre - a next generation CBD luxury skin care line and lifestyle brand.

●	F.A.M.E. - a millennial, premium priced dual-gender lifestyle brand

●	LevelLab – a premium priced millennial fitness/wellness/performance product line

Ouevre

Oeuvre - “A Body of Art” – with a planned launch in Fall 2020, is intended to be a next generation CBD luxury skin care line and lifestyle brand. Planned product offerings under this line include

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

LevelLab

We intend LevelLab to be a premium priced millennial fitness, wellness, and performance product line, with a planned launch of 2021. Intended products include:

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

F.A.M.E

F.A.M.E. will merge health and wellness with art and entertainment to curate unique and impactful products, content, and activities for a global community, with a planned launch of 2021. As stated in a 2017 article on the Wellness industry published by Forbes, 72% of millennials would rather spend money on experiences than on material goods. With F.A.M.E., we intend to give them both. Products and offerings under the F.A.M.E. brand name are currently under development.

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

On April 18, 2020, the Company, through its subsidiary Jaguaring Company, entered into Paycheck Protection Program Promissory Note and Agreement with KeyBank National Association, pursuant to which the Company received loan proceeds of $231,500 (the “PPP Loan”). The PPP Loan was made under, and is subject to the terms and conditions of, the PPP which was established under the CARES Act and is administered by the U.S. Small Business Administration. The term of the PPP Loan is two years with a maturity date of April 18, 2022 and contains a favorable fixed annual interest rate of 1.00%. Payments of principal and interest on the PPP Loan will be deferred for the first six months of the term of the PPP Loan until November 18, 2020. Principal and interest are payable monthly and may be prepaid by the Company at any time prior to maturity with no prepayment penalties. Under the terms of the CARES Act, recipients can apply for and receive forgiveness for all or a portion of loans granted under the PPP. Such forgiveness will be determined, subject to limitations, based on the use of loan proceeds for certain permissible purposes as set forth in the PPP, including, but not limited to, payroll costs (as defined under the PPP) and mortgage interest, rent or utility costs (collectively, “Qualifying Expenses”), and on the maintenance of employee and compensation levels during the eight-week period following the funding of the PPP Loan. The Company has been using the proceeds of the PPP Loan, for Qualifying Expenses. However, no assurance is provided that the Company will be able to obtain forgiveness of the PPP Loan in whole or in part.

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

As reflected in the accompanying unaudited consolidated financial statements, the Company had an accumulated deficit of $1,668,217 at June 30, 2020 and had a net loss and net cash flow used in operating activities of $530,591 and $663,531 for the six months ended June 30, 2020, respectively. The Company has a limited operating history and its continued growth is dependent upon the continuation of selling its products; hence generating revenues and obtaining additional financing to fund future obligations and pay liabilities arising from normal business operations. In addition, the current cash balance cannot be projected to cover the operating expenses for the next twelve months from the release date of this report.  These matters raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital, implement its business plan, and generate significant revenues. There are no assurances that the Company will be successful in its efforts to generate significant revenues, maintain sufficient cash balance or report profitable operations or to continue as a going concern. The Company plans on raising capital through the sale of equity or debt instruments to implement its business plan. However, there is no assurance these plans will be realized and that any additional financings will be available to the Company on satisfactory terms and conditions, if any.

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

Cash

The Company considers all short-term highly liquid investments with an original maturity date of purchase of six months or less to be cash equivalents.

Revenue Recognition

During the six months ended June 30, 2020 our revenue recognition policy was in accordance with ASC 605, “Revenue Recognition”, which requires the recognition of sales when there is evidence of a sales agreement, the delivery of goods has occurred, the sales price is fixed or determined and the collectability of revenue is reasonably assured.

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

During the six months ended June 30, 2020 and the year ended December 31, 2019, there were no stock based awards issued or outstanding.

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

Income Taxes

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. The U.S. federal income tax rate is 21%.

The provision for Federal income tax consists of the following June 30, 2020 and 2019:

Federal income tax attributable to:	June 30, 2020	June 30, 2019
Current operations	$111,424	$18,084
Less: Valuation allowance	(111,424)	(18,084)
Net provision for Federal income tax	-	-

The cumulative tax effect at the expected rate of 21% of significant items comprising our net deferred tax amount is as follows:

Deferred tax assets attributable to:	June 30, 2020	December 31, 2019
Net operating loss carry over	$164,437	$53,013
Less: Valuation allowance	(164,437)	(53,013)
Net deferred tax assets	-	-

NOTE 4. ADVANCES TO SUPPLIER

Advances to supplier consist of single vendor where the company have placed an order of branded CBD products worth $308,030 on the November 11, 2019. As of June 30, 2020 the balance represents 60% of the total value of the order committed.

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

The Company previously entered into an employment agreement with an employee effective as of February 28, 2019 (the “Employment Agreement”) pursuant to which the employee was to assist in advancing the Company’s business plan in consideration of a base salary of $10,000 per month (the “Base Salary”). On March 24, 2020, the employee provided the Company with written notice that, effective as of April 1, 2020, the employee voluntarily agreed to suspend the Base Salary indefinitely. On August 12, 2020, the employee tendered his written resignation to the Company terminating his employment with the Company and the Employment Agreement effective as of August 12, 2020. Accordingly, the Company accrued an expense of $10,000 per month until April 1, 2020 in connection with the Employment Agreement.

NOTE 7 PREFERRED STOCK

The Company is authorized to issue 25,000,000 shares of Preferred Stock, par value $.001 per share. As of June 30, 2020, 1,000,000 shares of Series B Preferred Stock were issued and outstanding.

For five years from the date of issuance, the Series B Preferred Stock shall have the number of votes equal to fifty-one percent (51%) of the cumulative total vote of all classes of stock of the Corporation, common or preferred, whether such other class of stock is voting as a single class or the other classes of stock are voting together as a single group, and with respect to such vote, such holder shall have full voting rights and powers equal to the voting rights and powers of the holders of Common Stock, or any other class of preferred stock, and shall be entitled to notice of any stockholders’ meeting  in accordance with the bylaws of the Corporation, and shall be entitled to vote, together with holders of Common Stock and any class of preferred stock entitled to vote, with respect to any question upon which holders of Common Stock or any class of preferred stock have the right to vote. After five years, the Series B Preferred Stock shall automatically, and without further action by the Corporation, be cancelled and void, and may not be reissued.

NOTE 8 SUBSEQUENT EVENTS

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

Corporate Actions

On July 14, 2020, shareholders holding a majority of the Company's outstanding voting stock voted in favor of the following corporate matters (the “Corporate Matters”) which relate to the approval to authorize (1) the amendment to the Company’s Restated Articles of Incorporation to effect a forward stock split of all of the outstanding shares of common stock of the Company at a ratio of seven for one (7:1) (the “Forward Split”), which such Forward Split will not impact the Company’s authorized shares of Common Stock, (2) the amendment to the Company’s Restated Articles of Incorporation to increase in the number of authorized shares of the Company's Common Stock from 50,000,000 to 500,000,000 shares of common stock, (3) the amendment to the Company’s Restated Articles of Incorporation to effect a change of the Company’s name from Intelligent Buying, Inc. to Sentient Brands Holdings, Inc., and (4) changing the Company’s corporate domicile from California to Nevada. The Corporate Matters are not yet effective.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition of Intelligent Buying, Inc. for the six months ended June 30, 2020 and 2019 should be read in conjunction with the Intelligent Buying, Inc. unaudited condensed consolidated financial statements and the notes thereto contained elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors, Special Note Regarding Forward-Looking Statements and Business sections in our Form 10-K as filed with the Securities and Exchange Commission on May 29, 2020. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements  .

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

In addition, on May 28, 2020, the Company entered into and closed a Share Exchange Agreement (the “Share Exchange Agreement”) with the remaining shareholders of Cannavolve (the “Remaining Cannavolve Shareholders”). Pursuant to the Share Exchange Agreement, the Company acquired an aggregate of 7,656,441 shares of common stock of Cannavolve constituting 18.5% of the issued and outstanding shares of common stock of Cannavolve from the Remaining Cannavolve Shareholders in exchange for 159,627 shares of common stock of the Company, constituting 0.02% of the issued and outstanding shares of Common Stock of the Company (the “Share Exchange”). As a result of the Share Exchange, Cannavolve is a wholly owned operating subsidiary of the Company. Additionally, on May 28, 2020, the Company’s Board of Directors (the “Board) increased the size of the Board from one to two and George Furlan was appointed as a director to fill the vacancy.

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

The Company has three product lines planned for introduction.

●	Ouevre - a next generation CBD luxury skin care line and lifestyle brand.

●	F.A.M.E. - a millennial, premium priced dual-gender lifestyle brand

●	LevelLab – a premium priced millennial fitness/wellness/performance product line

Ouevre

Oeuvre - “A Body of Art” – with a planned launch in Fall 2020, is intended to be a next generation CBD luxury skin care line and lifestyle brand. Planned product offerings under this line include

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

LevelLab

We intend LevelLab to be a premium priced millennial fitness, wellness, and performance product line, with a planned launch of 2021. Intended products include:

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

F.A.M.E

F.A.M.E. will merge health and wellness with art and entertainment to curate unique and impactful products, content, and activities for a global community, with a planned launch of 2021. As stated in a 2017 article on the Wellness industry published by Forbes,, 72% of millennials would rather spend money on experiences than on material goods. With F.A.M.E., we intend to give them both. Products and offerings under the F.A.M.E. brand name are currently under development.

F.A.M.E Target Market

The target market for F.A.M.E. is also Millennials. We intend to market F.A.M.E. to premium consumers – both male and female – in the Millennial market.

RESULTS OF OPERATIONS

Comparison of Results of Operations for the Six months Ended June 30, 2020 and 2019

Revenue

We acquired Cannavolve on February 14, 2020 where we consolidated our financial statements since then. The Company provides advisory and operational services to hemp and ancillary cannabis companies, serving as a full-service business accelerator working with startups and emerging brands nationwide. The Company accelerates customer’s businesses through a proven model of funding; operations; product launches; and ongoing sales, marketing, and expansion into new markets. Each customer arrangement is unique and revenue is recognized, both over time and at a point in time, depending upon the performance obligations stated in the contract. During the 45 days ending June 30, 2020 total revenues reported was $19,053, have no revenues for the six months period ending June 30, 2019.

Cost of Revenue

Cost of revenue includes the cost of internal labor and related benefits, travel expenses related to consulting services, subcontractor costs, other related consulting costs, and other overhead costs. During the 45 days ending June 30, 2020 the cost of revenue was $9,509.

Gross Margin

Gross Profit for the 45 days ending June 30, 2020 is $9,544 or 50% of total revenues. We expect to keep our gross profit at about 40% in the next quarter.

Operating Expenses

For the six months ended June 30, 2020 and 2019, operating expenses consisted of the following:

	Six months ended June 30,
	2020	2019
Advertising and Marketing	$32,162	$
Selling Expenses	22,020
General and Administrative	70,643		13,769
Legal and Professional	219,733		25,258
Office rent	16,351
Management Fees	153,026		46,592
Product development cost	26,200
TOTAL OPERATING EXPENSES	$540,135		$86,119

●	Our advertising and marketing mainly include consulting fees for branding, social media and creation of marketing materials for our brand.
●	Selling expense mainly includes our marketing and sales staff’s salaries and related benefits, and travel and entertainment costs incurred by our sales department.
●	Legal and professional fees primarily consisted of accounting fees, legal service fees, consulting fees, investor relations service charges and other fees incurred for service related to becoming and being a public company. For six months ended June 30, 2020, professional fees increase over the same period in 2019 as mainly attributable to an increase in fees of approximately $70,000 incurred for services performed by our marketing consultant, and an increase in legal services fees of approximately $36,000. We expect professional fees to increase as we incur significant costs associated with our public company reporting requirements, and costs associated with newly applicable corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002 and other rules implemented by the Securities and Exchange Commission.
●	Office rent are monthly lease payments for our principal executive offices in New York.
●	Our management fees comprise mainly of salaries paid our management staff. The six months period ending June 30, 2020 the increase in management fee mainly attributable to the salaries of our Chief Financial Officer and directors approximately $60,000.
●	Product development cost includes packaging supplies and materials, design and marketing consultants approximately $26,200 for the six months period ending June 30, 2020, there were no product development cost incurred for the six months period ending June 30, 2019.

Loss from Operations

The Company’s net loss for the six-month period ended June 30, 2020 and 2019 was $530,591 and $86,119, respectively.

Income Taxes

We did not have any income taxes expense for the six months ended June 30, 2020 and 2019 since we incurred losses in the periods.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 28, 2020, the Company entered into and closed a Share Exchange Agreement (the “Share Exchange Agreement”) with the remaining shareholders of Cannavolve (the “Cannavolve Shareholders”). Pursuant to the Share Exchange Agreement, the Company acquired an aggregate of 7,656,441 shares of common stock of Cannavolve constituting the remaining 18.5% of the issued and outstanding shares of common stock of Cannavolve from the Cannavolve Shareholders in exchange for 159,627 shares of common stock of the Company, constituting 0.02% of the issued and outstanding shares of Common Stock of the Company (the “Share Exchange”). As a result of the Share Exchange, Cannavolve is a wholly owned operating subsidiary of the Company.

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

10.16

Share Exchange Agreement dated as of May 28, 2020 by and among Intelligent Buying Inc., and the shareholders of Jaguaring Company d/b/a Cannavolve Holdings. (Incorporated by reference to the Form 10-K Annual Report filed with the Securities and Exchange Commission on May 29, 2020).

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

INTELLIGENT BUYING, INC.
(Registrant)

Date: August 14, 2020	By:	/s/ George Furlan
George Furlan
Chief Executive Officer, President and Director (Principal Executive Officer)

Date: August 14, 2020	By:	/s/ George Furlan
George Furlan
Chief Financial Officer (Principal Financial and Accounting Officer)