Form 10-Q
period 2020-09-30
Intelligent Buying, Inc.
filed 2020-11-23
CIK 1358633

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of November 23, 2020, 7,254,588 shares of common stock, par value $0.001 per share, were issued and outstanding.

INTELLIGENT BUYING, INC.

FORM 10-Q

September 30, 2020

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

ii

PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements.

INTELLIGENT BUYING, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2020	December 31, 2019
ASSETS
CURRENT ASSETS
Cash	$1,834	$9,024
Accounts Receivables	67,500	-
Loan Receivable	-	17,611
Investment	10,000	-
Advances to Supplier	134,874	123,000
Inventory	27,560	-
TOTAL CURRENT ASSETS	241,768	149,635

FIXED ASSETS (net of Depreciation)	38,058	2,546
OTHER ASSETS
Deposit	12,043	12,043
TOTAL ASSETS	$291,869	$164,224

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$119,892	$147,468
Loan payable – related party	220,805	240,803
Loan Payable – other	256,500	-
TOTAL CURRENT LIABILITIES	597,197	388,271
STOCKHOLDERS’ DEFICIENCY
Preferred Stock – Par Value of $0.001; 25,000,000 shares authorized; 1,000.000 and 0 shares issued and outstanding as of September 30, 2020 and December 31, 2019	1,000	-
Common Stock - Par Value of $0.001; 50,000,000 shares authorized; 7,254,588 and 7,975,003 shares issued and outstanding as of September 30, 2020 and December 31, 2019	7,254	7,975
Additional paid-in capital	1,376,884	905,604
Accumulated deficit	(1,690,466)	(1,137,626)
TOTAL STOCKHOLDERS’ DEFICIENCY	(305,328)	(224,047)
TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIENCY	$291,869	$164,224

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INTELLIGENT BUYING, INC. AND SUBSIDIARIES

UNAUDITED STATEMENTS OF OPERATIONS

	Three months ended September 30		Nine months ended September 30
	2020	2019	2020	2019

REVENUES:	$166	$-	$19,219	$
TOTAL REVENUES	-	-

Cost of sales	-	-	9,509

Gross Profit	166	-	9,710		-

Operating Expenses
Advertising and Marketing	-		32,162
Selling Expenses	-		22,020
General and Administrative	5,323	5,690	134,544		19,459
Legal and Professional	11,400	7,000	289,711		32,758
Office rent	-		16,351
Management Fees	5,692	31,479	100,140		78,071
Product development cost			26,200

TOTAL OPERATING EXPENSES	22,415	44,169	621,128		130,288

LOSS FROM OPERATIONS	(22,249)	(44,169)	(611,418)		(130,288)

INCOME TAX PROVISION		-
Other Income (Expenses)			58,578
NET LOSS	$(22,249)	$(44,169)	$(552,840)		$(130,288)

NET LOSS PER COMMON SHARE – BASIC AND DILUTED	$(0.003)	$(0.006)	(0.077)		$(0.018)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	7,154,602	7,256,600	7,154,602		7,256,600

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INTELLIGENT BUYING, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY

For the Nine Months Ended September 30, 2020

	Common Stock		Preferred Stock			Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount		Capital	Deficit	Total
Balance December 31, 2019	7,975,003	$7,975		$		$905,604	$(1,137,626)	$(224,047)
Common stock issued
Share exchange	702,111	702	1,000,000		1,000	125,693		127,395
Issuance of common stock	2,532,200	2,532				397,468		400,000
Common stock cancelled	(4,114,353)	(4,114)				4,114		(0)
Net loss for three months period							(362,673)	(362,673)
Balances March 31, 2020	7,094,961	7,095	1,000,000		1,000	1,432,879	(1,500,299)	(59,325)

Common stock issued	159,627	159						159
Adjustment to paid in capital						(55,995)		(55,995)
Net loss for three months period							(167,918)	(167,918)

Balances June 30, 2020	7,254,588	7,254	1,000,000		1,000	1,376,884	(1,668,217)	(283,079)
Net loss for the three months period							(22,249)	(22,249)
Balances September 30, 2020	7,254,588	7,254	1,000,000		$1,000	1,376,884	(1,690,466)	(305,328)

Balance - December 31, 2018	7,256,600	7,257			-	759,761	(885,183)	(118,165)
Common stock issued
Net loss for three months ending March 31							(49,497)	(49,497)
Balances March 31, 2019	7,256,600	$7,257	-		-	$759,761	(934,680)	$(167,662)

Common stock issued
Net loss for three months June 30, 2019							(36,622)	(36,622)
Balances June 30, 2019	7,256,600	$7,257	-		$-	$759,761	$(971,302)	$(204,284)
Net Loss for three months September 30, 2019							(44,169)	(44,169)
	7,256,600	$7,257	-		-	$759,761	$(1,015,471)	$(248,453)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INTELLIGENT BUYING, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months ended
	September 30,
	2020		2019
OPERATING ACTIVITIES:
Net loss		$(552,840)		$(130,288)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation Expenses		3,765		255
Changes in operating assets and liabilities:
Accounts Receivables		(67,500)
Inventory		(27,560)
Loans receivables		7,611		(17,611)
Advances to supplier		(11,874)
Accounts payable and accrued expenses		(27,576)		67,571
NET CASH USED IN OPERATING ACTIVITIES		(675,974)		(80,073)
INVESTMENT ACTIVITIES:
Purchase of office equipments		(39,277)		(3,056)
Deposit
NET CASH USED IN INVESTMENT ACTIVITIES		(39,277)		(3,056)
FINANCING ACTIVITIES:
Proceeds (Payment) of loan payable – other		(19,999)		30,000
Proceeds from short term loan		256,500		-
Net proceeds from issuance of common stock		471,560
NET CASH PROVIDED BY FINANCING ACTIVITIES		708,061		30,000
INCREASE (DECREASE) IN CASH		(7,190)		(53,129)

CASH-BEGINNING OF PERIOD		9,024		53,129
CASH-END OF PERIOD		$1,834		$-
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$			$-
Taxes	$		$

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INTELLIGENT BUYING, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

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

On July 14, 2020, shareholders holding a majority of the Company’s outstanding voting stock voted in favor of the following corporate matters (the “Corporate Matters”) which relate to the approval to authorize (1) the amendment to the Company’s Restated Articles of Incorporation to effect a forward stock split of all of the outstanding shares of common stock of the Company at a ratio of seven for one (7:1) (the “Forward Split”), which such Forward Split will not impact the Company’s authorized shares of Common Stock, (2) the amendment to the Company’s Restated Articles of Incorporation to increase in the number of authorized shares of the Company’s Common Stock from 50,000,000 to 500,000,000 shares of common stock, (3) the amendment to the Company’s Restated Articles of Incorporation to effect a change of the Company’s name from Intelligent Buying, Inc. to Sentient Brands Holdings, Inc., and (4) changing the Company’s corporate domicile from California to Nevada. The Corporate Matters are not yet effective.

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

Ouevre

Oeuvre - ”A Body of Art” – with a planned launch in Fall 2020, is intended to be a next generation CBD luxury skin care line and lifestyle brand. Planned product offerings under this line include

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

As reflected in the accompanying unaudited consolidated financial statements, the Company had an accumulated deficit of $1,690,466 at September 30, 2020 and had a net loss and net cash flow used in operating activities of $552,840 and $675,974 for the nine months ended September 30, 2020, respectively. The Company has a limited operating history and its continued growth is dependent upon the continuation of selling its products; hence generating revenues and obtaining additional financing to fund future obligations and pay liabilities arising from normal business operations. In addition, the current cash balance cannot be projected to cover the operating expenses for the next twelve months from the release date of this report.  These matters raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital, implement its business plan, and generate significant revenues. There are no assurances that the Company will be successful in its efforts to generate significant revenues, maintain sufficient cash balance or report profitable operations or to continue as a going concern. The Company plans on raising capital through the sale of equity or debt instruments to implement its business plan. However, there is no assurance these plans will be realized and that any additional financings will be available to the Company on satisfactory terms and conditions, if any.

The accompanying unaudited condensed consolidated financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES

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

Revenue Recognition

During the nine months ended September 30, 2020 our revenue recognition policy was in accordance with ASC 605, “Revenue Recognition”, which requires the recognition of sales when there is evidence of a sales agreement, the delivery of goods has occurred, the sales price is fixed or determined and the collectability of revenue is reasonably assured.

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

During the nine months ended September 30, 2020 and the year ended December 31, 2019, there were no stock based awards issued or outstanding.

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

The provision for Federal income tax consists of the following September 30, 2020 and 2019:

Federal income tax attributable to:	September 30, 2020	September 30, 2019
Current operations	$115,832	$27,360
Less: Valuation allowance	(115,832)	(27,360)
Net provision for Federal income tax	-	-

The cumulative tax effect at the expected rate of 21% of significant items comprising our net deferred tax amount is as follows:

Deferred tax assets attributable to:	September 30, 2020	December 31, 2019
Net operating loss carry over	$354,730	$238,900
Less: Valuation allowance	(354,730)	(238,900)
Net deferred tax assets	-	-

NOTE 4 - ADVANCES TO SUPPLIER

Advances to supplier consist of single vendor where the company have placed an order of branded CBD products worth $308,030 on the November 11, 2019. As of September 30, 2020 the balance represents 60% of the total value of the order committed.

NOTE 5 - LOAN PAYABLE- OTHER

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

NOTE 6 - COMMITMENTS AND CONTINGENCIES

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

NOTE 7 - PREFERRED STOCK

The Company is authorized to issue 25,000,000 shares of Preferred Stock, par value $.001 per share. As of September 30, 2020, 1,000,000 shares of Series B Preferred Stock were issued and outstanding.

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

NOTE 8 - SUBSEQUENT EVENTS

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition of Intelligent Buying, Inc. for the nine months ended September 30, 2020 and 2019 should be read in conjunction with the Intelligent Buying, Inc. unaudited condensed consolidated financial statements and the notes thereto contained elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors, Special Note Regarding Forward-Looking Statements and Business sections in our Form 10-K as filed with the Securities and Exchange Commission on May 29, 2020. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements  .

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

Ouevre

Oeuvre - ”A Body of Art” – with a planned launch in Fall 2020, is intended to be a next generation CBD luxury skin care line and lifestyle brand. Planned product offerings under this line include

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

RESULTS OF OPERATIONS

Comparison of Results of Operations for the Nine months Ended September 30, 2020 and 2019

Revenue

We acquired Cannavolve on February 14, 2020 where we consolidated our financial statements since then. The Company provides advisory and operational services to hemp and ancillary cannabis companies, serving as a full-service business accelerator working with startups and emerging brands nationwide. The Company accelerates customer’s businesses through a proven model of funding; operations; product launches; and ongoing sales, marketing, and expansion into new markets. Each customer arrangement is unique and revenue is recognized, both over time and at a point in time, depending upon the performance obligations stated in the contract. During the nine months ending September 30, 2020 total revenues reported was $19,219, have no revenues for the nine months period ending September 30, 2019.

Cost of Revenue

Cost of revenue includes the cost of internal labor and related benefits, travel expenses related to consulting services, subcontractor costs, other related consulting costs, and other overhead costs. During the nine months ending September 30, 2020 the cost of revenue was $9,509.

Gross Margin

Gross Profit for the nine months ending September 30, 2020 is $9,710 or 51% of total revenues. We expect to keep our gross profit at about 40% in the next quarter.

Operating Expenses

For the nine months ended September 30, 2020 and 2019, operating expenses consisted of the following:

	Nine months ended September 30,
	2020	2019
Advertising and Marketing	$32,162	$
Selling Expenses	22,020
General and Administrative	134,544		19,459
Legal and Professional	231,133		32,758
Office rent	16,351
Management Fees	158,718		78,071
Product development cost	26,200
TOTAL OPERATING EXPENSES	$621,128		$130,288

●	Our advertising and marketing mainly include consulting fees for branding, social media and creation of marketing materials for our brand.
●	Selling expense mainly includes our marketing and sales staff’s salaries and related benefits, and travel and entertainment costs incurred by our sales department.
●	Legal and professional fees primarily consisted of accounting fees, legal service fees, consulting fees, investor relations service charges and other fees incurred for service related to becoming and being a public company. For nine months ended September 30, 2020, professional fees increase over the same period in 2019 as mainly attributable to an increase in fees of approximately $70,000 incurred for services performed by our marketing consultant, and an increase in legal services fees of approximately $36,000. We expect professional fees to increase as we incur significant costs associated with our public company reporting requirements, and costs associated with newly applicable corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002 and other rules implemented by the Securities and Exchange Commission.
●	Office rent are monthly lease payments for our principal executive offices in New York.
●	Our management fees comprise mainly of salaries paid our management staff. The nine months period ending September 30, 2020 the increase in management fee mainly attributable to the salaries of our Chief Financial Officer and directors approximately $60,000.
●	Product development cost includes packaging supplies and materials, design and marketing consultants approximately $26,200 for the nine months period ending September 30, 2020, there were no product development cost incurred for the nine months period ending September 30, 2019.

Loss from Operations

The Company’s net loss for the nine-month period ended September 30, 2020 and 2019 was $552,840 and $130,288, respectively.

Income Taxes

We did not have any income taxes expense for the nine months ended September 30, 2020 and 2019 since we incurred losses in the periods.

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

 ** XBRL to be filed by amendment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

INTELLIGENT BUYING, INC.
(Registrant)

Date: November 23, 2020	By:	/s/ George Furlan
George Furlan
Chief Executive Officer, President and Director (Principal Executive Officer)

Date: November 23, 2020	By:	/s/ George Furlan
George Furlan
Chief Financial Officer (Principal Financial and Accounting Officer)