Form 10-Q/A
period 2020-09-30
Intelligent Buying, Inc.
filed 2020-12-01
CIK 1358633

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

Explanatory Note

This amendment is being file to furnish the xbrl exhibits, no other changes were made.

INTELLIGENT BUYING, INC.

FORM 10-Q/A

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

INTELLIGENT BUYING, INC.
(Registrant)

Date: November 24, 2020	By:	/s/ George Furlan
George Furlan
Chief Executive Officer, President and Director (Principal Executive Officer)

Date: November 24, 2020	By:	/s/ George Furlan
George Furlan
Chief Financial Officer (Principal Financial and Accounting Officer)