Form 10-K
period 2020-12-31
SENTIENT BRANDS HOLDINGS INC.
filed 2021-04-15
CIK 1358633

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2020

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from__________________ to _______________________.

Commission File Number 001-34861

SENTIENT BRANDS HOLDINGS INC.

(Exact name of registrant as specified in its charter)

Nevada	20-0956471
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

555 Madison Avenue, 5th Floor

New York, New York 10022

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or emerging growth company.   See the definition of  “large accelerated filer,” “accelerated filer”,  “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.   (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller Reporting Company ☒
Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

As of June 30, 2020, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the issued and outstanding common stock held by non-affiliates of the registrant, based upon the closing price of the common stock as traded on OTC Markets of $0.00 was approximately $0. For purposes of the above statement only, all directors, executive officers and 10% shareholders are assumed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

As of April 14, 2021, there were 50,782,116 shares of common stock, par value $0.001 per share, outstanding.

Documents incorporated by reference: NONE

SENTIENT BRANDS HOLDINGS INC.

FORM 10-K ANNUAL REPORT

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

Unless otherwise indicated, references to “we”, “us”, “our”, “Company”, “Sentient Brands”, and “SNBH” mean Sentient Brands Holdings Inc. and its subsidiaries, and references to “fiscal” mean the Company’s fiscal year ended December 31. References to the “parent company” mean Sentient Brands Holdings Inc.

ITEM 1.   BUSINESS

General

Unless the context otherwise requires, in this report, the terms "Sentient Brands", "Company", "INTB", "we", or "our" refers to Sentient Brands Holdings Inc., a Nevada corporation. The Company's principal office is located at 555 Madison Avenue, 5th Floor, New York, New York 10022. The Company's telephone number is (646) 202-2897. The Company's website is https://www.sentientbrands.com/. The Company reports its operations using a fiscal year ending December 31, and the operations reported on this Form 10-K are presented on a consolidated basis.

The Company files Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, registration statements and other items with the Securities and Exchange Commission (“SEC”). In this Annual Report on Form 10-K, the language “this fiscal year” or “current fiscal year” refers to the 12-month period ended December 31, 2020.

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

Overview

Sentient Brands is a next-level product development and brand management company with a focus on building innovative brands in the Luxury and Premium Market space. The Company has a Direct-to Consumer business model focusing on the integration of CBD, wellness and beauty for conscious consumers. The Company incorporates an omnichannel approach in its marketing strategies to ensure that its products are accessible across both digital and retail channels. The Company develops and nurtures Lifestyle Brands with carefully thought-out ingredients, packaging, fragrance and design. Sentient Brands’ leadership team has extensive experience in building world-class brands such as Hugo Boss, Victoria’s Secret, Versace, and Bath & Body Works. The Company is focused on two key market segments targeting: wellness and responsible luxury, which the Company believes represent unique opportunities for its Oeuvre product line. Sentient Brands intends to leverage its in-house innovation capabilities to launch new products that “disrupt” adjacent product categories. We plan to grow by leveraging our deep connections within our existing network and attract consumers through increased brand awareness and investing in unique social media marketing. The Company’s goal is to create customer experiences that have sustainable resonance with consumers and consistently implement strategies that result in long-term profit growth for our investors.

Principal Products and Services

The Company currently has one main product line and two in development. The Company’s current active product line is Oeuvre.

Ouevre

Oeuvre - “A Body of Art” – is the next product line we plan to launch in Spring 2021 and is intended to be a next generation CBD luxury skin care line and lifestyle brand. Planned product offerings under this line include:

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

Ouevre Target Market

Ouevre is planned to be our luxury segment product line. With Ouevre, we are targeting a large and influential consumer class of individuals that are “HENRYs” – High-Earners-Not-Rich-Yet. They have discretionary income and are highly likely to be wealthy in the future. HENRYs earn between $100,000 and $250,000 annually. They are digitally fluent, love online shopping online, and are big discretionary spenders. Therefore, ouvreskincare.com offers inclusive, aspirationally affordable luxury products positioned for them.

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

On social media, we will target the following audiences for the Ouevre brand:

●	Women aged 30+
●	Luxury Skincare Enthusiasts
●	CBD Enthusiasts
●	Crystal Lovers
●	Wellness Audience
●	Makeup Artists
●	Art
●	Beauty
●	Influencers
●	Bloggers
●	Stores

Future Product Lines

The Company has two product lines planned for introduction by the end of 2021:

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

Suppliers

The Company has several third-party suppliers and is not reliant on any particular supplier for its product offerings. Many of our products contain CBD derived from industrial hemp or cannabis which we get from third parties. Hemp cultivation can be impacted by weather patterns and other natural events, but we have not faced any supply issues to date with obtaining raw materials for our products.

Distribution

We have two primary methods through which we sell our products:

1.	Direct to Consumer online e-commerce platform
2.	Wholesale partners

Marketing Strategy

We support brand launches with social media & marketing campaigns, including influencers. Leading marketing and PR firms were engaged by the Company to spearhead the launch of Oeuvre, and will likely be engaged for our future planned brand launches.

Sentient Brands Growth Strategies:

In order to grow our company, Sentient Brands intends to:

●	Create a leading consumer packaged goods company;
●	Partner with established distributers and retailers;
●	Focus on operational excellence and product quality; and
●	Establish ongoing communication with the capital markets

Sentient Brand’s mission is to create the next generation of CBD consumer brands. The Company believes it has assembled a highly accomplished team of branding and marketing professionals who have successfully launched and operated major brands in the consumer market space, which the Company believes will give it a competitive edge in the industry.

Customers

The Company plans to launch its Oeuvre product line in the second quarter of 2021. The Company’s sales channels will be direct to consumer and wholesale.

Intellectual Property

The Company’s Oeuvre brand is trademarked in the United States with a European trademark application pending. The Company expects to rely on trade secrets and proprietary know-how protection for our confidential and proprietary information, however we have not yet taken security measures to protect this information.

Competition

We have experienced, and expect to continue to experience, intense competition from a number of companies.

The current market for hemp-derived CBD products is highly competitive, consisting of publicly-trade and privately-owned companies, many of which are more adequately capitalized than the Company. The Company’s current publicly listed competitors include market leader Charlotte’s Web, CV Sciences, Elixinol, Abacus, and Green Growth Brands, and private companies such as BeBoe, St. Jane. Mary’s, Lord Jones, Bluebird Folium Biosciences, Global Cannabinoids, and Pure Kana. In addition, both public and private U.S. multi-state operators and Canadian LP’s have entered the hemp-derived CBD consumer market or have announced plans to do so. This market is highly fragmented, and according to the Hemp Business Journal, the vast majority of industry participants generate less than ~$2 million of annual revenue. We see this an opportunity to get a foothold in the CBD consumer marketplace and build our company as a major brand name in this space.

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

Recent Developments

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

Forward Stock Split / Increase of Authorized / Name Change / Migratory Merger

On December 9, 2020, the Company filed a Certificate of Amendment of Articles of Incorporation (the “Certificate”) with the State of California to (i) effect a forward stock split of its outstanding shares of common stock at a ratio of 7 for 1 (the “Forward Stock Split”), (ii) increase the number of authorized shares of common stock from 50,000,000 shares to 500,000,000 shares, and (iii) effectuate a name change (the "Name Change"). Fractional shares that resulted from the Forward Stock Split will be rounded up to the next highest number. As a result of the Name Change, the Company's name changed from "Intelligent Buying, Inc." to "Sentient Brands Holdings Inc.". The Certificate was approved by the majority of the Company's shareholders and by the Board of Directors of the Company. The effective date of the Forward Stock Split and the Name Change was March 2, 2021.

In connection with the above, the Company filed an Issuer Company-Related Action Notification Form with the Financial Industry Regulatory Authority. The Forward Stock Split and the Name Change was implemented by FINRA on March 2, 2021. Our symbol on OTC Markets was INTBD for 20 business days from March 2, 2021 (the “Notification Period”). Our new CUSIP number is 81728V 102. As a result of the name change, our symbol was changed to “SNBH” following the Notification Period.

In addition, on January 29, 2021, the Company, merged with and into its wholly owned subsidiary, Sentient Brands Holdings Inc., a Nevada corporation, pursuant to an Agreement and Plan of Merger between Sentient Brands Holdings Inc., a California corporation, and Sentient Brands Holdings Inc., a Nevada corporation. Sentient Brands Holdings Inc., a Nevada corporation, continued as the surviving entity of the migratory merger. Pursuant to the migratory merger, the Company changed its state of incorporation from California to Nevada and each share of its common stock converted into one share of common stock of the surviving entity in the migratory merger. No dissenters’ rights were exercised by any of the Company’s stockholders in connection with the migratory merger.

Following the consummation of the migratory merger, the articles of incorporation and bylaws of the Nevada corporation that was newly-created as a wholly owned subsidiary of the Company became the articles of incorporation and bylaws for the surviving entity in the migratory merger.

The foregoing information is a summary of each of the matters described above, is not complete, and is qualified in its entirety by reference to the full text of the exhibits, each of which is attached an exhibit to this Form 10-K Annual Report.  Readers should review those exhibits for a complete understanding of the terms and conditions associated with this matter.

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

Employees

We believe that our success depends upon our ability to attract, develop and retain key personnel. As of April 15, 2021, we employed 2 full-time employees. The Company otherwise currently relies on the services of independent contractors. None of our employees are covered by collective bargaining agreements, and management considers relations with our employees to be in good standing. Although we continually seek to add additional talent to our work force, management believes that it currently has sufficient human capital to operate its business successfully.

Our compensation programs are designed to align the compensation of our employees with our performance and to provide the proper incentives to attract, retain and motivate employees to achieve superior results. The structure of our compensation programs balances incentive earnings for both short-term and long-term performance.

The health and safety of our employees is our highest priority, and this is consistent with our operating philosophy. Since the onset of the COVID-19 pandemic, employees, including our specialized technical staff, are working from home or in a virtual environment unless they have a requirement to be in the office for short-term tasks and projects.

The primary mailing address for the Company is 555 Madison Avenue, 5th Floor, New York, New York 10022. The Company's telephone number is (646) 202-2897. The Company's website is https://www.sentientbrands.com/.

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

Company History

The Company was incorporated in the State of California on March 22, 2004. The Company was initially engaged in the business of asset management and sales of high-end computerized networking equipment to emerging high technology companies. Commencing in 2011, the Company began providing advertising services to promote products and services of third parties (primarily a related company, Anchorfree Wireless, Inc.) to the Company’s customer base. Under this business model, third parties paid the Company a fee to disseminate their advertising to the Company’s customer base. On February 9, 2015, the Company’s principal shareholders sold their shares of common stock to AMS Encino Investments, Inc., a California corporation controlled by Hector Guerrero, which resulted in a change of control of the Company. Following this change of control, in October 2016, management discontinued the Company’s operations.

On March 13, 2019, we entered into a Reorganization Agreement by and among Jaguaring Company, d/b/a Cannavolve (“Cannavolve”), a Washington corporation, and the shareholders of Cannavolve listed in the Reorganization Agreement, pursuant to which the Company agreed to acquire 100% of the issued and outstanding common stock of Cannavolve from these Cannavolve shareholders in exchange for up to 861,738 shares of common stock of the Company. On April 27, 2019, and again on January 2, 2020, the Reorganization Agreement was amended. The Reorganization Agreement and its subsequent amendments are referred to herein collectively as the “Reorganization Agreement.” On February 12, 2020, the parties to the Reorganization Agreement entered into a termination agreement (the “Termination Agreement”) pursuant to which the Reorganization Agreement was terminated by mutual consent of the parties in accordance with the terms of the Reorganization Agreement. The parties decided to terminate the Reorganization Agreement in order to restructure the planned acquisition by the Company of Cannavolve. The foregoing description of the Termination Agreement does not purport to be complete and is qualified in its entirety by reference to the Termination Agreement, a copy of which is filed as Exhibit 2.5 to this Annual Report on Form 10-K (this “Report”) and which is incorporated herein by reference.

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

The foregoing description of the Share Exchange Agreement does not purport to be complete and is qualified in its entirety by reference to the Agreement, a copy of which is filed as an Exhibit to this Form 10-K Annual Report. Readers should review those exhibits for a complete understanding of the terms and conditions associated with this matter.

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

Risks Related to Our Business and Industry

We are an early-stage company with very limited operating history. Such limited operating history may not provide an adequate basis to judge our future prospects and results of operations.

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

We have a history of losses and may have to further reduce our costs by curtailing future operations to continue as a business.

Historically we have had operating losses and our cash flow has been inadequate to support our ongoing operations. For the year ended December 31, 2020, we had a net loss of $795,006, and as of December 31, 2020, we had an accumulated deficit of $1,376,884. Our ability to fund our capital requirements out of our available cash and cash generated from our operations depends on a number of factors, including our ability to gain market acceptance of our products and continue growing our existing operations. If we cannot generate positive cash flow from operations, we will have to reduce our costs and try to raise working capital from other sources. These measures could materially and adversely affect our ability to execute our operations and expand our business.

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

We are attempting launch new CBD product brands into the marketplace. The CBD products market is relatively new, and therefore potentially more risky than other, more established product categories. Further, we are attempting to launch new product lines containing CBD products, rather than rely on brands that we have currently launched. Launching new products into new markets is risky and requires extensive marketing and business expertise. There can be no assurances we will have the capital, personnel resources, or expertise to be successful in launching these new business efforts.

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

We expect that we will pursue acquisitions of other businesses, assets or technologies to grow our business. We may fail to identify attractive acquisition candidates, or we may be unable to reach acceptable terms for future acquisitions. We might not be able to raise enough cash to compete for attractive acquisition targets. If we are unable to complete acquisitions in the future, our ability to grow our business at our anticipated rate will be impaired. We may pay for acquisitions by issuing additional shares of our Common Stock, which would dilute our stockholders, or by issuing debt, which could include terms that restrict our ability to operate our business or pursue other opportunities and subject us to meaningful debt service obligations. We may also use significant amounts of cash to complete acquisitions. To the extent that we complete acquisitions in the future, we likely will incur future depreciation and amortization expenses associated with the acquired assets. We may also record significant amounts of intangible assets, including goodwill, which could become impaired in the future. Acquisitions involve numerous other risks, including:

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

As noted in our audited financials for the years ended December 31, 2020 and 2019, we’ve sustained recurring operating losses and our accumulated deficit raises substantial doubt about our ability to continue as a going concern. We may not have enough funds to sustain the business until it becomes profitable. Even if we obtain financing, we may not accurately anticipate how quickly we may use the funds and whether these funds are sufficient to bring the business to profitability.

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

Due to the economic hardships presented by the COVID-19 pandemic, we obtained a loan from the Paycheck Protection Program (“PPP Loan”) from the U.S. Small Business Administration (“SBA”) pursuant to the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). We may not be entitled to forgiveness under the PPP Loan which would negatively impact our cash flow, and our application for the PPP Loan could damage our reputation.

On April 18, 2020, the Company received the proceeds of a loan from a banking institution, in the principal amount of $231,500 (the “Loan”), pursuant to the Paycheck Protection Program (the “PPP”) under Division A, Title I of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which was enacted on March 27, 2020. The Loan, which was in the form of a Note dated April 18, 2020, matures on April 18, 2022 and bears interest at a fixed rate of 1.00% per annum, payable monthly to KeyBank National Association, as the lender, commencing on November 18, 2020.

Under the terms of the CARES Act, as amended by the Paycheck Protection Program Flexibility Act of 2020, the Company is eligible to apply for and receive forgiveness for all or a portion of their respective PPP Loan. Such forgiveness will be determined, subject to limitations, based on the use of the Loan proceeds for certain permissible purposes as set forth in the PPP, including, but not limited to, payroll costs (as defined under the PPP) and mortgage interest, rent or utility costs (collectively, “Qualifying Expenses”) incurred during the 24 weeks subsequent to funding, and on the maintenance of employee and compensation levels, as defined, following the funding of the PPP Loan. The Company used the proceeds of the PPP Loan for Qualifying Expenses. However, no assurance is provided that the Company will be able to obtain forgiveness of the PPP Loan in whole or in part. Any amounts that are not forgiven incur interest at 1.0% per annum and monthly repayments of principal and interest are deferred for six months after the date of disbursement. While the PPP Loan currently has a two-year maturity, the amended law permits the borrower to request a five-year maturity from its lender. The Company has applied for forgiveness for the full amount and is waiting for the approval from the bank and the SBA. It is possible that the loan may not be forgiven in full, which could have a negative impact on the Company’s cash flow.

In order to apply for the PPP Loan, we were required to certify, among other things, that the current economic uncertainty made the PPP Loan request necessary to support our ongoing operations. We made this certification in good faith after analyzing, among other things, our financial situation and access to alternative forms of capital, and believe that we satisfied all eligibility criteria for the PPP Loan, and that our receipt of the PPP Loan was consistent with the broad objectives of the CARES Act. At the time that we had made such certification, we could not predict with any certainty whether we would be able to obtain the necessary financing to support our operations. The certification described above that we were required to provide in connection with our application for the PPP Loan did not contain any objective criteria and was subject to interpretation. However, on April 23, 2020, the SBA issued guidance stating that it is unlikely that a public company with substantial market value and access to capital markets will be able to make the required certification in good faith. The lack of clarity regarding loan eligibility under the CARES Act has resulted in significant media coverage and controversy with respect to public companies applying for and receiving loans. If, despite our good-faith belief that we satisfied all eligible requirements for the PPP Loan, we are later determined to have violated any of the laws or governmental regulations that apply to us in connection with the PPP Loan, such as the False Claims Act, or it is otherwise determined that we were ineligible to receive the PPP Loan, we may be subject to penalties, including significant civil, criminal and administrative penalties, and could be required to repay the PPP Loan in its entirety. In addition, our receipt of the PPP Loan may result in adverse publicity and damage to our reputation, and a review or audit by the SBA or other government entity or claims under the False Claims Act could consume significant financial and management resources.

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

Currently there is no public trading marketing for our Common Stock and there can be no assurance that one will ever develop. In 2010, the Company’s Common Stock was approved by FINRA to trade on the OTCBB under the symbol “INTB” on an unpriced basis. There has never been a two-sided quotation for the stock and it has yet to trade. The Company’s Common Stock is currently quoted on the Pink Tier of the OTC Marketplace under the symbol of “INTB.” The OTC Market is a computer network that provides information on current “bids” and “asks”, as well as volume information. As of the date hereof, no trading market has developed for our Common Stock. Market liquidity will depend on the perception of our operating business and any steps that our management might take to bring us to the awareness of investors. There can be no assurance given that there will be any awareness generated. Consequently, investors may not be able to liquidate their investment or liquidate it at a price that reflects the value of the business. As a result, holders of our securities may not find purchasers for our securities should they seek to sell securities held by them. Consequently, our securities should be purchased only by investors having no need for liquidity in their investment and who can hold our securities for an indefinite period of time. Transfer of our Common Stock may also be restricted under the securities or Blue-Sky laws of various states and foreign jurisdictions. Consequently, investors may not be able to liquidate their investments and should be prepared to hold the Common Stock for an indefinite period of time.

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

In 2010, the Company’s Common Stock was approved by FINRA to trade on the OTCBB under the symbol “INTB” on an unpriced basis. There has never been a two-sided quotation for the stock, and it has yet to trade. On December 9, 2020, the Company filed a Certificate of Amendment of Articles of Incorporation (the “Certificate”) with the State of California to (i) effect a forward stock split of its outstanding shares of common stock at a ratio of 7 for 1 (the “Forward Stock Split”), (ii) increase the number of authorized shares of common stock from 50,000,000 shares to 500,000,000 shares, and (iii) effectuate a name change (the "Name Change"). As a result of the Name Change, the Company's name changed from "Intelligent Buying, Inc." to "Sentient Brands Holdings Inc.". The Certificate was approved by the majority of the Company's shareholders and by the Board of Directors of the Company. The effective date of the Forward Stock Split and the Name Change was March 2, 2021. In connection with the above, the Company filed an Issuer Company-Related Action Notification Form with the Financial Industry Regulatory Authority. The Forward Stock Split and the Name Change was implemented by FINRA on March 2, 2021. As a result of the name change, our symbol was changed to “SNBH”.

The Company’s Common Stock is currently quoted on the Pink tier of OTC Markets under the symbol of “SNBH”. OTC Markets is a computer network that provides information on current “bids” and “asks”, as well as volume information. As of the date hereof, no active trading market has developed for our Common Stock. Securities traded on OTC Markets are usually thinly traded, highly volatile, have fewer market makers and are not followed by analysts. The SEC’s order handling rules, which apply to NASDAQ-listed securities, do not apply to securities quoted on OTC Markets. Quotes for stocks included on OTC Markets are not listed in newspapers and are often unavailable at many of the online websites which publish stock quotes. Therefore, prices for securities traded solely on OTC Markets may be difficult to obtain and holders of our securities may be unable to resell their securities at or near their original acquisition price, or at any price.

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

While we believe that as a result of the Closing of the Reorganization, the Company ceased to be a shell company, the SEC and others whose approval is required in order for shares to be sold under Rule 144 might take a different view.

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

Fiduciaries investing the assets of a trust or pension or profit-sharing plan must carefully assess an investment in our Company to ensure compliance with ERISA.

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

The stock market from time to time has experienced extreme price and volume fluctuations, which have particularly affected the market prices for emerging growth companies, and which often have been unrelated to the operating performance of the companies. These broad market fluctuations may adversely affect the market price of our stock, if a trading market for our stock ever develops. If our shareholders sell substantial amounts of their stock in the public market, the price of our stock could fall. These sales also might make it more difficult for us to sell equity, or equity-related securities, in the future at a price we deem appropriate.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Our principal offices are located at 555 Madison Ave.,5th Floor, New York, New York 10022., It is a virtual office with the flexibility of using office space on an as need basis. We pay $89.00 per month and our agreement is month to month. All of our employees, including our specialized technical staff, are currently working from home or in a virtual environment. The Company always maintains the ability for team members to work virtual and we will continue to stay virtual, until the State and or the Federal government indicate the environment is safe to return to work.

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

PART II

ITEM  5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company’s common stock is traded on OTC Markets under the stock symbol “SNBH”. There has been no active trading and no high or low bid prices.

Holders of our Common Stock

As April 14, 2021, there were approximately 136 stockholders of record of our common stock, and 50,782,116 shares of common stock outstanding. This number does not include shares held by brokerage clearing houses, depositories or others in unregistered form. The stock transfer agent for our securities is Vstock Transfer, LLC, 18 Lafayette Place, Woodmere, NY 11598.

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

On December 26, 2019, the Company and George Furlan entered into a Restricted Stock Agreement (the "Furlan RSPA") pursuant to the Employment Agreement entered into between the Company and George Furlan on even date with the Furlan RSPA. Pursuant to the Furlan RSPA, George Furlan purchased 718,403 shares of the Company's Common Stock at $0.01186 per share for an aggregate purchase price of $8,520.26, in accordance with a vesting schedule. The shares vested as to 239,467 shares on December 26, 2019, and the remaining 478,936 shares vest in 12 equal quarterly installments of 39,911 shares on the last day of each fiscal quarter. Any non-vested shares are being held in escrow by the Company in accordance with the terms of the Furlan RSPA.

On January 8, 2020, the Company and James Mansour entered into a Restricted Stock Agreement (the "Mansour RSPA") pursuant to the Executive Consulting Agreement entered into between the Company and James Mansour on even date with the Mansour RSPA. Pursuant to the Mansour RSPA, James Mansour purchased 718,403 shares of the Company's Common Stock at $0.01186 per share for an aggregate purchase price of $8,520.26, in accordance with a vesting schedule. The shares vested as to 359,201 shares on January 8, 2020, and the remaining 359,202 shares vest in 12 equal quarterly installments of 29,933 shares on the last day of each fiscal quarter. Any non-vested shares are being held in escrow by the Company in accordance with the terms of the Mansour RSPA.

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

On December 2, 2020, the Company entered into and closed a Securities Purchase Agreement with an accredited investor pursuant to which the accredited investor invested $50,000 (the "Offering") into the Company in consideration of a promissory note (the "Note") and a common stock purchase warrant (the "Warrant") to acquire 400,000 shares of common stock. The Warrant is exercisable for a period of five years at an exercise price of $0.10. The Note bears interest of 10% and is payable nine (9) months from the date of issuance. The Note is secured by a pledge of 1,000,000 issued and outstanding shares of Series B Preferred Stock of the Company held by the Company's preferred shareholder, Principal Holdings, LLC ("Principal Holdings"), pursuant to a stock pledge agreement entered into between the accredited investor and Principal Holdings. Prior to the maturity date of the Note, the accredited investor may elect to convert the interest accrued on the Note into shares of common stock of the Company at a conversion rate of $0.20 per share (the "Interest Conversion Price"), provided, however, that upon the closing of the next financing following the closing of the Offering in which the Company sells shares of common stock or securities that are convertible into shares of common stock in excess of $1,000,000 (the "Subsequent Financing"), the Interest Conversion Price will be adjusted to equal such price per share or conversion price utilized in such Subsequent Financing, provided, however, that in no event will the Interest Conversion Price be increased and such adjustment to the Interest Conversion Price will be a one-time event.

On December 3, 2020, the Company entered into and closed a Securities Purchase Agreement with an accredited investor pursuant to which the accredited investor invested $50,000 into the Company in consideration of a convertible debenture (the “Debenture”) and a common stock purchase warrant (the "Warrant") to acquire 400,000 shares of common stock. The Warrant is exercisable for a period of five years at an exercise price of $0.10. The Debenture bears interest of 10% and is payable on the earlier of the Company closing a financing in excess of $1,000,000 or nine (9) months from the date of issuance. The Debenture is convertible into shares of common stock at the price per share equal to 120% of the market price of the Company’s listed common stock on the date of such conversion (the “Conversion Price”). In the event the Debenture is not paid in full by the maturity date, then the Company shall be obligated to issues shares of common stock to the accredited investor as liquidated damages in the amount equal to the principal and interest outstanding under the Debenture multiplied by $0.25 per month, which such product will be divided by the Conversion Price then in place. Such liquidated damages will be paid on a monthly basis until the Debenture is paid in full. The accredited investor has agreed to restrict his ability to convert the Debenture or exercise his Warrant and receive shares of common stock such that the number of shares of common stock held by him after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock.

As of the date hereof, the Company is obligated on the above securities (collectively, the “Securities”) in the aggregate principal amount of $100,000 in connection with the above offerings. The Securities are debt obligations arising other than in the ordinary course of business, which constitute direct financial obligations of the Company.

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

The foregoing information is a summary of each of the agreements involved in the transactions described above, is not complete, and is qualified in its entirety by reference to the full text of those agreements, each of which is attached an exhibit to this Annual Report on Form 10-K. Readers should review those agreements for a complete understanding of the terms and conditions associated with this transaction.

Issuer Purchases of Equity Securities

Except for the February 14, 2020 Agreement and Plan of Reorganization pursuant to which Bagel Hole Inc. returned to the Company for cancelation an aggregate of 4,114,352 shares of common stock, the Company has not repurchased its securities during the year ended December 31, 2020.

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

Unless otherwise indicated, references to the “Company,” “us” or “we” refer to Sentient Brands Holdings Inc. and its subsidiaries.

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

Overview

Sentient Brands is a next-level product development and brand management company with a focus on building innovative brands in the Luxury and Premium Market space. The Company has a Direct-to Consumer business model focusing on the integration of CBD, wellness and beauty for conscious consumers. The Company incorporates an omnichannel approach in its marketing strategies to ensure that its products are accessible across both digital and retail channels. The Company develops and nurtures Lifestyle Brands with carefully thought-out ingredients, packaging, fragrance and design. Sentient Brands’ leadership team has extensive experience in building world-class brands such as Hugo Boss, Victoria’s Secret, Versace, and Bath & Body Works. The Company is focused on two key market segments targeting: wellness and responsible luxury, which the Company believes represent unique opportunities for its Oeuvre product line. Sentient Brands intends to leverage its in-house innovation capabilities to launch new products that “disrupt” adjacent product categories. We plan to grow by leveraging our deep connections within our existing network and attract consumers through increased brand awareness and investing in unique social media marketing. The Company’s goal is to create customer experiences that have sustainable resonance with consumers and consistently implement strategies that result in long-term profit growth for our investors.

Principal Products and Services

The Company currently has one main product line and two in development. The Company’s current active product line is Oeuvre.

Ouevre

Oeuvre - “A Body of Art” – is the next product line we plan to launch in Spring 2021 and is intended to be a next generation CBD luxury skin care line and lifestyle brand. Planned product offerings under this line include:

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

Ouevre Target Market

Ouevre is planned to be our luxury segment product line. With Ouevre, we are targeting a large and influential consumer class of individuals that are “HENRYs” – High-Earners-Not-Rich-Yet. They have discretionary income and are highly likely to be wealthy in the future. HENRYs earn between $100,000 and $250,000 annually. They are digitally fluent, love online shopping online, and are big discretionary spenders. Therefore, ouvreskincare.com offers inclusive, aspirationally affordable luxury products positioned for them.

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

On social media, we will target the following audiences for the Ouevre brand:

●	Women aged 30+
●	Luxury Skincare Enthusiasts
●	CBD Enthusiasts
●	Crystal Lovers
●	Wellness Audience
●	Makeup Artists
●	Art
●	Beauty
●	Influencers
●	Bloggers
●	Stores

Future Product Lines

The Company has two product lines planned for introduction by the end of 2021:

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

Suppliers

The Company has several third-party suppliers and is not reliant on any particular supplier for its product offerings. Many of our products contain CBD derived from industrial hemp or cannabis which we get from third parties. Hemp cultivation can be impacted by weather patterns and other natural events, but we have not faced any supply issues to date with obtaining raw materials for our products.

Distribution

We have two primary methods through which we sell our products:

1.	Direct to Consumer online e-commerce platform
2.	Wholesale partners

Marketing Strategy

We support brand launches with social media & marketing campaigns, including influencers. Leading marketing and PR firms were engaged by the Company to spearhead the launch of Oeuvre, and will likely be engaged for our future planned brand launches.

Sentient Brands Growth Strategies:

In order to grow our company, Sentient Brands intends to:

●	Create a leading consumer packaged goods company;
●	Partner with established distributers and retailers;
●	Focus on operational excellence and product quality; and
●	Establish ongoing communication with the capital markets

Sentient Brand’s mission is to create the next generation of CBD consumer brands. The Company believes it has assembled a highly accomplished team of branding and marketing professionals who have successfully launched and operated major brands in the consumer market space, which the Company believes will give it a competitive edge in the industry.

Customers

The company plans to launch its Oeuvre product line in the second quarter of 2021. The Company’s sales channels will be direct to consumer and wholesale.

Intellectual Property

The Company’s Oeuvre brand is trademarked in the United States with a European trademark application pending. The Company expects to rely on trade secrets and proprietary know-how protection for our confidential and proprietary information, however we have not yet taken security measures to protect this information.

Competition

We have experienced, and expect to continue to experience, intense competition from a number of companies.

The current market for hemp-derived CBD products is highly competitive, consisting of publicly-trade and privately-owned companies, many of which are more adequately capitalized than the Company. The Company’s current publicly listed competitors include market leader Charlotte’s Web, CV Sciences, Elixinol, Abacus, and Green Growth Brands, and private companies such as BeBoe, St. Jane. Mary’s, Lord Jones, Bluebird Folium Biosciences, Global Cannabinoids, and Pure Kana. In addition, both public and private U.S. multi-state operators and Canadian LP’s have entered the hemp-derived CBD consumer market or have announced plans to do so. This market is highly fragmented, and according to the Hemp Business Journal, the vast majority of industry participants generate less than ~$2 million of annual revenue. We see this an opportunity to get a foothold in the CBD consumer marketplace and build our company as a major brand name in this space.

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

Recent Developments

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

Forward Stock Split / Increase of Authorized / Name Change / Migratory Merger

On December 9, 2020, the Company filed a Certificate of Amendment of Articles of Incorporation (the “Certificate”) with the State of California to (i) effect a forward stock split of its outstanding shares of common stock at a ratio of 7 for 1 (the “Forward Stock Split”), (ii) increase the number of authorized shares of common stock from 50,000,000 shares to 500,000,000 shares, and (iii) effectuate a name change (the "Name Change"). Fractional shares that resulted from the Forward Stock Split will be rounded up to the next highest number. As a result of the Name Change, the Company's name changed from "Intelligent Buying, Inc." to "Sentient Brands Holdings Inc.". The Certificate was approved by the majority of the Company's shareholders and by the Board of Directors of the Company. The effective date of the Forward Stock Split and the Name Change was March 2, 2021.

In connection with the above, the Company filed an Issuer Company-Related Action Notification Form with the Financial Industry Regulatory Authority. The Forward Stock Split and the Name Change was implemented by FINRA on March 2, 2021. Our symbol on OTC Markets was INTBD for 20 business days from March 2, 2021 (the “Notification Period”). Our new CUSIP number is 81728V 102. As a result of the name change, our symbol was changed to “SNBH” following the Notification Period.

In addition, on January 29, 2021, the Company, merged with and into its wholly owned subsidiary, Sentient Brands Holdings Inc., a Nevada corporation, pursuant to an Agreement and Plan of Merger between Sentient Brands Holdings Inc., a California corporation, and Sentient Brands Holdings Inc., a Nevada corporation. Sentient Brands Holdings Inc., a Nevada corporation, continued as the surviving entity of the migratory merger. Pursuant to the migratory merger, the Company changed its state of incorporation from California to Nevada and each share of its common stock converted into one share of common stock of the surviving entity in the migratory merger. No dissenters’ rights were exercised by any of the Company’s stockholders in connection with the migratory merger.

Following the consummation of the migratory merger, the articles of incorporation and bylaws of the Nevada corporation that was newly-created as a wholly owned subsidiary of the Company became the articles of incorporation and bylaws for the surviving entity in the migratory merger.

The foregoing information is a summary of each of the matters described above, is not complete, and is qualified in its entirety by reference to the full text of the exhibits, each of which is attached an exhibit to this Form 10-K Annual Report.  Readers should review those exhibits for a complete understanding of the terms and conditions associated with this matter.

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

Employees

We believe that our success depends upon our ability to attract, develop and retain key personnel. As of April 15, 2021, we employed 2 full-time employees. The Company otherwise currently relies on the services of independent contractors. None of our employees are covered by collective bargaining agreements, and management considers relations with our employees to be in good standing. Although we continually seek to add additional talent to our work force, management believes that it currently has sufficient human capital to operate its business successfully.

Our compensation programs are designed to align the compensation of our employees with our performance and to provide the proper incentives to attract, retain and motivate employees to achieve superior results. The structure of our compensation programs balances incentive earnings for both short-term and long-term performance.

The health and safety of our employees is our highest priority, and this is consistent with our operating philosophy. Since the onset of the COVID-19 pandemic, employees, including our specialized technical staff, are working from home or in a virtual environment unless they have a requirement to be in the office for short-term tasks and projects.

The primary mailing address for the Company is 555 Madison Avenue, 5th Floor, New York, New York 10022. The Company's telephone number is (646) 202-2897. The Company's website is https://www.sentientbrands.com/.

Going Concern

We have a limited operating history, and our continued growth is dependent upon the continuation of selling our products to our customers; hence generating revenues and obtaining additional financing to fund future obligations and pay liabilities arising from normal business operations. We had an accumulated deficit of $1,953,887 at December 31, 2020. The report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2020 contained an explanatory paragraph regarding our ability to continue as a going concern based upon cash used in operating activities and the current cash balance cannot be projected to cover the operating expenses for the next twelve months from the release date of this report. These factors, among others, raised substantial doubt about our ability to continue as a going concern. Our financial statements appearing elsewhere in this report do not include any adjustments that might result from the outcome of this uncertainty. There are no assurances we will be successful in our efforts to generate significant revenues or report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our company.

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

Deferred tax is calculated using tax rates that are expected to apply to the period when the asset is realized, or the liability is settled. Deferred tax is charged or credited in the income statement, except when it is related to items credited or charged directly to equity, in which case the deferred tax is changed to equity. Deferred tax assets and liabilities are offset when they related to income taxes levied by the same taxation authority and we intend to settle its current tax assets and liabilities on a net basis.

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

Pursuant to ASC Topic 505-50, for share-based payments to consultants and other third-parties, compensation expense is determined at the “measurement date.” The expense is recognized over the period of services or the vesting period, whichever is applicable. Until the measurement date is reached, the total amount of compensation expense remains uncertain. We record compensation expense based on the fair value of the award at the reporting date. The awards to consultants and other third parties are then revalued, or the total compensation is recalculated based on the then current fair value, at each subsequent reporting date.

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

RESULTS OF OPERATIONS

Comparison of Results of Operations for the Year Ended December 31, 2020 and the Year Ended December 31, 2019

Revenue

We did not generate revenue for the years ended December 31, 2020 and 2019.

Operating Expenses

For the years ended December 31, 2020 and 2019

	For the Year Ended December 31, 2020	For the Year Ended December 31, 2019
Selling and advertising expense	$54,182	$600
Professional fees	342,016	48,758
Management fees	210,636	108,071
Other general and administrative	188,172	71,778
	$795,006	$229,207

•        Our selling and advertising expense mainly includes our marketing and sales staff’s salaries and related benefits, and travel and entertainment costs incurred by our sales department. Selling expense totaled $54,182 for the year ended December 31, 2020, while we incur $600 selling expense for the year ended December 31, 2019.

•        Professional fees primarily consisted of accounting fees, legal service fees, consulting fees, investor relations service charges and other fees incurred for service related to becoming and being a public company. For the years ended December 31, 2020 and December 31, 2019, professional fees amounted to $342,016 and $48,758, respectively, an increase of $293,258. The increase was mainly attributable to an increase in fees of approximately $120,000 incurred for services performed by our marketing consultant, and an increase in legal services fees of approximately $143,819,000, and an increase in accounting expenses of approximately $32,300 resulting from our business expansion. We expect professional fees to increase as we incur significant costs associated with our public company reporting requirements, and costs associated with newly applicable corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002 and other rules implemented by the Securities and Exchange Commission.

•        Management fees primarily consisted of compensation of our Chief Operating officer and Chief Marketing Officer, and the President of our wholly owned subsidiary, Cannavolve.

Income (Loss) from Operations

As a result of the foregoing, for the year ended December 31, 2020, loss from operations amounted to $726,718, as compared to loss from operations of $252,443 for the year ended December 31, 2019.

Income Taxes

We did not have any income taxes expense for the years ended December 31, 2020 and December 31, 2019.

Net Income (Loss)

Net loss for the years ended December 31, 2020 and 2019 were $726,718 and $252,443, respectively.

Liquidity and Capital Resources

 The consolidated financial statements have been prepared using generally accepted accounting principles in the United States of America (“GAAP”) applicable for a going concern, which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business.

To the extent we are successful in growing our business both organically and through acquisition, we continue to plan our working capital and the proceeds of any financing to finance such acquisition costs.

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At December 31, 2020 and 2019, we had cash balance of approximately $68,047 and $9,024, respectively. These funds are kept in financial institutions located in United States.

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

Cash flows from Operating Activities

Operating activities used $709,760 in cash the year ended December 31, 2020, as compared with $271,739 for the year ended December 31, 2019. Our net loss was $726,718 the main component of our negative operating cash flow in 2020, added by increase in accounts receivables $67,500, and increase in advances to supplier of $11,874, offset mainly by, an increase in accounts payable and accrued expenses of $111,261. In 2019 net loss of $252,443 was the main component of our negative operating cash flow offset by an increase in accounts payable and accrued expenses of $120,806 and advances to suppliers for inventory order of $123,000.

Cash flows from Investing Activities

Investing activities used $39,277 in cash the year ended December 31, 2020 for purchase of various machinery and equipment and in 2019 our investing cash flow used $3,056 purchase of office equipment.

Cash flows from Financing Activities

Cash flows provided by financing activities during the year ended December 31, 2020 amounted to $808,061 as compared with $230,690 for the year ended December 31, 2019. Our positive cash flow in 2020 consisted mostly of proceeds from the sale of issuance of common stocks $471,560 and proceeds from SBA loans payable of $256,500 and proceeds from notes payable $80,000. Our positive cash flow in 2019 consisted mostly of proceeds from the loan payables $146,562 and loans payable of 84,128.

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

Going Concern.

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. During the year ended December 31, 2020, the Company incurred a net loss of $726,718. The Company had an accumulated deficit of $1,864,344 as of December 31, 2020. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

New independent registered public accounting firm

On August 2, 2019 (the “Engagement Date”), the Company engaged Boyle CPA LLC (the “New Auditor”) as its Independent registered public accounting firm for the Company’s fiscal year ended December 31, 2019 and 2020. The decision to engage the New Auditor as the Company’s independent registered public accounting firm was approved by the Company’s Board of Directors.

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

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the 1934 Act, as of the end of the period covered by this report. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that our disclosure controls and procedures were ineffective as of December 31, 2020.

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

With the participation of our Chief Executive Officer and Chief Financial Officer (principal financial officer), our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2020 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation and the material weaknesses described below, management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2020 based on the COSO framework criteria. Management has identified control deficiencies as follows:

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

In light of this material weakness, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the year ended December 31, 2020 included in this Annual Report on Form 10-K were fairly stated in accordance with US GAAP. Accordingly, management believes that despite our material weaknesses, our consolidated financial statements for the year ended December 31, 2020 are fairly stated, in all material respects, in accordance with US GAAP.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report on Form 10-K.

Limitations on Effectiveness of Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer (principal financial officer), does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include, but are not limited to, the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Controls

During the year ended December 31, 2020, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

On December 9, 2020, the Company filed a Certificate of Amendment of Articles of Incorporation (the “Certificate”) with the State of California to (i) effect a forward stock split of its outstanding shares of common stock at a ratio of 7 for 1 (the “Forward Stock Split”), (ii) increase the number of authorized shares of common stock from 50,000,000 shares to 500,000,000 shares, and (iii) effectuate a name change (the "Name Change"). Fractional shares that resulted from the Forward Stock Split will be rounded up to the next highest number. As a result of the Name Change, the Company's name changed from "Intelligent Buying, Inc." to "Sentient Brands Holdings Inc.". The Certificate was approved by the majority of the Company's shareholders and by the Board of Directors of the Company. The effective date of the Forward Stock Split and the Name Change was March 2, 2021.

In connection with the above, the Company filed an Issuer Company-Related Action Notification Form with the Financial Industry Regulatory Authority. The Forward Stock Split and the Name Change was implemented by FINRA on March 2, 2021. Our symbol on OTC Markets was INTBD for 20 business days from March 2, 2021 (the “Notification Period”). Our new CUSIP number is 81728V 102. As a result of the name change, our symbol was changed to “SNBH” following the Notification Period.

In addition, on January 29, 2021, the Company, merged with and into its wholly owned subsidiary, Sentient Brands Holdings Inc., a Nevada corporation, pursuant to an Agreement and Plan of Merger between Sentient Brands Holdings Inc., a California corporation, and Sentient Brands Holdings Inc., a Nevada corporation. Sentient Brands Holdings Inc., a Nevada corporation, continued as the surviving entity of the migratory merger. Pursuant to the migratory merger, the Company changed its state of incorporation from California to Nevada and each share of its common stock converted into one share of common stock of the surviving entity in the migratory merger. No dissenters’ rights were exercised by any of the Company’s stockholders in connection with the migratory merger.

Following the consummation of the migratory merger, the articles of incorporation and bylaws of the Nevada corporation that was newly-created as a wholly owned subsidiary of the Company became the articles of incorporation and bylaws for the surviving entity in the migratory merger.

The foregoing information is a summary of each of the matters described above, is not complete, and is qualified in its entirety by reference to the full text of the exhibits, each of which is attached an exhibit to this Form 10-K Annual Report.  Readers should review those exhibits for a complete understanding of the terms and conditions associated with this matter.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the names and positions of our current executive officers and directors.

Name	Age	Position
George Furlan	65	Interim Chief Executive Officer, Interim President, Interim Chief Financial Officer, Interim Treasurer, Interim Secretary, and Chief Operating Officer
James Mansour	60	Chief Marketing Officer
Dante Jones	41	Director

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, requires our directors, executive officers and persons who own more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other of our equity securities. During the year ended December 31, 2020, our officers, directors and 10% stockholders made the required filings pursuant to Section 16(a).

Delinquent Section 16(a) Reports.

During the year ended December 31, 2020, the one of our directors, Dante Jones, failed to file on a timely basis reports required by Section 16(a) of the Exchange Act. Specifically, Mr. Jones failed to file (i) a Form 3 in fiscal year 2020 to report his beneficial ownership of 763,798 shares of common stock of the Company, and (ii) a Form 5 to report his beneficial ownership of these securities within the required period in fiscal year 2021. Mr. Jones intends to cure this delinquency in the near term by making the required Section 16(a) filings with respect to his beneficial ownership of securities of the Company.  For additional information on Mr. Jones’s beneficial ownership of securities of the Company, please refer to Footnote 5 of Item 12 of this Form 10-K Annual Report.

ITEM 11. EXECUTIVE COMPENSATION

Executive Officers’ Compensation

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by the Company during the fiscal years ended December 31, 2020 and December 31, 2019, in all capacities for the accounts of our executive officers, including the Chief Executive Officer.

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary	Stock Award		Option Awards		Non-Equity Incentive Plan Compensation		Change in Pension Value and Non- Qualified Deferred Compensation Earnings		All Other Compensation	Total
		($)	($)		($)		($)		($)		($)	($)
Philip Romanzi,	2019	0	0		0		0		0		0	0
Former CEO	2020	0	0		0		0		0		0	0

George Furlan,	2019	6,000	0		0		0		0		0	6,000
Interim CEO, Interim President, Interim CFO, and COO	2020	94,000	0		0		0		0		0	94,000

James Mansour, CMO	2019	0		0		0		0		0	0	0

	2020	110,000		0		0		0		0	0	110,000

The following table sets forth the cash and non-cash compensation for the fiscal years ended December 31, 2020 and 2019, awarded to or earned by Mr. Jones, Cannavolve's principal executive officer.

Name and Principal Position	Fiscal Year	Salary	Stock Award	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Non- Qualified Deferred Compensation Earnings	All Other Compensation	Total
		($)	($)	($)	($)	($)	($)	($)
Dante Jones,	2019	60,000	24,000	0	0	0	0	84,000
President	2020	41,000		0	0	0	0	41,000

Outstanding Equity Awards at Fiscal Year-End Table

The Company did not issue equity awards during the year ended December 31, 2020.

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

Grants of Plan Based Awards

We did not make any plan-based equity or non-equity awards grants to named executives during the years ended December 31, 2020 and 2019.

Option Exercises

There were no options exercised by our named officers during the years ended December 31, 2020 and 2019.

Compensation of Directors

We have no non-executive directors. Our directors did not earn compensation for the years ended December 31, 2020 and 2019.

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

Executive Compensation Philosophy

Our Board of Directors determines the compensation given to our executive officers in their sole determination. Our Board of Directors reserves the right to pay our executives or any future executives a salary, and/or issue them shares of common stock issued in consideration for services rendered and/or to award incentive bonuses which are linked to our performance, as well as to the individual executive officer’s performance. This package may also include long-term stock-based compensation to certain executives, which is intended to align the performance of our executives with our long-term business strategies. Additionally, while our Board of Directors has not granted any performance base stock options to date, the Board of Directors reserves the right to grant such options in the future, if the Board in its sole determination believes such grants would be in the best interests of the Company.

Incentive Bonus

The Board of Directors may grant incentive bonuses to our executive officers and/or future executive officers in its sole discretion, if the Board of Directors believes such bonuses are in the Company’s best interest, after analyzing our current business objectives and growth, if any, and the amount of revenue we are able to generate each month, which revenue is a direct result of the actions and ability of such executives.

Long-Term, Stock Based Compensation

In order to attract, retain and motivate executive talent necessary to support the Company’s long-term business strategy we may award our executives and any future executives with long-term, stock-based compensation in the future, at the sole discretion of our Board of Directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information, as of April 14, 2021 with respect to the beneficial ownership of the outstanding common stock by (i) any holder of more than five (5%) percent; (ii) each of the Company’s executive officers and directors; and (iii) the Company’s directors and executive officers as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned.

Name of Beneficial Owner (1)	Common Stock Beneficially Owned (11)	Percentage of Common Stock (2)
Officers and Directors
George Furlan * (3)	5,028,821	9.90
James Mansour * (4)	5,028,821	9.90
Dante Jones * (5)	763,798	1.50
All officers and directors as a group (3 persons)	10,821,440	14.57

5% Stockholders
Principal Holdings, LLC, (6)	8,292,187	16.32
Bogaard Holdings LLC (7)	5,028,821	9.90
Pure Energy 714 LLC (8)	4,425,988	8.72
Gregg Templeton (9)	5,028,821	9.90
Bagel Hole Inc. (10)	3,044,139	5.99%
Frank Gallo	3,478,020	6.84%

*	Officer and/or director of the Company

(1)	Except as otherwise indicated, the address of each beneficial owner is c/o Sentient Brands Holdings Inc., 555 Madison Avenue, 5th Floor, New York, NY 10022.

(2)	Applicable percentage ownership is based on 50,782,116 shares of common stock outstanding as of April 14, 2021, together with securities exercisable or convertible into shares of common stock within 60 days of April 14, 2021 for each stockholder. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of April 14, 2021 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(3)	On December 26, 2019, the Company and George Furlan entered into a Restricted Stock Purchase Agreement pursuant to which the George Furlan purchased from the Company an aggregate of 5,028,821 restricted shares of common stock (the "Furlan Shares") at $0.01186 per share in consideration of an aggregate purchase price of $8,520.26. 1,676269 of the Furlan Shares vested on December 26, 2019 and the remaining 3,352,552 Furlan Shares shall vest in 12 quarterly installments of 279,377 Furlan Shares thereafter. (Furlan Shares reflected on a post-forward split basis.)

(4)	On January 8, 2020, the Company and James Mansour entered into a Restricted Stock Purchase Agreement pursuant to which the James Mansour purchased from the Company an aggregate of 5,028,821 restricted shares of common stock (the "Mansour Shares") at $0.01186 per share in consideration of an aggregate purchase price of $8,520.26. 2,514,407 of the Mansour Shares vested on January 8, 2020 and the remaining 2,514,414 Mansour Shares shall vest in 12 quarterly installments of 209,531 Mansour Shares thereafter.

(5)	Dante Jones received the shares of common stock of the Company in connection with the Agreement and Plan of Reorganization entered into and closed between the Company and Jaguaring Company, d/b/a Cannavolve, on February 14, 2020.

(6)	Principal Holdings, LLC is owned and controlled solely by Danielle Doukas.

(7)	Bogaard Holdings LLC is owned and controlled by Jelena Vadanjel.

(8)	Pure Energy 714 LLC is owned and controlled by Louis Sorrentino.

(9)	Gregg Templeton is a former employee of the Company.

(10)	Bagel Hole Inc. is owned and controlled solely by Philip Romanzi, the Company’s former sole officer and director.

(11)

On March 2, 2021, the Company effected a 7:1 forward stock split of its issued and outstanding shares of common stock. All shares of common stock reflected in the above table, and in any corresponding footnotes, are accounted for on a post-forward split basis.

No Director, executive officer, affiliate or any owner of record or beneficial owner of more than 5% of any class of voting securities of the Company is a party adverse to the Company or has a material interest adverse to the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The following includes a summary of transactions since the beginning of the 2020 fiscal year, or any currently proposed transaction, in which the Company was or is to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of their total assets at year-end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest (other than compensation described under “Executive Compensation”). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

Related party transactions of the Company

On March 15, 2019, Bagel Hole, Inc. (“Bagel Hole”), a company owned by the Company’s then-sole officer and director, Philip Romanzi, loaned Cannavolve $235,415, pursuant to a promissory note (the “Cannavolve Note”). The Cannavolve Note bore interest at 10% per annum and had a maturity date July 15, 2019, which was subsequently extended to August 31, 2019. Cannavolve subsequently defaulted on the note. On January 6, 2020, the balance of Cannavolve Note was invested by Bagel Hole in the Company’s private offering being conducted at such time (the “Offering”), pursuant to which Bagel Hole was issued a total of 223,757 shares of common stock of the Company in connection with Offering. The Cannavolve Note is no longer outstanding as of the date of this Report.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Boyle CPA LLC served as our independent auditors for the years ended December 31, 2020 and 2019. The following is a summary of the fees billed to the Company for professional services rendered for the fiscal years ended December 31, 2020 and 2019.

	December 31, 2020	December 31, 2019
Audit Fees	$20,500	$10,000
Audit Related Fees	9,975	4,000
Tax Fees	-	-
All Other Fees	-	-
Totals	$30,475	$14,000

AUDIT FEES. Consists of fees billed for professional services rendered for the audit of the Company’s consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services in connection with statutory and regulatory filings or engagements.

AUDIT-RELATED FEES. Consists of fees billed for preparation of financial statements and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements and are not reported under “Audit Fees.”

TAX FEES. Consists of fees billed for professional services for tax compliance, tax advice and tax planning.

ALL OTHER FEES. Consists of fees for products and services other than the services reported above. There were no management consulting services provided in fiscal 2020 or 2019.

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

ITEM 15. EXHIBITS

Exhibit No.	Exhibit Description

2.1	Reorganization Agreement between Intelligent Buying Inc. and Jaguaring Company d/b/a Cannavolve, and the Cannavolve shareholders listed in the agreement, dated March 13, 2019 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 19, 2019).

2.2	Amended Reorganization Agreement between Intelligent Buying Inc. and Jaguaring Company d/b/a Cannavolve and the Cannavolve shareholders listed in the agreement, dated April 27, 2019 (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 6, 2019).

2.3	Amendment No. 1 to Reorganization Agreement between Intelligent Buying Inc. and Jaguaring Company d/b/a Cannavolve, and the Cannavolve shareholders listed in the agreement, dated April 27, 2019 (incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed with the SEC on May, 6 2019).

2.4	Second Amended Agreement and Plan of Reorganization between Intelligent Buying Inc. and Jaguaring Company d/b/a Cannavolve Holdings, the Cannavolve Shareholders listed in the agreement dated January 2, 2020 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 8, 2020).

2.5	Termination Agreement of the Reorganization between Intelligent Buying Inc. and Jaguaring Company d/b/a Cannavolve Holdings, the Cannavolve Shareholders listed in the agreement dated February 12, 2020. (Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 14, 2020).

2.6	Agreement and Plan of Reorganization by and among Intelligent Buying Inc., Jaguaring Company d/b/a Cannavolve Holdings and the Cannavolve Shareholders listed in the agreement dated February 14, 2020. (Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 14, 2020).

2.7*	Form of Agreement and Plan of Merger by and among Sentient Brands Holdings Inc., a California corporation, and Sentient Brands Holdings Inc., a Nevada corporation, dated January 28, 2021.

3.1	Articles of Incorporation of Intelligent Buying Inc. and Certificate of Amendment of Articles of Incorporation of Intelligent Buying, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form SB-2 filed with the SEC on April 17, 2006).

3.2	Bylaws of Intelligent Buying, Inc. (Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 14, 2020).

3.3	Certificate of Determination for Series A Convertible Preferred Stock of Intelligent Buying, Inc. (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form SB-2 filed with the SEC on April 17, 2006).

3.4	Certificate of Determination for Series B Preferred Stock of Intelligent Buying, Inc. (Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 14, 2020).

3.5	Certificate of Amendment of Articles of Incorporation of Intelligent Buying Inc., a California corporation. (Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on March 3, 2021).

3.6	Articles of Incorporation of Sentient Brands Holdings Inc., a Nevada corporation. (Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on March 3, 2021).

3.7	Bylaws of Sentient Brands Holdings Inc., a Nevada corporation. (Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on March 3, 2021).

4.1*	Form of 10% Promissory Note of Intelligent Buying, Inc. issued to an accredited investor dated December 2, 2020.

4.2*	Form of Securities Purchase Agreement by and among Intelligent Buying, Inc. and an accredited investor dated December 2, 2020.

4.3*	Form of Stock Purchase Warrant of Intelligent Buying, Inc. issued to an accredited investor dated December 2, 2020.

4.4*	Form of Stock Pledge Agreement issued by an affiliate of Intelligent Buying, Inc. to an accredited investor dated December 2, 2020.

4.5*	Form of 10% Convertible Debenture of Intelligent Buying, Inc. issued to an accredited investor dated December 3, 2020

4.6*	Form of Securities Purchase Agreement by and among Intelligent Buying, Inc. and an accredited investor dated December 3, 2020.

4.7*	Form of Stock Purchase Warrant of Intelligent Buying, Inc. issued to an accredited investor dated December 3, 2020.

3.4	Certificate of Determination for Series B Preferred Stock of Intelligent Buying, Inc. (Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 14, 2020).

10.1	Convertible Promissory Note of Intelligent Buying Inc. issued to PureEnergy714 LLC2019 (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 19, 2019).

10.2	Convertible Promissory Note issued by Jaguaring, Inc. d/b/a Cannavolve (incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed with the SEC on March 19, 2019).

10.3	Form of Subscription Agreement for Rule 506 Offering. (Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 14, 2020).

10.4#	Executive Consulting Agreement between Intelligent Buying, Inc. and James Mansour dated January 8, 2020. (Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 14, 2020).

10.5#	Employment Agreement between Intelligent Buying, Inc. and George V. Furlan dated December 2019. (Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 14, 2020).

10.6

Independent Contractor Agreement between Jaguaring Inc. d/b/a Cannavolve and Dante Jones dated May 1, 2019. (Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 14, 2020).

10.7	Office Agreement for Jaguaring Inc. d/b/a Cannavolve dated May 23, 2018. (Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 14, 2020).

10.8	Promissory Note issued by Jaguaring Inc. d/b/a Cannavolve dated June 6, 2019. (Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 14, 2020).

10.9	Employment Agreement between Intelligent Buying, Inc. and Gregg Templeton dated February 28, 2019. (Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 14, 2020).

10.10	Office Agreement for Jaguaring Inc. d/b/a Cannavolve dated May 23, 2018. (Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 14, 2020).

10.11	Promissory Note issued by Jaguaring Inc. d/b/a Cannavolve dated June 11, 2019. (Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 14, 2020).

10.12	Promissory Note issued by Jaguaring Inc. d/b/a Cannavolve dated June 6, 2019. (Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 14, 2020).

10.13#	Restricted Stock Purchase Agreement between Intelligent Buying, Inc. and James Mansour.

10.14#	Restricted Stock Purchase Agreement between Intelligent Buying, Inc. and George Furlan. (Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 14, 2020).

10.15

Share Exchange Agreement dated as of May 28, 2020 by and among Intelligent Buying Inc., and the shareholders of Jaguaring Company d/b/a Cannavolve Holdings. (Incorporated by reference to the Form 10-K Annual Report filed with the Securities and Exchange Commission on May 29, 2020).

14.1	Code of Ethics of Intelligent Buying, Inc. (incorporated by reference to Exhibit 14.1 to the Company’s Registration Statement on Form SB-2 filed with the SEC on April 17, 2006).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer & Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith
#	Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sentient Brands Holdings Inc.

Dated: April 15, 2021	By:	/s/ George Furlan
George Furlan
Interim Chief Executive Officer and Interim President
(Principal Executive Officer)

Dated: April 15, 2021	By:	/s/ George Furlan
George Furlan
Interim Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ George Furlan	Interim Chief Executive Officer and Interim President	April 15, 2021
George Furlan	(Principal Executive Officer)

/s/ George Furlan	Interim Chief Financial Officer	April 15, 2021
George Furlan	(Principal Financial Officer)

/s/ James Mansour	Chief Marketing Officer	April 15, 2021
James Mansour

/s/ Dante Jones	Director	April 15, 2021
Dante Jones

SENTIENT BRANDS HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020 and 2019

Boyle CPA, LLC

Certified Public Accountants & Consultants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and

Board of Directors of Sentient Brands Holdings, Inc. (formerly Intelligent Buying, Inc.)

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Sentient Brands Holdings, Inc. (formerly Intelligent Buying, Inc.) (the “Company”) as of December 31, 2020 and 2019, the related statements of operations, changes in stockholders’ deficiency, and cash flows for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt About the Company’s Ability to Continue as a Going Concern

As discussed in Note 3 to the financial statements, the Company has incurred losses since inception and had an accumulated deficit at December 31, 2020. These factors raise substantial doubt about its ability to continue as a going concern for one year from the issuance of these financial statements. Management’s plans are also described in Note 3. The financial statements do not include adjustments that might result from the outcome of this uncertainty.

Basis of Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to fraud or error. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Boyle CPA, LLC

We have served as the Company’s auditor since 2019

Bayville, NJ
April 15, 2021

361 Hopedale Drive SE	P (732) 822-4427
Bayville, NJ 08721	F (732) 510-0665

SENTIENT BRANDS HOLDINGS INC. (FORMERLY INTELLIGENT BUYING, INC.) AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2020	December 31, 2019
ASSETS
CURRENT ASSETS
Cash	$68,047	$9,024
Accounts Receivables	-	-
Loan Receivable	-	17,611
Advances to Supplier	54,893	123,000
TOTAL CURRENT ASSETS	220,940	149,635

FIXED ASSETS (net of Depreciation)	36,803	2,546
OTHER ASSETS
Deposit	-	12,043
TOTAL ASSETS	$259,743	$164,224
LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$246,100	$147,468
Notes Payable	230,134	170,045
Convertible notes payable	120,758	70,758
PPP loan	231,500	-
TOTAL CURRENT LIABILITIES	828,492	388,271
STOCKHOLDERS’ DEFICIENCY
Preferred Stock – Par Value of $0.001; 25,000,000 shares authorized; 1,000.000 and 0 shares issued and outstanding as of September 30, 2020 and December 31, 2019	1,000	-
Common Stock - Par Value of $0.001; 50,000,000 shares authorized; 7,254,588 and 7,975,003 shares issued and outstanding as of December 31, 2020 and 2019	7,254	7,975
Additional paid-in capital	1,376,884	905,604
Accumulated deficit	(1,953,887)	(1,137,626)
TOTAL STOCKHOLDERS’ DEFICIENCY	(568,749)	(224,047)
TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIENCY	$267,284	$164,224

The accompanying notes are an integral part of these consolidated financial statements

SENTIENT BRANDS HOLDINGS INC. (FORMERLY INTELLIGENT BUYING, INC.) AND SUBSIDIARIES
STATEMENTS OF OPERATIONS

	For the year ended December 31,
	2020	2019
REVENUES:	$7,017	$-
TOTAL REVENUES- Net	7,017

Cost of sales	4,724

Gross Profit	2,293	-

Operating Expenses
Advertising and Marketing	32,162	600
Selling Expenses	22,020
General and Administrative	135,654	71,778
Legal and Professional	342,016	48,758
Office rent	16,351
Management Fees	210,636	108,071
Product development cost	28,750	-

TOTAL OPERATING EXPENSES	787,589	229,207

LOSS FROM OPERATIONS	(785,296)	(229,207)

INCOME TAX PROVISION
Other Income (Expenses)	(30,965)	(23,236)
NET LOSS	$(816,261)	$(252,443)

NET LOSS PER COMMON SHARE – BASIC AND DILUTED	(0.114)	$(0.034)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	7,154,602	7,321,720

The accompanying notes are an integral part of these consolidated financial statements

SENTIENT BRANDS HOLDINGS INC. (FORMERLY INTELLIGENT BUYING, INC.) AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	for the year ended
	December 31,
	2020		2019
OPERATING ACTIVITIES:
Net loss		$(816,261)		$(252,443)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation Expenses		5,020		509
Write off receivables and inventory		12,042
Changes in operating assets and liabilities:
Accounts Receivables		-
Inventory		(27,560)
Loans receivables		17,611		(17,611)
Advances to supplier		(11,874)		(123,000)
Accounts payable and accrued expenses		111,261		120,806
NET CASH USED IN OPERATING ACTIVITIES		(709,761)		(271,739)
INVESTMENT ACTIVITIES:
Purchase of office equipments		(39,277)		(3,056)
Deposit
NET CASH USED IN INVESTMENT ACTIVITIES		(39,277)		(3,056)
FINANCING ACTIVITIES:
Proceeds of notes payable		80,001
Payment of loans payable		-		84,128
Proceeds from short term loan		256,500		-
Net proceeds from issuance of common stock		471,560		146,562
NET CASH PROVIDED BY FINANCING ACTIVITIES		808,061		230,690
INCREASE (DECREASE) IN CASH		59,023		(44,105)

CASH-BEGINNING OF PERIOD		9,024		53,129
CASH-END OF PERIOD		$68,047		$9,024
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$			$-
Taxes	$		$

The accompanying notes are an integral part of these consolidated financial statements

SENTIENT BRANDS HOLDINGS INC. (FORMERLY INTELLIGENT BUYING, INC.) AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY
For the Year Ended
December 31,2020 and 2019

	Common Stock		Preferred Stock			Additional Paid in	Accumulated	Total
	Shares	Amount	Shares	Amount		Capital	Deficit
Balance December 31, 2019	7,975,003	$7,975		$		$905,604	$(1,137,626)	$(224,047)
Common stock issued
Share exchange	861,738	862	1,000,000		1,000	125,852		127,714
Issuance of common stock	2,532,200	2,531				397,469		400,000

Common stock cancelled	(4,114,353)	(4,114)				4,114		(0)
Adjustment to paid in capital						(55,995)		(55,995)
Net loss for the year ended December 31, 2020							(816,261)	(816,261)
Balances December 31, 2020	7,254,588	7,254	1,000,000		1,000	1,377,044	(1,953,887)	(568,590)

Balance - December 31, 2018	7,256,600	7,257	-		-	759,761	(885,183)	(118,165)
Common stock issued	718,403	718				145,843		146,561
Net loss for year ended December 31, 2019							(252,443)	(252,443)
Balances December 31, 2019	7,975,003	$7,975	-		-	$759,761	(1,137,626)	$(224,047)

The accompanying notes are an integral part of these consolidated financial statements

SENTIENT BRANDS HOLDINGS INC.
(FORMERLY INTELLIGENT BUYING, INC.) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020 AND 2019

NOTE 1. ORGANIZATION AND NATURE OF OPERATIONS

Business description

The financial statements presented are those of Sentient Brands Holdings Inc. (the “Company”). The Company was incorporated under the laws of the State of California on March 22, 2004 and until October 2016 was in the business of media advertising and acquiring high-end computer and networking equipment from resellers and end-users and then reselling this equipment at discounted prices.

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

On July 14, 2020, shareholders holding a majority of the Company’s outstanding voting stock voted in favor of the following corporate matters (the “Corporate Matters”) which relate to the approval to authorize (1) the amendment to the Company’s Restated Articles of Incorporation to effect a forward stock split of all of the outstanding shares of common stock of the Company at a ratio of seven for one (7:1), which such forward split will not impact the Company’s authorized shares of Common Stock, (2) the amendment to the Company’s Restated Articles of Incorporation to increase in the number of authorized shares of the Company’s Common Stock from 50,000,000 to 500,000,000 shares of common stock, (3) the amendment to the Company’s Restated Articles of Incorporation to effect a change of the Company’s name from Sentient Brands Holdings Inc. to Sentient Brands Holdings, Inc., and (4) changing the Company’s corporate domicile from California to Nevada.

On December 9, 2020, the Company filed a Certificate of Amendment of Articles of Incorporation (the “Certificate”) with the State of California to (i) effect a forward stock split of its outstanding shares of common stock at a ratio of 7 for 1 (7:1) (the “Forward Stock Split”), (ii) increase the number of authorized shares of common stock from 50,000,000 shares to 500,000,000 shares, and (iii) effectuate a name change (the “Name Change”). Fractional shares that resulted from the Forward Stock Split will be rounded up to the next highest number. As a result of the Name Change, the Company’s name changed from “Intelligent Buying, Inc.” to “Sentient Brands Holdings Inc.”. The Certificate was approved by the majority of the Company’s shareholders and by the Board of Directors of the Company. The effective date of the Forward Stock Split and the Name Change was March 2, 2021.

In connection with the above, the Company filed an Issuer Company-Related Action Notification Form with the Financial Industry Regulatory Authority. The Forward Stock Split and the Name Change was implemented by FINRA on March 2, 2021. Our symbol on OTC Markets was INTBD for 20 business days from March 2, 2021 (the “Notification Period”). Our new CUSIP number is 81728V 102. As a result of the name change, our symbol was changed to “SNBH” following the Notification Period.

In addition, on January 29, 2021, the Company, merged with and into its wholly owned subsidiary, Sentient Brands Holdings Inc., a Nevada corporation, pursuant to an Agreement and Plan of Merger between Sentient Brands Holdings Inc., a California corporation, and Sentient Brands Holdings Inc., a Nevada corporation. Sentient Brands Holdings Inc., a Nevada corporation, continued as the surviving entity of the migratory merger. Pursuant to the migratory merger, the Company changed its state of incorporation from California to Nevada and each share of its common stock converted into one share of common stock of the surviving entity in the migratory merger. No dissenters’ rights were exercised by any of the Company’s stockholders in connection with the migratory merger.

Following the consummation of the migratory merger, the articles of incorporation and bylaws of the Nevada corporation that was newly-created as a wholly owned subsidiary of the Company became the articles of incorporation and bylaws for the surviving entity in the migratory merger.

Basis of Presentation

Our financial statements are presented in conformity with accounting principles generally accepted in the United States of America, as reported on our fiscal years ending on December 31, 2020 and 2019. We have summarized our most significant accounting policies.

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

Reclassifications

Certain reclassifications have been made to the 2019 presentation to make them consistent with 2020.

Cash

The Company considers all short-term highly liquid investments with an original maturity date of purchase of three months or less to be cash equivalents.

Revenue Recognition

During the year ended December 31, 2020 our revenue recognition policy was in accordance with ASC 605, “Revenue Recognition”, which requires the recognition of sales following five steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or as) the entity satisfies a performance obligation..

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

During the years ended December 31, 2020 and 2019, there were no stock based awards issued or outstanding.

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

Income Taxes

The Company’s income tax benefit differs from the expected income tax benefit by applying the U.S. Federal statutory rate of 21% to net income (loss) as follows:

The tax effects of temporary differences that give rise to the Company’s net deferred tax liability as of December 31, 2020 and 2019 are as follows:

	Year Ended December 31
	2020	2019
Deferred Tax Assets
Net Operating Losses	$358,200	$273,040
Less: Valuation Allowance	(358,200)	(273,040)
Deferred Tax Assets – Net	$-	$-

As of December 31, 2020, the Company had approximately $1,953,887 of federal and state net operating loss carryovers (“NOLs”), which begin to expire in 2038. Utilization of the NOLs may be subject to limitation under the Internal Revenue Code Section 382 should there be a greater than 50% ownership change as determined under regulations.

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

Impairment of Long-Lived Assets

Long-lived assets and certain identifiable intangible assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of an impairment loss for long-lived assets and certain identifiable intangible assets that management expects to hold and use is based on the fair value of the asset. Long-lived assets and certain identifiable intangible assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell.

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

NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred losses since inception and has an accumulated deficit of $1,953,887 as of December 31, 2020. The Company currently has limited liquidity and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. These factors among others, raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that may result from the outcome of these uncertainties. The Company will require additional financing moving forward and is pursuing various strategies to accomplish this, including seeking equity funding and/or debt funding from private placement sources. Although management believes that it will be able to obtain the necessary funding to allow the Company to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.

Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. There are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

NOTE 4. ADVANCES TO SUPPLIER

Advances to supplier consist of single vendor where the company have placed an order of branded CBD products worth $258,788 on the November 11, 2019. The balances as of December 31, 2020 amounts to $154,893 represents a deposit on the order.. The order will be delivered to the Company upon payment of the remaining balance.

NOTE 5. NOTES PAYABLE

On December 2, 2020, we issued a promissory note to an accredited investor in consideration for $50,000 with interest at the rate of 10% per annum from the issue date, and also issued to the accredited investor a common stock purchase warrant (the "Warrant") to acquire 400,000 shares of common stock. The Warrant is exercisable for a period of five years at an exercise price of $0.10. This note will mature on the earlier of (i) closing of the next equity financing of at least $1,000,000 or (ii) September 2, 2021 (maturity date). The holder, at its sole election, may convert the interest accrued on this note into shares of stock of the company at $0.20 per share.

On December 3, 2020, we issued a convertible debenture to an accredited investor in consideration for $50,000 with interest at the rate of 10% per annum from the issue date, and also issued to the accredited investor a common stock purchase warrant (the "Warrant") to acquire 400,000 shares of common stock. The Warrant is exercisable for a period of five years at an exercise price of $0.10.. This debenture is convertible at the election of the holder into shares of common stock at the price per share equal to 120% of the market price of the Company’s listed common stock on the date of such conversion.

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

NOTE 6. LOAN PAYABLE - OTHER

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

The Company has accrued interest of $36,672 on these notes.

NOTE 7. STOCKHOLDERS’ (DEFICIENCY)

Preferred stock

The Company is authorized to issue 25,000,000 shares of Preferred Stock, par value $.001 per share. As of December 30, 2020, 1,000,000 shares of Series B Preferred Stock were issued and outstanding.

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

Common stock

On February 14, 2020 the company issued an aggregate of 702,111 shares of Common Stock to the Cannavolve Shareholders in exchange for 33,674,262 shares of Cannavolve common stock, constituting 81.5% of the issued and outstanding shares of Cannavolve, resulting in Cannavolve becoming our 81.5% owned subsidiary.

Pursuant to the share exchange agreement Bagel Hole returned to INTB for cancellation and retirement 4,114,352 shares of Common Stock owned by Bagel Hole

On May 28, 2020, the Company entered into and closed a Share Exchange Agreement (the “Share Exchange Agreement”) with the remaining shareholders of Cannavolve (the “Remaining Cannavolve Shareholders”). Pursuant to the Share Exchange Agreement, the Company acquired an aggregate of 7,656,441 shares of common stock of Cannavolve constituting 18.5% of the issued and outstanding shares of common stock of Cannavolve from the Remaining Cannavolve Shareholders in exchange for 159,627 shares of common stock of the Company, constituting 0.02% of the issued and outstanding shares of Common Stock.

As of December 31,2020 and 2019, the Company had 50,782,116 and 7,975,003 shares of its common stock issued and outstanding, respectively .

NOTE 8. COMMITMENTS AND CONTINGENCIES

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

The Company has an employment agreement with a consultant to assist in advancing the Company’s business plan with Cannavolve. The company is accruing an expense of $10,000 per month in connection with the operations employee through February 28, 2020, extended automatically for additional one year period unless either party provides written notice on or before 30 days prior to the completion of the term or extension.

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

NOTE 9. SUBSEQUENT EVENTS

On December 9, 2020, the Company filed a Certificate of Amendment of Articles of Incorporation (the “Certificate”) with the State of California to (i) effect a forward stock split of its outstanding shares of common stock at a ratio of 7 for 1 (the “Forward Stock Split”), (ii) increase the number of authorized shares of common stock from 50,000,000 shares to 500,000,000 shares, and (iii) effectuate a name change (the “Name Change”). Fractional shares that resulted from the Forward Stock Split will be rounded up to the next highest number. As a result of the Name Change, the Company’s name changed from “Intelligent Buying, Inc.” to “Sentient Brands Holdings Inc.”. The Certificate was approved by the majority of the Company’s shareholders and by the Board of Directors of the Company. The effective date of the Forward Stock Split and the Name Change was March 2, 2021.

In connection with the above, the Company filed an Issuer Company-Related Action Notification Form with the Financial Industry Regulatory Authority. The Forward Stock Split and the Name Change was implemented by FINRA on March 2, 2021. Our symbol on OTC Markets was INTBD for 20 business days from March 2, 2021 (the “Notification Period”). Our new CUSIP number is 81728V 102. As a result of the name change, our symbol was changed to “SNBH” following the Notification Period.

In addition, on January 29, 2021, the Company, merged with and into its wholly owned subsidiary, Sentient Brands Holdings Inc., a Nevada corporation, pursuant to an Agreement and Plan of Merger between Sentient Brands Holdings Inc., a California corporation, and Sentient Brands Holdings Inc., a Nevada corporation. Sentient Brands Holdings Inc., a Nevada corporation, continued as the surviving entity of the migratory merger. Pursuant to the migratory merger, the Company changed its state of incorporation from California to Nevada and each share of its common stock converted into one share of common stock of the surviving entity in the migratory merger. No dissenters’ rights were exercised by any of the Company’s stockholders in connection with the migratory merger.

Following the consummation of the migratory merger, the articles of incorporation and bylaws of the Nevada corporation that was newly-created as a wholly owned subsidiary of the Company became the articles of incorporation and bylaws for the surviving entity in the migratory merger.

The foregoing information is a summary of each of the matters described above, is not complete, and is qualified in its entirety by reference to the full text of the exhibits, each of which is attached an exhibit to this Form 10-K Annual Report. Readers should review those exhibits for a complete understanding of the terms and conditions associated with this matter.

The company has evaluated subsequent events for recognition and disclosure through April 15, 2020 which is the date the financial statements were available to be issued. No other matters were identified affecting the accompanying financial statements and related disclosures.