Form 10-K/A
period 2020-12-31
SENTIENT BRANDS HOLDINGS INC.
filed 2021-04-30
CIK 1358633

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K/A

(Amendment No. 1)

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

Documents incorporated by reference: NONE

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-K/A to our Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the Securities and Exchange Commission on April 15, 2021, to correct typographical errors in the Company’s audited financial statements for the year ended December 31, 2020, specifically, with respect to the Company’s (i) Consolidated Balance Sheets, and (ii) Consolidated Statements of Changes in Stockholders’ Deficiency, which contained the typographical errors. In accordance with Regulation S-T, the Company’s Consolidated Balance Sheets and Consolidated Statements of Changes in Stockholders’ Deficiency contained within the Company’s audited financial statements for the year ended December 31, 2020 have been listed under the headings: “SENTIENT BRANDS HOLDINGS INC. (FORMERLY INTELLIGENT BUYING, INC.) AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS”, and, “SENTIENT BRANDS HOLDINGS INC. (FORMERLY INTELLIGENT BUYING, INC.) AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY”, shall be deemed “furnished” and not “filed.”

Except for the items described above, no information contained in our original filing of our Annual Report on Form 10-K for the year ended December 31, 2020 has been updated, modified or revised. This Amendment No. 1 to our Annual Report on Form 10-K also contains currently dated certifications as Exhibits 31.1, 31.2, 32.1 and 32.2. This Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2020 speaks as of the original filing date of the Annual Report on Form 10-K, does not reflect events occurring after the filing of the original Annual Report on Form 10-K or modify or update those disclosures that may be affected by subsequent events.

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

ITEM 1. BUSINESS

General

Unless the context otherwise requires, in this report, the terms “Sentient Brands”, “Company”, “INTB”, “we”, or “our” refers to Sentient Brands Holdings Inc., a Nevada corporation. The Company’s principal office is located at 555 Madison Avenue, 5th Floor, New York, New York 10022. The Company’s telephone number is (646) 202-2897. The Company’s website is https://www.sentientbrands.com/. The Company reports its operations using a fiscal year ending December 31, and the operations reported on this Form 10-K are presented on a consolidated basis.

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

The primary mailing address for the Company is 555 Madison Avenue, 5th Floor, New York, New York 10022. The Company’s telephone number is (646) 202-2897. The Company’s website is https://www.sentientbrands.com/.

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

On December 26, 2019, the Company and George Furlan entered into a Restricted Stock Agreement (the “Furlan RSPA”) pursuant to the Employment Agreement entered into between the Company and George Furlan on even date with the Furlan RSPA. Pursuant to the Furlan RSPA, George Furlan purchased 718,403 shares of the Company’s Common Stock at $0.01186 per share for an aggregate purchase price of $8,520.26, in accordance with a vesting schedule. The shares vested as to 239,467 shares on December 26, 2019, and the remaining 478,936 shares vest in 12 equal quarterly installments of 39,911 shares on the last day of each fiscal quarter. Any non-vested shares are being held in escrow by the Company in accordance with the terms of the Furlan RSPA.

On January 8, 2020, the Company and James Mansour entered into a Restricted Stock Agreement (the “Mansour RSPA”) pursuant to the Executive Consulting Agreement entered into between the Company and James Mansour on even date with the Mansour RSPA. Pursuant to the Mansour RSPA, James Mansour purchased 718,403 shares of the Company’s Common Stock at $0.01186 per share for an aggregate purchase price of $8,520.26, in accordance with a vesting schedule. The shares vested as to 359,201 shares on January 8, 2020, and the remaining 359,202 shares vest in 12 equal quarterly installments of 29,933 shares on the last day of each fiscal quarter. Any non-vested shares are being held in escrow by the Company in accordance with the terms of the Mansour RSPA.

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

On December 2, 2020, the Company entered into and closed a Securities Purchase Agreement with an accredited investor pursuant to which the accredited investor invested $50,000 (the “Offering”) into the Company in consideration of a promissory note (the “Note”) and a common stock purchase warrant (the “Warrant”) to acquire 400,000 shares of common stock. The Warrant is exercisable for a period of five years at an exercise price of $0.10. The Note bears interest of 10% and is payable nine (9) months from the date of issuance. The Note is secured by a pledge of 1,000,000 issued and outstanding shares of Series B Preferred Stock of the Company held by the Company’s preferred shareholder, Principal Holdings, LLC (“Principal Holdings”), pursuant to a stock pledge agreement entered into between the accredited investor and Principal Holdings. Prior to the maturity date of the Note, the accredited investor may elect to convert the interest accrued on the Note into shares of common stock of the Company at a conversion rate of $0.20 per share (the “Interest Conversion Price”), provided, however, that upon the closing of the next financing following the closing of the Offering in which the Company sells shares of common stock or securities that are convertible into shares of common stock in excess of $1,000,000 (the “Subsequent Financing”), the Interest Conversion Price will be adjusted to equal such price per share or conversion price utilized in such Subsequent Financing, provided, however, that in no event will the Interest Conversion Price be increased and such adjustment to the Interest Conversion Price will be a one-time event.

On December 3, 2020, the Company entered into and closed a Securities Purchase Agreement with an accredited investor pursuant to which the accredited investor invested $50,000 into the Company in consideration of a convertible debenture (the “Debenture”) and a common stock purchase warrant (the “Warrant”) to acquire 400,000 shares of common stock. The Warrant is exercisable for a period of five years at an exercise price of $0.10. The Debenture bears interest of 10% and is payable on the earlier of the Company closing a financing in excess of $1,000,000 or nine (9) months from the date of issuance. The Debenture is convertible into shares of common stock at the price per share equal to 120% of the market price of the Company’s listed common stock on the date of such conversion (the “Conversion Price”). In the event the Debenture is not paid in full by the maturity date, then the Company shall be obligated to issues shares of common stock to the accredited investor as liquidated damages in the amount equal to the principal and interest outstanding under the Debenture multiplied by $0.25 per month, which such product will be divided by the Conversion Price then in place. Such liquidated damages will be paid on a monthly basis until the Debenture is paid in full. The accredited investor has agreed to restrict his ability to convert the Debenture or exercise his Warrant and receive shares of common stock such that the number of shares of common stock held by him after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock.

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

The primary mailing address for the Company is 555 Madison Avenue, 5th Floor, New York, New York 10022. The Company’s telephone number is (646) 202-2897. The Company’s website is https://www.sentientbrands.com/.

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

RESULTS OF OPERATIONS

Comparison of Results of Operations for the Year Ended December 31, 2020 and the Year Ended December 31, 2019

Revenue

We did not generate revenue for the years ended December 31, 2020 and 2019.

Operating Expenses

For the years ended December 31, 2020 and 2019

	For the Year Ended December 31, 2020	For the Year Ended December 31, 2019
Selling and advertising expense	$54,182	$600
Professional fees	342,016	48,758
Management fees	210,636	108,071
Other general and administrative	188,172	71,778
	$795,006	$229,207

●	Our selling and advertising expense mainly includes our marketing and sales staff’s salaries and related benefits, and travel and entertainment costs incurred by our sales department. Selling expense totaled $54,182 for the year ended December 31, 2020, while we incur $600 selling expense for the year ended December 31, 2019.
●	Professional fees primarily consisted of accounting fees, legal service fees, consulting fees, investor relations service charges and other fees incurred for service related to becoming and being a public company. For the years ended December 31, 2020 and December 31, 2019, professional fees amounted to $342,016 and $48,758, respectively, an increase of $293,258. The increase was mainly attributable to an increase in fees of approximately $120,000 incurred for services performed by our marketing consultant, and an increase in legal services fees of approximately $143,819,000, and an increase in accounting expenses of approximately $32,300 resulting from our business expansion. We expect professional fees to increase as we incur significant costs associated with our public company reporting requirements, and costs associated with newly applicable corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002 and other rules implemented by the Securities and Exchange Commission.
●	Management fees primarily consisted of compensation of our Chief Operating officer and Chief Marketing Officer, and the President of our wholly owned subsidiary, Cannavolve.

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

The following table sets forth the cash and non-cash compensation for the fiscal years ended December 31, 2020 and 2019, awarded to or earned by Mr. Jones, Cannavolve’s principal executive officer.

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

Name of Beneficial Owner (1)	Common Stock Beneficially Owned (11)	Percentage of Common Stock (2)
Officers and Directors
George Furlan * (3)	5,028,821	9.90
James Mansour * (4)	5,028,821	9.90
Dante Jones * (5)	763,798	1.50
All officers and directors as a group (3 persons)	10,821,440	14.57

5% Stockholders
Principal Holdings, LLC, (6)	8,292,187	16.32
Bogaard Holdings LLC (7)	5,028,821	9.90
Pure Energy 714 LLC (8)	4,425,988	8.72
Gregg Templeton (9)	5,028,821	9.90
Bagel Hole Inc. (10)	3,044,139	5.99%
Frank Gallo	3,478,020	6.84%

*	Officer and/or director of the Company

(1)	Except as otherwise indicated, the address of each beneficial owner is c/o Sentient Brands Holdings Inc., 555 Madison Avenue, 5th Floor, New York, NY 10022.

(2)	Applicable percentage ownership is based on 50,782,116 shares of common stock outstanding as of April 14, 2021, together with securities exercisable or convertible into shares of common stock within 60 days of April 14, 2021 for each stockholder. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of April 14, 2021 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(3)	On December 26, 2019, the Company and George Furlan entered into a Restricted Stock Purchase Agreement pursuant to which the George Furlan purchased from the Company an aggregate of 5,028,821 restricted shares of common stock (the “Furlan Shares”) at $0.01186 per share in consideration of an aggregate purchase price of $8,520.26. 1,676269 of the Furlan Shares vested on December 26, 2019 and the remaining 3,352,552 Furlan Shares shall vest in 12 quarterly installments of 279,377 Furlan Shares thereafter. (Furlan Shares reflected on a post-forward split basis.)

(4)	On January 8, 2020, the Company and James Mansour entered into a Restricted Stock Purchase Agreement pursuant to which the James Mansour purchased from the Company an aggregate of 5,028,821 restricted shares of common stock (the “Mansour Shares”) at $0.01186 per share in consideration of an aggregate purchase price of $8,520.26. 2,514,407 of the Mansour Shares vested on January 8, 2020 and the remaining 2,514,414 Mansour Shares shall vest in 12 quarterly installments of 209,531 Mansour Shares thereafter.

(5)	Dante Jones received the shares of common stock of the Company in connection with the Agreement and Plan of Reorganization entered into and closed between the Company and Jaguaring Company, d/b/a Cannavolve, on February 14, 2020.

(6)	Principal Holdings, LLC is owned and controlled solely by Danielle Doukas.

(7)	Bogaard Holdings LLC is owned and controlled by Jelena Vadanjel.

(8)	Pure Energy 714 LLC is owned and controlled by Louis Sorrentino.

(9)	Gregg Templeton is a former employee of the Company.

(10)	Bagel Hole Inc. is owned and controlled solely by Philip Romanzi, the Company’s former sole officer and director.

(11)	On March 2, 2021, the Company effected a 7:1 forward stock split of its issued and outstanding shares of common stock. All shares of common stock reflected in the above table, and in any corresponding footnotes, are accounted for on a post-forward split basis.

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

	December 31, 2020	December 31, 2019
Audit Fees	$20,500	$10,000
Audit Related Fees	9,975	4,000
Tax Fees	—	—
All Other Fees	—	—
Totals	$30,475	$14,000

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

ITEM 15. EXHIBITS

Exhibit No.	Exhibit Description

2.1	Reorganization Agreement between Intelligent Buying Inc. and Jaguaring Company d/b/a Cannavolve, and the Cannavolve shareholders listed in the agreement, dated March 13, 2019 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 19, 2019).

2.2	Amended Reorganization Agreement between Intelligent Buying Inc. and Jaguaring Company d/b/a Cannavolve and the Cannavolve shareholders listed in the agreement, dated April 27, 2019 (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 6, 2019).

2.3	Amendment No. 1 to Reorganization Agreement between Intelligent Buying Inc. and Jaguaring Company d/b/a Cannavolve, and the Cannavolve shareholders listed in the agreement, dated April 27, 2019 (incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed with the SEC on May, 6 2019).

2.4	Second Amended Agreement and Plan of Reorganization between Intelligent Buying Inc. and Jaguaring Company d/b/a Cannavolve Holdings, the Cannavolve Shareholders listed in the agreement dated January 2, 2020 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 8, 2020).

2.5	Termination Agreement of the Reorganization between Intelligent Buying Inc. and Jaguaring Company d/b/a Cannavolve Holdings, the Cannavolve Shareholders listed in the agreement dated February 12, 2020. (Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 14, 2020).

2.6	Agreement and Plan of Reorganization by and among Intelligent Buying Inc., Jaguaring Company d/b/a Cannavolve Holdings and the Cannavolve Shareholders listed in the agreement dated February 14, 2020. (Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 14, 2020).

2.7	Form of Agreement and Plan of Merger by and among Sentient Brands Holdings Inc., a California corporation, and Sentient Brands Holdings Inc., a Nevada corporation, dated January 28, 2021.

3.1	Articles of Incorporation of Intelligent Buying Inc. and Certificate of Amendment of Articles of Incorporation of Intelligent Buying, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form SB-2 filed with the SEC on April 17, 2006).

3.2	Bylaws of Intelligent Buying, Inc. (Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 14, 2020).

3.3	Certificate of Determination for Series A Convertible Preferred Stock of Intelligent Buying, Inc. (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form SB-2 filed with the SEC on April 17, 2006).

3.4	Certificate of Determination for Series B Preferred Stock of Intelligent Buying, Inc. (Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 14, 2020).

3.5	Certificate of Amendment of Articles of Incorporation of Intelligent Buying Inc., a California corporation. (Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on March 3, 2021).

3.6	Articles of Incorporation of Sentient Brands Holdings Inc., a Nevada corporation. (Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on March 3, 2021).

3.7	Bylaws of Sentient Brands Holdings Inc., a Nevada corporation. (Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on March 3, 2021).

4.1	Form of 10% Promissory Note of Intelligent Buying, Inc. issued to an accredited investor dated December 2, 2020.

4.2	Form of Securities Purchase Agreement by and among Intelligent Buying, Inc. and an accredited investor dated December 2, 2020.

4.3	Form of Stock Purchase Warrant of Intelligent Buying, Inc. issued to an accredited investor dated December 2, 2020.

4.4	Form of Stock Pledge Agreement issued by an affiliate of Intelligent Buying, Inc. to an accredited investor dated December 2, 2020.

4.5	Form of 10% Convertible Debenture of Intelligent Buying, Inc. issued to an accredited investor dated December 3, 2020

4.6	Form of Securities Purchase Agreement by and among Intelligent Buying, Inc. and an accredited investor dated December 3, 2020.

4.7	Form of Stock Purchase Warrant of Intelligent Buying, Inc. issued to an accredited investor dated December 3, 2020.

3.4	Certificate of Determination for Series B Preferred Stock of Intelligent Buying, Inc. (Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 14, 2020).

10.1	Convertible Promissory Note of Intelligent Buying Inc. issued to PureEnergy714 LLC2019 (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 19, 2019).

10.2	Convertible Promissory Note issued by Jaguaring, Inc. d/b/a Cannavolve (incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed with the SEC on March 19, 2019).

10.3	Form of Subscription Agreement for Rule 506 Offering. (Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 14, 2020).

10.4#	Executive Consulting Agreement between Intelligent Buying, Inc. and James Mansour dated January 8, 2020. (Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 14, 2020).

10.5#	Employment Agreement between Intelligent Buying, Inc. and George V. Furlan dated December 2019. (Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 14, 2020).

10.6	Independent Contractor Agreement between Jaguaring Inc. d/b/a Cannavolve and Dante Jones dated May 1, 2019. (Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 14, 2020).

10.7	Office Agreement for Jaguaring Inc. d/b/a Cannavolve dated May 23, 2018. (Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 14, 2020).

10.8	Promissory Note issued by Jaguaring Inc. d/b/a Cannavolve dated June 6, 2019. (Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 14, 2020).

10.9	Employment Agreement between Intelligent Buying, Inc. and Gregg Templeton dated February 28, 2019. (Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 14, 2020).

10.10	Office Agreement for Jaguaring Inc. d/b/a Cannavolve dated May 23, 2018. (Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 14, 2020).

10.11	Promissory Note issued by Jaguaring Inc. d/b/a Cannavolve dated June 11, 2019. (Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 14, 2020).

10.12	Promissory Note issued by Jaguaring Inc. d/b/a Cannavolve dated June 6, 2019. (Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 14, 2020).

10.13#	Restricted Stock Purchase Agreement between Intelligent Buying, Inc. and James Mansour.

10.14#	Restricted Stock Purchase Agreement between Intelligent Buying, Inc. and George Furlan. (Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 14, 2020).

10.15	Share Exchange Agreement dated as of May 28, 2020 by and among Intelligent Buying Inc., and the shareholders of Jaguaring Company d/b/a Cannavolve Holdings. (Incorporated by reference to the Form 10-K Annual Report filed with the Securities and Exchange Commission on May 29, 2020).

14.1	Code of Ethics of Intelligent Buying, Inc. (incorporated by reference to Exhibit 14.1 to the Company’s Registration Statement on Form SB-2 filed with the SEC on April 17, 2006).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer & Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith
#	Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sentient Brands Holdings Inc.

Dated: April 30, 2021	By:	/s/ George Furlan
George Furlan
Interim Chief Executive Officer and Interim President
(Principal Executive Officer)

Dated: April 30, 2021	By:	/s/ George Furlan
George Furlan
Interim Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ George Furlan	Interim Chief Executive Officer and Interim President	April 30, 2021
George Furlan	(Principal Executive Officer)

/s/ George Furlan	Interim Chief Financial Officer	April 30, 2021
George Furlan	(Principal Financial Officer)

/s/ James Mansour	Chief Marketing Officer	April 30, 2021
James Mansour

/s/ Dante Jones	Director	April 30, 2021
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

/s/ Boyle CPA, LLC

We have served as the Company’s auditor since 2019

Bayville, NJ
April 15, 2021

361 Hopedale Drive SE	P (732) 822-4427
Bayville, NJ 08721	F (732) 510-0665

SENTIENT BRANDS HOLDINGS INC. (FORMERLY INTELLIGENT BUYING, INC.) AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2020	December 31, 2019
ASSETS
CURRENT ASSETS
Cash	$68,047	$9,024
Loan Receivable	—	17,611
Advances to Supplier	154,893	123,000
TOTAL CURRENT ASSETS	222,940	149,635

FIXED ASSETS (net of Depreciation)	36,803	2,546
OTHER ASSETS
Deposit	—	12,043
TOTAL ASSETS	$259,743	$164,224
LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$246,100	$147,468
Notes Payable	230,134	170,045
Convertible notes payable	120,758	70,758
PPP loan	231,500	—
TOTAL CURRENT LIABILITIES	828,492	388,271
STOCKHOLDERS’ DEFICIENCY
Preferred Stock – Par Value of $0.001; 25,000,000 shares authorized; 1,000.000 and 0 shares issued and outstanding as of September 30, 2020 and December 31, 2019	1,000	—
Common Stock - Par Value of $0.001; 50,000,000 shares authorized; 7,254,588 and 7,975,003 shares issued and outstanding as of December 31, 2020 and 2019	7,254	7,975
Additional paid-in capital	1,376,884	905,604
Accumulated deficit	(1,953,887)	(1,137,626)
TOTAL STOCKHOLDERS’ DEFICIENCY	(568,749)	(224,047)
TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIENCY	$259,743	$164,224

The accompanying notes are an integral part of these consolidated financial statements

SENTIENT BRANDS HOLDINGS INC. (FORMERLY INTELLIGENT BUYING, INC.) AND SUBSIDIARIES
STATEMENTS OF OPERATIONS

	For the year ended December 31,
	2020	2019
REVENUES:	$7,017	$—
TOTAL REVENUES- Net	7,017

Cost of sales	4,724

Gross Profit	2,293	—

Operating Expenses
Advertising and Marketing	32,162	600
Selling Expenses	22,020
General and Administrative	135,654	71,778
Legal and Professional	342,016	48,758
Office rent	16,351
Management Fees	210,636	108,071
Product development cost	28,750	—

TOTAL OPERATING EXPENSES	787,589	229,207

LOSS FROM OPERATIONS	(785,296)	(229,207)

INCOME TAX PROVISION
Other Income (Expenses)	(30,965)	(23,236)
NET LOSS	$(816,261)	$(252,443)

NET LOSS PER COMMON SHARE – BASIC AND DILUTED	(0.114)	$(0.034)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	7,154,602	7,321,720

The accompanying notes are an integral part of these consolidated financial statements

SENTIENT BRANDS HOLDINGS INC. (FORMERLY INTELLIGENT BUYING, INC.) AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	for the year ended
	December 31,
	2020	2019
OPERATING ACTIVITIES:
Net loss	$(816,261)	$(252,443)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation Expenses	5,020	509
Write off receivables and inventory	12,042
Changes in operating assets and liabilities:
Accounts Receivables	—
Inventory	(27,560)
Loans receivables	17,611	(17,611)
Advances to supplier	(11,874)	(123,000)
Accounts payable and accrued expenses	111,261	120,806
NET CASH USED IN OPERATING ACTIVITIES	(709,761)	(271,739)
INVESTMENT ACTIVITIES:
Purchase of office equipment	(39,277)	(3,056)
Deposit
NET CASH USED IN INVESTMENT ACTIVITIES	(39,277)	(3,056)
FINANCING ACTIVITIES:
Proceeds of notes payable	80,001
Payment of loans payable	—	84,128
Proceeds from short term loan	256,500	—
Net proceeds from issuance of common stock	471,560	146,562
NET CASH PROVIDED BY FINANCING ACTIVITIES	808,061	230,690
INCREASE (DECREASE) IN CASH	59,023	(44,105)

CASH-BEGINNING OF PERIOD	9,024	53,129
CASH-END OF PERIOD	$68,047	$9,024
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$—	$—
Taxes	$—	$—

The accompanying notes are an integral part of these consolidated financial statements

SENTIENT BRANDS HOLDINGS INC. (FORMERLY INTELLIGENT BUYING, INC.) AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY
For the Year Ended
December 31,2020 and 2019

	Common Stock		Preferred Stock		Additional Paid in	Accumulated	Total
	Shares	Amount	Shares	Amount	Capital	Deficit
Balance December 31, 2019	7,975,003	$7,975		$—	$905,604	$(1,137,626)	$(224,047)
Common stock issued
Share exchange	861,738	862	1,000,000	1,000	125,852		127,714
Issuance of common stock	2,532,200	2,531			397,469		400,000

Common stock cancelled	(4,114,353)	(4,114)			4,114		—
Adjustment to paid in capital					(56,155)		(56,155)
Net loss for the year ended December 31, 2020						(816,261)	(816,261)
Balances December 31, 2020	7,254,588	7,254	1,000,000	1,000	1,376,884	(1,953,887)	(568,749)

Balance - December 31, 2018	7,256,600	7,257	—	—	759,761	(885,183)	(118,165)
Common stock issued	718,403	718			145,843		146,561
Net loss for year ended December 31, 2019						(252,443)	(252,443)
Balances December 31, 2019	7,975,003	$7,975	—	—	$905,604	(1,137,626)	$(224,047)

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

Income Taxes

The Company’s income tax benefit differs from the expected income tax benefit by applying the U.S. Federal statutory rate of 21% to net income (loss) as follows:

The tax effects of temporary differences that give rise to the Company’s net deferred tax liability as of December 31, 2020 and 2019 are as follows:

	Year Ended December 31
	2020	2019
Deferred Tax Assets
Net Operating Losses	$358,200	$273,040
Less: Valuation Allowance	(358,200)	(273,040)
Deferred Tax Assets – Net	$—	$—

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

NOTE 5. NOTES PAYABLE

On December 2, 2020, we issued a promissory note to an accredited investor in consideration for $50,000 with interest at the rate of 10% per annum from the issue date, and also issued to the accredited investor a common stock purchase warrant (the “Warrant”) to acquire 400,000 shares of common stock. The Warrant is exercisable for a period of five years at an exercise price of $0.10. This note will mature on the earlier of (i) closing of the next equity financing of at least $1,000,000 or (ii) September 2, 2021 (maturity date). The holder, at its sole election, may convert the interest accrued on this note into shares of stock of the company at $0.20 per share.

On December 3, 2020, we issued a convertible debenture to an accredited investor in consideration for $50,000 with interest at the rate of 10% per annum from the issue date, and also issued to the accredited investor a common stock purchase warrant (the “Warrant”) to acquire 400,000 shares of common stock. The Warrant is exercisable for a period of five years at an exercise price of $0.10.. This debenture is convertible at the election of the holder into shares of common stock at the price per share equal to 120% of the market price of the Company’s listed common stock on the date of such conversion.

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

