Form 10-Q
period 2021-03-31
SENTIENT BRANDS HOLDINGS INC.
filed 2021-05-17
CIK 1358633

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of May 17, 2021, 50,782,116 shares of common stock, par value $0.001 per share, were issued and outstanding.

SENTIENT BRANDS HOLDINGS INC.

FORM 10-Q

March 31, 2021

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

Unless otherwise indicated, references in this report to “we,” “us” or the “Company” refer to Sentient Brands Holdings Inc. and its subsidiaries.

ii

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

SENTIENT BRANDS HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2021	December 31, 2020
ASSETS
CURRENT ASSETS
Cash	$12,318	$68,047
Advances to Supplier	—	154,893
Inventory	258,804	—
TOTAL CURRENT ASSETS	271,122	222,940

FIXED ASSETS (net of Depreciation)	35,548	36,803

TOTAL ASSETS	$306,670	$259,743
LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$369,097	$246,100
Notes Payable	120,758	120,758
Convertible notes payable	240,134	230,134
PPP Loan	231,500	231,500
TOTAL CURRENT LIABILITIES	961,489	828,492
STOCKHOLDERS’ DEFICIENCY
Preferred Stock – Par Value of $0.001; 25,000,000 shares authorized; 1,000,000 and 1,000,000 shares issued and outstanding as of March 31, 2021 and December 31, 2020	1,000	1,000
Common Stock - Par Value of $0.001; 500,000,000 shares authorized; 50,782,116 and 50,782,116 shares issued and outstanding as of March 31, 2021 and December 31, 2020	50,782	50,782
Additional paid-in capital	1,333,356	1,333,356
Accumulated deficit	(2,039,957)	(1,953,887)
TOTAL STOCKHOLDERS’ DEFICIENCY	(654,819)	(568,749)
TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIENCY	$306,670	$259,743

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SENTIENT BRANDS HOLDINGS INC. AND SUBSIDIARIES

UNAUDITED STATEMENTS OF OPERATIONS

	The three months ended March 31,
	2021	2020

REVENUES:	$—	$6,783
TOTAL REVENUES	—	6,783

Cost of sales		3,958

Gross Profit	—	2,825

Operating Expenses
Advertising and Marketing	—	30,852
Selling Expenses	—	9,974
General and Administrative	4,861	40,070
Legal and Professional	66,807	131,009
Office rent	40	14,477
Management Fees	21,000	61,849
Product development cost	112	18,689

TOTAL OPERATING EXPENSES	92,820	306,920

LOSS FROM OPERATIONS	(92,820)	(304,095)

INCOME TAX PROVISION	—	—
Other Income (Expenses)	6,750	(58,578)
NET LOSS	$(86,070)	$(362,673)

NET LOSS PER COMMON SHARE – BASIC AND DILUTED	$(0.002)	$(0.007)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	50,782,116	52,711,029

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENTIENT BRANDS HOLDINGS INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY

For the Three months ended March 31, 2021

	Common Stock		Preferred Stock		Additional Paid in	Accumulated
March 31, 2021	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance - December 31, 2020	50,782,116	$50,782	1,000,000	$1,000	$1,333,356	$(1,953,887)	$(568,749)

Net loss	—	—	—	—	—	(86,070)	(86,070)
March 31,2021	50,782,116	$50,782	1,000,000	$1,000	$1,333,356	$(2,039,957)	$(654,819)

March 31, 2020
Balance December 31, 2019	55,825,021	$55,825	—	$—	$857,754	$(1,137,626)	$(224,047)
Common stock issued
Share exchange	4,914,777	4,915	1,000,000	$1,000	121,480	—	127,395

Issuance of common stock	17,725,400	17,725	—	—	382,275	—	400,000

Common stock cancelled	(28,800,471)	(28,800)	—	—	28,800	—	—

Net loss	—	—	—	—	—	(362,673)	(362,673)

Balances March 31, 2020	49,664,727	$49,665	1,000,000	$1,000	$1,390,309	$(1,500,299)	$(59,325)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENTIENT BRANDS HOLDINGS INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months ended
	March 31,
	2021	2020
OPERATING ACTIVITIES:
Net loss	$(86,070)	$(362,673)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation Expense	1,255	755
Accounts payable written off
Changes in operating assets and liabilities:
Loans receivables	—	17,611
Inventory	(258,804)	—
Advances to supplier	154,893	(11,874)
Accounts payable and accrued expenses	122,997	(40,000)
NET CASH USED IN OPERATING ACTIVITIES	(65,729)	(396,181)
INVESTMENT ACTIVITIES:
Purchase of office equipment
Deposit
NET CASH USED IN INVESTMENT ACTIVITIES	—	—
FINANCING ACTIVITIES:
Proceeds (Payment) of loan payable – other	10,000	(20,000)
Net proceeds from issuance of common stock	—	410,685
NET CASH PROVIDED BY FINANCING ACTIVITIES	10,000	390,685

INCREASE (DECREASE) IN CASH	(55,729)	(5,496)

CASH-BEGINNING OF PERIOD	68,047	53,129
CASH-END OF PERIOD	$12,318	$47,633

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$—	$—
Taxes	$—	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENTIENT BRANDS HOLDINGS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

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

In connection with the above, the Company filed an Issuer Company-Related Action Notification Form with the Financial Industry Regulatory Authority. The Forward Stock Split and the Name Change was implemented by FINRA on March 2, 2021. Our symbol on OTC Markets was INTBD for 20 business days from March 2, 2021 (the “Notification Period”). Our new CUSIP number is 81728V 102. As a result of the name change, our symbol was changed to “SNBH” following the Notification Period. All share and per share information has been retroactively adjusted to reflect this forward stock split.

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

Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2020 filed with the Securities and Exchange Commission on April 30, 2021.

Going concern

The Company currently has limited operations. These unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business.

As reflected in the accompanying unaudited consolidated financial statements, the Company had an accumulated deficit of $2,039,957 at March 31, 2021 and had a net loss and net cash flow used in operating activities of $ 65,729 and $396,181 for the three months ended March 31, 2021 and 2020, respectively. The Company has a limited operating history, and its continued growth is dependent upon the continuation of selling its products; hence generating revenues and obtaining additional financing to fund future obligations and pay liabilities arising from normal business operations. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital, implement its business plan, and generate significant revenues. There are no assurances that the Company will be successful in its efforts to generate significant revenues, maintain sufficient cash balance or report profitable operations or to continue as a going concern. The Company plans on raising capital through the sale of equity or debt instruments to implement its business plan. However, there is no assurance these plans will be realized and that any additional financings will be available to the Company on satisfactory terms and conditions, if any.

The accompanying unaudited condensed consolidated financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

NOTE 3. SIGNIFICANT ACCOUNTING POLICIES

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

Revenue Recognition

During the three months ended March 31, 2021 our revenue recognition policy was in accordance with ASC 605, “Revenue Recognition”, which requires the recognition of sales following five steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or as) the entity satisfies a performance obligation.

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

During the three months ended March 31, 2021 and 2020, there were no stock based awards issued or outstanding.

Fair value of financial instruments

We value our financial assets and liabilities on a recurring basis using the fair value hierarchy established in Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures.

ASC 820 describes three levels of inputs that may be used to measure fair value, as follows:

Level 1 input, which include quoted prices in active markets for identical assets or liabilities.

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

Income Taxes

The Company’s income tax benefit differs from the expected income tax benefit by applying the U.S. Federal statutory rate of 21% to net income (loss) as follows:

Deferred Tax assets	As of March 31, 2021	As of December 31,2020
Net operating losses	$427,809	$358,200
Less: Valuation Allowance	(427,809)	(358,200
Deferred Tax assets – net	$—	$—

NOTE 4. INVENTORIES

Inventories are stated at the lower of cost and net realizable value. Cost is determined using the moving average method and net realizable value is the estimated selling price less costs of disposal in the ordinary course of business. The cost of inventories includes direct costs plus shipping and packaging materials.

As of March 31, 2021 inventories approximately $258,803 are in transit to our storage and fulfilment center located at CN Logistics US, 3 Borinski Road Lincoln Park, NJ 07035.

NOTE 5. CONVERTIBLE NOTES PAYABLE

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

On January 3, 2020, specific terms were reached on the remaining $150,046 of such advances pursuant to an unsecured demand note entered into between the Company and Pure Energy 714 LLC, the terms call for repayment of the advances including interest on any unconverted principal amount at a rate of 12% per annum and a repayment date on or before June 3, 2021 at the rate of 12% per annum. If the demand note is unpaid by June 3, 2021, default interest of 3% monthly will apply. An additional $10,000 was received on March 16, 2021 but subsequently returned in April 20,2021.

The Company has accrued interest of $43,741on these notes.

NOTE 6. PPP Loan

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

NOTE 7. STOCKHOLDERS’ (DEFICIENCY)

Preferred stock

The Company is authorized to issue 25,000,000 shares of Preferred Stock, par value $.001 per share. As of March 31, 2021 and December 30, 2020, 1,000,000 shares of Series B Preferred Stock were issued and outstanding.

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

Common stock

On March 3, 2021 The forward stock split of its outstanding shares of common stock at a ratio of 7 for 1 took effect. The number of authorized shares of common stock from 50,000,000 shares to 500,000,000 shares. All share and per share information has been retroactively adjusted to reflect this forward stock split.

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

NOTE 8. COMMITMENTS AND CONTINGENCIES

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

NOTE 9. SUBSEQUENT EVENTS

On April 27, 2021 (the “Issuance Date”), Sentient Brands Holdings Inc. (the “Company”) entered into a Securities Purchase Agreement with an accredited investor (the “April 2021 Investor”) providing for the sale by the Company to the April 2021 Investor of a 10% Senior Secured Convertible Promissory Note in the principal amount of $315,789 (the “April 2021 Note”, and, the “Financing”). The principal amount of the April 2021 Note includes an Original Issue Discount of $15,789, resulting in $300,000 in total proceeds received by the Company in the Financing. The April 2021 Note is convertible at the option of the April 2021 Investor into shares of common stock of the Company at $0.40 per share. In addition to the April 2021 Note, the April 2021 Investor also received 250,000 shares of common stock of the Company (the “Commitment Shares”), and a common share purchase warrant (the “April 2021 Warrant”, and together with the April 2021 Note and the Commitment Shares, the “Securities”) to acquire 500,000 shares of common stock of the Company. The April 2021 Warrant is exercisable for five years at an exercise price of $0.60. The closing of the Financing in the amount of $300,000 occurred on April 27, 2021.

The company has evaluated subsequent events for recognition and disclosure through May 17, 2021 which is the date the financial statements were available to be issued. No other matters were identified affecting the accompanying financial statements and related disclosures.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition of Sentient Brands Holdings Inc. for the three months ended March 31, 2021 and 2020 should be read in conjunction with the Sentient Brands Holdings Inc. unaudited condensed consolidated financial statements and the notes thereto contained elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors, Special Note Regarding Forward-Looking Statements and Business sections in our Form 10-K as filed with the Securities and Exchange Commission on April 15, 2021. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements .

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

Ouevre

Oeuvre - ”A Body of Art” – is the next product line we plan to launch in Spring 2021 and is intended to be a next generation CBD luxury skin care line and lifestyle brand. Planned product offerings under this line include:

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

The foregoing information is a summary of each of the matters described above, is not complete, and is qualified in its entirety by reference to the full text of the exhibits, each of which is attached an exhibit to this Form 10-Q Quarterly Report. Readers should review those exhibits for a complete understanding of the terms and conditions associated with this matter.

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

RESULTS OF OPERATIONS

Comparison of Results of Operations for the Three Months ended March 31, 2021 and 2020

Revenue

We acquired Cannavolve on February 14, 2020 where we consolidated our financial statements since then. The Company provides advisory and operational services to hemp and ancillary cannabis companies, serving as a full-service business accelerator working with startups and emerging brands nationwide. The Company accelerates customer’s businesses through a proven model of funding; operations; product launches; and ongoing sales, marketing, and expansion into new markets. Each customer arrangement is unique and revenue is recognized, both over time and at a point in time, depending upon the performance obligations stated in the contract. During the three months ending March 31, 2021 and 2020, we did not generate revenue for the three month period ending March 31, 2020.

Operating Expenses

For the three months ended March 31, 2021 and 2020, operating expenses consisted of the following:

	2021	2020
Advertising and Marketing	—	30,852
Selling Expenses	—	9,974
General and Administrative	4,861	40,070
Legal and Professional	66,807	131,009
Office rent	40	14,477
Management Fees	21,000	61,849
Product development cost	112	18,689

TOTAL OPERATING EXPENSES	92,820	306,920

●	Our advertising and marketing mainly include consulting fees for branding, social media and creation of marketing materials for our brand.
●	Selling expense mainly includes our marketing and sales staff’s salaries and related benefits, and travel and entertainment costs incurred by our sales department.
●	Legal and professional fees primarily consisted of accounting fees, legal service fees, consulting fees, investor relations service charges and other fees incurred for service related to becoming and being a public company. For three months ended March 31, 2021, professional fees increase over the same period in 2020 as mainly attributable to an increase in fees of approximately $15.000 incurred for services performed by our marketing consultant, and an legal services fees of approximately $40,000. We expect professional fees to increase as we incur significant costs associated with our public company reporting requirements, and costs associated with newly applicable corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002 and other rules implemented by the Securities and Exchange Commission.
●	Office rent are monthly lease payments for our principal executive offices in New York.
●	Our management fees comprise mainly of salaries paid our management staff. The nine months period ending March 31, 2021 the increase in management fee mainly attributable to the salaries of our Chief Financial Officer and directors approximately $21,000.
●	Product development cost includes packaging supplies and materials, design and marketing consultants approximately $112.00 for the three months period ending March 31, 2021, and 418,689 product development cost incurred for the three months period ending March 31, 2020

Loss from Operations

The Company’s operating loss for the three-month period ended March 31, 2021 and 2020 was $92,820 and $304,095, respectively.

Other Income

We had other income of $6,750 for the three months ended March 31, 2021 consist mainly of gain from settling accounts payables compared with other expenses of $58,578 for the same period ended March 31, 2020 mainly due other business expenses in relation to acquisition of subsidiary companies

Income Taxes

We did not have any income taxes expense for the three months ended March 31, 2021 and 2020 since we incurred losses in the periods.

Net Loss

The Company’s net loss for the three-month period ended March 31, 2021 and 2020 was $86,070 and $362,673, respectively.

Liquidity and Capital Resources

As of March 31, 2021, we had total current assets of $271,122, consisting of $12,318 in cash and $258,804 in inventories. Our total current liabilities as of March 31, 2021 were $901,489. We had a working capital deficit of $690,367 as of March 31, 2021, compared with a working capital deficit of $605,552 as of December 31, 2020.

Cash Flows from Operating Activities

Operating activities used $65,729 in cash for the three months ended March 31, 2021, compared with cash used of $396,181 for the three months ended March 31, 2020. Our negative operating cash flow for the three months ended March 31, 2021 was largely the result of our net loss of $26,070, full payment of inventories $258,804 and offset by decrease in advances from supplier $154,893. Our negative operating cash flow for the three months ended March 31, 2020 was largely the result of the result out net loss of $362,673 partially offset loans receivable of $17,611.

Cash Flows from Financing Activities

 Net cash flows provided by financing activities during the three months ended March 31, 2021 amounted to $10,000 compared with cash flows provided by financing activities of $390,685 for the three months ended March 31, 2020. Our positive cash flows for the three months ended March 31, 2021 consisted of proceeds from loans payable of $10,000. Our positive cash flows for the three months ended March 31, 2020 consisted of proceeds from issuance of common stock of $410,685 offset by $20,000 payments to loans payable.

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

ITEM 1A. RISK FACTORS

Risk factors describing the major risks to our business can be found under Item 1A, “Risk Factors”, in our Annual Report on Form 10-K for the year ended December 31, 2020. There has been no material change in our risk factors from those previously discussed in the Annual Report on Form 10-K.

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

The foregoing information is a summary of each of the matters described above, is not complete, and is qualified in its entirety by reference to the full text of the exhibits, each of which is attached an exhibit to this Form 10-Q Quarterly Report. Readers should review those exhibits for a complete understanding of the terms and conditions associated with this matter.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Exhibit Description

2.1	Reorganization Agreement between Intelligent Buying Inc. and Jaguaring Company d/b/a Cannavolve, and the Cannavolve shareholders listed in the agreement, dated March 13, 2019 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 19, 2019).

2.2	Amended Reorganization Agreement between Intelligent Buying Inc. and Jaguaring Company d/b/a Cannavolve and the Cannavolve shareholders listed in the agreement, dated April 27, 2019 (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 6, 2019).

2.3	Amendment No. 1 to Reorganization Agreement between Intelligent Buying Inc. and Jaguaring Company d/b/a Cannavolve, and the Cannavolve shareholders listed in the agreement, dated April 27, 2019 (incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed with the SEC on May, 6 2019).

2.4	Second Amended Agreement and Plan of Reorganization between Intelligent Buying Inc. and Jaguaring Company d/b/a Cannavolve Holdings, the Cannavolve Shareholders listed in the agreement dated January 2, 2020 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 8, 2020).

2.5	Termination Agreement of the Reorganization between Intelligent Buying Inc. and Jaguaring Company d/b/a Cannavolve Holdings, the Cannavolve Shareholders listed in the agreement dated February 12, 2020. (Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 14, 2020).

2.6	Agreement and Plan of Reorganization by and among Intelligent Buying Inc., Jaguaring Company d/b/a Cannavolve Holdings and the Cannavolve Shareholders listed in the agreement dated February 14, 2020. (Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 14, 2020).

2.7	Form of Agreement and Plan of Merger by and among Sentient Brands Holdings Inc., a California corporation, and Sentient Brands Holdings Inc., a Nevada corporation, dated January 28, 2021. (Incorporated by reference to the Form 10-K Annual Report filed with the Securities and Exchange Commission on April 15, 2021).

3.1	Articles of Incorporation of Intelligent Buying Inc. and Certificate of Amendment of Articles of Incorporation of Sentient Brands Holdings Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form SB-2 filed with the SEC on April 17, 2006).

3.2	Bylaws of Sentient Brands Holdings Inc. (Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 14, 2020).

3.3	Certificate of Determination for Series A Convertible Preferred Stock of Sentient Brands Holdings Inc. (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form SB-2 filed with the SEC on April 17, 2006).

3.4	Certificate of Determination for Series B Preferred Stock of Sentient Brands Holdings Inc. (Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 14, 2020).

3.5	Certificate of Amendment of Articles of Incorporation of Intelligent Buying Inc., a California corporation. (Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on March 3, 2021).

3.6	Articles of Incorporation of Sentient Brands Holdings Inc., a Nevada corporation. (Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on March 3, 2021).

3.7	Bylaws of Sentient Brands Holdings Inc., a Nevada corporation. (Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on March 3, 2021).

4.1	Form of 10% Promissory Note of Intelligent Buying, Inc. issued to an accredited investor dated December 2, 2020. (Incorporated by reference to the Form 10-K Annual Report filed with the Securities and Exchange Commission on April 15, 2021).

4.2	Form of Securities Purchase Agreement by and among Intelligent Buying, Inc. and an accredited investor dated December 2, 2020. (Incorporated by reference to the Form 10-K Annual Report filed with the Securities and Exchange Commission on April 15, 2021).

4.3	Form of Stock Purchase Warrant of Intelligent Buying, Inc. issued to an accredited investor dated December 2, 2020. (Incorporated by reference to the Form 10-K Annual Report filed with the Securities and Exchange Commission on April 15, 2021).

4.4	Form of Stock Pledge Agreement issued by an affiliate of Intelligent Buying, Inc. to an accredited investor dated December 2, 2020. (Incorporated by reference to the Form 10-K Annual Report filed with the Securities and Exchange Commission on April 15, 2021).

4.5	Form of 10% Convertible Debenture of Intelligent Buying, Inc. issued to an accredited investor dated December 3, 2020. (Incorporated by reference to the Form 10-K Annual Report filed with the Securities and Exchange Commission on April 15, 2021).

4.6	Form of Securities Purchase Agreement by and among Intelligent Buying, Inc. and an accredited investor dated December 3, 2020. (Incorporated by reference to the Form 10-K Annual Report filed with the Securities and Exchange Commission on April 15, 2021).

4.7	Form of Stock Purchase Warrant of Intelligent Buying, Inc. issued to an accredited investor dated December 3, 2020. (Incorporated by reference to the Form 10-K Annual Report filed with the Securities and Exchange Commission on April 15, 2021).

4.8	Form of Securities Purchase Agreement. (Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on May 3, 2021).

4.9	Form of Senior Secured Convertible Promissory Note. (Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on May 3, 2021).

4.10	Form of Common Share Purchase Warrant. (Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on May 3, 2021).

4.11	Form of Pledge and Security Agreement. (Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on May 3, 2021).

10.1	Convertible Promissory Note of Intelligent Buying Inc. issued to PureEnergy714 LLC2019 (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 19, 2019).

10.2	Convertible Promissory Note issued by Jaguaring, Inc. d/b/a Cannavolve (incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed with the SEC on March 19, 2019).

10.3	Form of Subscription Agreement for Rule 506 Offering. (Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 14, 2020).

10.4#	Executive Consulting Agreement between Sentient Brands Holdings Inc. and James Mansour dated January 8, 2020. (Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 14, 2020).

10.5#	Employment Agreement between Sentient Brands Holdings Inc. and George V. Furlan dated December 2019. (Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 14, 2020).

10.6	Independent Contractor Agreement between Jaguaring Inc. d/b/a Cannavolve and Dante Jones dated May 1, 2019. (Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 14, 2020).

10.7	Addendum to Independent Contractor Agreement between Jaguaring Inc. d/b/a Cannavolve and Dante Jones dated September 20, 2019. (Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 14, 2020).

10.8	Independent Contractor Agreement between Jaguaring Inc. d/b/a Cannavolve and Eric Swaney dated May 1, 2019. (Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 14, 2020).

10.9	Addendum to Independent Contractor Agreement between Jaguaring Inc. d/b/a Cannavolve and Eric Swaney dated May 1, 2019. (Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 14, 2020).

10.10	Office Agreement for Jaguaring Inc. d/b/a Cannavolve dated May 23, 2018. (Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 14, 2020).

10.11	Promissory Note issued by Jaguaring Inc. d/b/a Cannavolve dated June 11, 2019. (Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 14, 2020).

10.12	Promissory Note issued by Jaguaring Inc. d/b/a Cannavolve dated June 6, 2019. (Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 14, 2020).

10.13	Employment Agreement between Sentient Brands Holdings Inc. and Gregg Templeton dated February 28, 2019. (Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 14, 2020).

10.14#	Restricted Stock Purchase Agreement between Sentient Brands Holdings Inc. and James Mansour. (Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 14, 2020).

10.15#	Restricted Stock Purchase Agreement between Sentient Brands Holdings Inc. and George Furlan. (Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 14, 2020).

10.16	Share Exchange Agreement dated as of May 28, 2020 by and among Intelligent Buying Inc., and the shareholders of Jaguaring Company d/b/a Cannavolve Holdings. (Incorporated by reference to the Form 10-K Annual Report filed with the Securities and Exchange Commission on May 29, 2020).

14.1	Code of Ethics of Sentient Brands Holdings Inc. (incorporated by reference to Exhibit 14.1 to the Company’s Registration Statement on Form SB-2 filed with the SEC on April 17, 2006).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification of Chief Executive Officer & Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith

# Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

SENTIENT BRANDS HOLDINGS INC.

Date: May 17, 2021	By:	/s/ George Furlan
George Furlan
Interim Chief Executive Officer, Interim President and Director (Principal Executive Officer)

Date: May 17, 2021	By:	/s/ George Furlan
George Furlan
Interim Chief Financial Officer (Principal Financial and Accounting Officer)

