Form 10-Q
period 2021-06-30
SENTIENT BRANDS HOLDINGS INC.
filed 2021-08-23
CIK 1358633

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 23, 2021 51,670,387 shares of common stock, par value $0.001 per share, were issued and outstanding.

SENTIENT BRANDS HOLDINGS INC.

FORM 10-Q

June 30, 2021

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

ii

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

SENTIENT BRANDS HOLDINGS INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30, 2021	December 31, 2020
ASSETS
CURRENT ASSETS
Cash	$8,966	$68,047
Advances to Supplier	—	154,893
Inventory	258,781	—
TOTAL CURRENT ASSETS	267,747	222,940

FIXED ASSETS (net of Depreciation)	34,293	36,803

TOTAL ASSETS	$302,040	$259,743
LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$214,215	$246,100
Notes Payable	180,134	180,134
Convertible notes payable	473,389	170,758
PPP Loan	231,500	231,500
TOTAL CURRENT LIABILITIES	1,099,238	828,492
STOCKHOLDERS’ DEFICIENCY
Preferred Stock – Par Value of $0.001; 25,000,000 shares authorized; 1,000,000 and 1,000,000 shares issued and outstanding as of June 30, 2021 and December 31, 2020	1,000	1,000
Common Stock - Par Value of $0.001; 500,000,000 shares authorized; 51,670,387 and 50,782,116 shares issued and outstanding as of June 30, 2021 and December 31, 2020	51,882	50,782
Additional paid-in capital	1,333,356	1,333,356
Accumulated deficit	(2,183,436)	(1,953,887)
TOTAL STOCKHOLDERS’ DEFICIENCY	(797,198)	(568,749)
TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIENCY	$302,040	$259,743

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SENTIENT BRANDS HOLDINGS INC.

STATEMENTS OF OPERATIONS

( UNAUDITED)

	Three months ended June 30		Six months ended June 30
	2021	2020	2021	2020

Sales	$125	$12,270	$125	$19,053
Cost of sales	23	5,551	23	9,509

Gross Profit	102	6,719	102	9,544

Operating Expenses
Advertising and Marketing	12,800	1,310	12,800	32,162
Selling Expenses	—	12,046	—	22,020
General and Administrative	5,624	89,151	10,485	129,221
Legal and Professional	55,070	88,724	121,877	219,733
Office rent	418	1,874	458	16,351
Management Fees	21,000	91,177	42,000	153,026
Product development cost	2,773	7,511	2,885	26,200
Interest Expenses	43,266		43,266
TOTAL OPERATING EXPENSES	140,951	291,793	233,771	598,713

LOSS FROM OPERATIONS	(140,849)	(285,074)	(233,669)	(589,169)
Other Income (Expenses)
Discount amortization	(2,630)		(2,630)
Other income	—	58,578	6,750	—
NET LOSS	$(143,479)	$(226,496)	$(229,549)	$(589,169)

NET LOSS PER COMMON SHARE – BASIC AND DILUTED	$(0.003)	$(0.004)	$(0.005)	$(0.011)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	50,782,116	50,782,116	50,782,116	52,711,029

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENTIENT BRANDS HOLDINGS INC.

STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

(UNAUDITED)

					Additional
	Common Stock		Preferred Stock		Paid in	Accumulated
June 30, 2021	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance - December 31, 2020	50,782,116	$50,782	1,000,000	$1,000	$1,333,356	$(1,953,887)	$(568,749)
Net loss	—	—	—	—	—	(86,070)	(86,070)
March 31, 2021	50,782,116	$50,782	1,000,000	$1,000	$1,333,356	$(2,039,957)	$(654,819)
Issuance of common stock	1,100,000	1,100	—	—	—		1,100
Net Loss						(143,479)	(143,479)
Balances June 30, 2021	51,670,387	$51,882	1,000,000	$1,000	$1,333,356	$(2,183,436)	$(797,198)

June 30, 2020
Balance December 31, 2019	55,825,021	$55,825	—	$—	$857,754	$(1,137,626)	$(224,047)
Common stock issued
Share exchange	4,914,777	4,915	1,000,000	$1,000	121,480	—	127,395
Issuance of common stock	17,725,400	17,725	—	—	382,275	—	400,000
Common stock cancelled	(28,800,471)	(28,800)	—	—	28,800	—	—
Net loss	—	—	—	—	—	(362,673)	(362,673)
Balance March 31, 2020	49,664,727	$49,665	1,000,000	$1,000	$1,390,309	$(1,500,299)	$(59,325)
Common stock issued		159					159
Adjustment to paid in capital	1,117,389				(55,995)		(55,995)
Net loss			—	—		(167,918)	(167,918)
Balance June 30, 2020	50,782,116	$49,824	1,000,000	$1,000	$1,390,309	$(1,668,217)	$(283,079)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENTIENT BRANDS HOLDINGS INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months ended
	June 30,
	2021	2020
OPERATING ACTIVITIES:
Net loss	$(229,548)	$(530,591)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation Expense	2,510	2,510
Accounts payable written off
Changes in operating assets and liabilities:
Accounts receivables		(67,500)
Loans receivables	—	7,611
Inventory	(258,781)	(27,560)
Advances to supplier	154,893	(11,874)
Accounts payable and accrued expenses	(31,885)	(36,127)
NET CASH USED IN OPERATING ACTIVITIES	(362,811)	(663,531)
INVESTMENT ACTIVITIES:
Purchase of office equipment		(39,277)
Deposit
NET CASH USED IN INVESTMENT ACTIVITIES	—	(39,277)
FINANCING ACTIVITIES:
Proceeds (Payment) of loan payable – other	—	(20,000)
Proceeds from short term loan	—	256,500
Proceeds from Convertible notes	302,630
Net proceeds from issuance of common stock	1,100	471,560
NET CASH PROVIDED BY FINANCING ACTIVITIES	303,730	708,060

INCREASE (DECREASE) IN CASH	(59,081)	5,252

CASH-BEGINNING OF YEAR	68,047	9,024
CASH-END OF the quarter.	$8,966	$14,276

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$5,263	$—
Taxes	$—	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENTIENT BRANDS HOLDINGS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

NOTE 1. ORGANIZATION AND NATURE OF OPERATIONS

Business description

The financial statements presented are those of Sentient Brands Holdings Inc. (the “Company”). The Company was incorporated under the laws of the State of California on March 22, 2004, and until October 2016 was in the business of media advertising and acquiring high-end computer and networking equipment from resellers and end-users and then reselling this equipment at discounted prices.

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

As reflected in the accompanying unaudited consolidated financial statements, the Company had an accumulated deficit of $2,142,889 at June 30, 2021 and had a net loss and net cash flow used in operating activities of $ 350,290 and $663,531 for the six months ended June 30, 2021 and 2020, respectively. The Company has a limited operating history, and its continued growth is dependent upon the continuation of selling its products; hence generating revenues and obtaining additional financing to fund future obligations and pay liabilities arising from normal business operations. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital, implement its business plan, and generate significant revenues. There are no assurances that the Company will be successful in its efforts to generate significant revenues, maintain sufficient cash balance or report profitable operations or to continue as a going concern. The Company plans on raising capital through the sale of equity or debt instruments to implement its business plan. However, there is no assurance these plans will be realized and that any additional financings will be available to the Company on satisfactory terms and conditions, if any.

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

Revenue Recognition

During the six months ended June 30, 2021 our revenue recognition policy was in accordance with ASC 605, “Revenue Recognition”, which requires the recognition of sales following five steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or as) the entity satisfies a performance obligation.

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

During the six months ended June 30, 2021, and 2020, there were no stock based awards issued or outstanding.

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

Income Taxes

The Company’s income tax benefit differs from the expected income tax benefit by applying the U.S. Federal statutory rate of 21% to net income (loss) as follows:

Deferred Tax assets	As of June 30, 2021	As of December 31,2020
Net operating losses	$450,006	$358,200
Less: Valuation Allowance	(450,006)	(358,200
Deferred Tax assets – net	$—	$—

NOTE 4. INVENTORIES

Inventories are stated at the lower of cost and net realizable value. Cost is determined using the moving average method and net realizable value is the estimated selling price less costs of disposal in the ordinary course of business. The cost of inventories includes direct costs plus shipping and packaging materials.

As of June 30, 2021, Company inventories valued at approximately $258,781 are within our storage and fulfilment center located at CN Logistics US, 3 Borinski Road, Lincoln Park, NJ 07035.

NOTE 5. CONVERTIBLE NOTES PAYABLE

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

NOTE 6. NOTES PAYABLE

On January 3, 2020, specific terms were reached on the remaining $150,046 of such advances pursuant to an unsecured demand note entered into between the Company and Pure Energy 714 LLC, the terms call for repayment of the advances including interest on any unconverted principal amount at a rate of 12% per annum and a repayment date on or before June 3, 2021, at the rate of 12% per annum. If the demand note is unpaid by June 3, 2021, default interest of 3% monthly will apply. An additional $10,000 was received on March 16, 2021, but subsequently returned in April 20,2021.

The Company has accrued interest of $50,742 these notes.

NOTE 7. PPP Loan

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

NOTE 8. STOCKHOLDERS’ (DEFICIENCY)

Preferred stock

The Company is authorized to issue 25,000,000 shares of Preferred Stock, par value $0.001 per share. As of June 30, 2021 and December 30, 2020, 1,000,000 shares of Series B Preferred Stock were issued and outstanding.

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

Common stock

On June 29, 2021, the Company sold 1,100,000 shares of common stock to an accredited investor in consideration for an aggregate purchase price of $1,100.

On March 3, 2021, the forward stock split of its outstanding shares of common stock at a ratio of 7 for 1 took effect. The number of authorized shares of common stock from 50,000,000 shares to 500,000,000 shares. All share and per share information has been retroactively adjusted to reflect this forward stock split.

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

NOTE 9. COMMITMENTS AND CONTINGENCIES

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

NOTE 9. SUBSEQUENT EVENTS

The company has evaluated subsequent events for recognition and disclosure through August 23, 2021 which is the date the financial statements were available to be issued. No other matters were identified affecting the accompanying financial statements and related disclosures.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition of Sentient Brands Holdings Inc. for the six months ended June 30, 2021 and 2020 should be read in conjunction with the Sentient Brands Holdings Inc. unaudited condensed consolidated financial statements and the notes thereto contained elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors, Special Note Regarding Forward-Looking Statements and Business sections in our Form 10-K as filed with the Securities and Exchange Commission on April 15, 2021. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements .

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

RESULTS OF OPERATIONS

Comparison of Results of Operations for the Six Months ended June 30, 2021 and 2020

Revenue

We acquired Cannavolve on February 14, 2020, where we consolidated our financial statements since then. The Company provides advisory and operational services to hemp and ancillary cannabis companies, serving as a full-service business accelerator working with startups and emerging brands nationwide. The Company accelerates customer’s businesses through a proven model of funding; operations; product launches; and ongoing sales, marketing, and expansion into new markets. Each customer arrangement is unique, and revenue is recognized, both over time and at a point in time, depending upon the performance obligations stated in the contract. During the six months ending June 30, 2021 we generate a revenue of $125 compared to $19,053 for the six month period ending June 30, 2020.

Operating Expenses

For the six months ended June 30, 2021 and 2020, operating expenses consisted of the following:

	2021	2020
Advertising and Marketing	12,800	32,162
Selling Expenses	—	22,020
General and Administrative	10,485	129,221
Legal and Professional	121,877	219,733
Office rent	458	16,351
Management Fees	42,000	153,026
Product development cost	2,885	26,200
Interest expenses	43,266
TOTAL OPERATING EXPENSES	233,771	598,713

●	Our advertising and marketing mainly include consulting fees for branding, social media and creation of marketing materials for our brand.
●	Selling expense mainly includes our marketing and sales staff’s salaries and related benefits, and travel and entertainment costs incurred by our sales department.
●	Legal and professional fees primarily consisted of accounting fees, legal service fees, consulting fees, investor relations service charges and other fees incurred for service related to becoming and being a public company. For six months ended June 30, 2021, professional fees increase over the same period in 2020 as mainly attributable to an increase in fees of approximately $15.000 incurred for services performed by our marketing consultant, and an legal services fees of approximately $40,000. We expect professional fees to increase as we incur significant costs associated with our public company reporting requirements, and costs associated with newly applicable corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002 and other rules implemented by the Securities and Exchange Commission.
●	Office rent are monthly lease payments for our principal executive offices in New York.

●	Our management fees comprise mainly of salaries paid our management staff. The six months period ending June 30, 2021 the increase in management fee mainly attributable to the salaries of our Chief Financial Officer and directors approximately $21,000.
●	Product development cost includes packaging supplies and materials, design, and marketing consultants approximately $23,427 decrease in the last six months ending June 30, 2021, the decrease due to there were no product development cost during this period.

Loss from Operations

The Company’s operating loss for the six-month period ended June 31, 2021 and 2020 was $233,669 and $589,169, respectively.

Other Income

We had other income of $6,750 for the six months ended June 30, 2021 consist mainly of gain from settling accounts payables compared with other expenses of $58,578 for the same period ended June 30, 2020 mainly due other business expenses in relation to acquisition of subsidiary companies

Income Taxes

We did not have any income taxes expense for the six months ended June 30, 2021 and 2020 since we incurred losses in the periods.

Net Loss

The Company’s net loss for the six-month period ended June 30, 2021 and 2020 was $229,549 and $589,169, respectively.

Liquidity and Capital Resources

As of June 30, 2021, we had total current assets of $267,747, consisting of $8,966 in cash and $258,781 in inventories. Our total current liabilities as of June 30, 2021, were $1,099,238. We had a working capital deficit of $831,491 as of June 30, 2021, compared with a working capital deficit of $605,552 as of December 31, 2020.

Cash Flows from Operating Activities

Operating activities used $362,811 in cash for the six months ended June 30, 2021, compared with cash used of $663,531 for the six months ended June 30, 2020. Our negative operating cash flow for the six months ended June 30, 2021, was largely the result of our net loss of $229,548, full payment of inventories $258,804 and offset by decrease in advances from supplier $154,893. Our negative operating cash flow for the six months ended June 30, 2020, was largely the result of the result out net loss of $530,591.

Cash Flows from Financing Activities

Net cash flows provided by financing activities during the six months ended June 30, 2021 amounted to $303,730 compared with cash flows provided by financing activities of $708,060 for the six months ended June 30, 2020. Our negative cash flows for the six months ended June 30, 2021, primarily due to proceeds from convertible notes $302,630 and offset by net cash used in operation of $362,811. For the six months ended June 30, 2020 positive cash flow of $5,252 was due to proceeds from short term loan $266,500 and net proceeds from sale of common stocks offset by cash used in operations $663,531.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On June 29, 2021, the Company sold 1,100,000 shares of common stock to an accredited investor in consideration for an aggregate purchase price of $1,100.

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

SENTIENT BRANDS HOLDINGS INC.

Date: August 23, 2021	By:	/s/ George Furlan
George Furlan
Interim Chief Executive Officer, Interim President and Director (Principal Executive Officer)

Date: August 23, 2021	By:	/s/ George Furlan
George Furlan
Interim Chief Financial Officer (Principal Financial and Accounting Officer)

