Form 10-Q
period 2021-09-30
SENTIENT BRANDS HOLDINGS INC.
filed 2021-11-22
CIK 1358633

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 001-34861

SENTIENT BRANDS HOLDINGS INC.

(Exact name of Registrant as specified in its charter)

Nevada	86-3765910
(State of incorporation)	(I.R.S. Employer Identification No.)

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

As of November 12, 2021, 51,670,387 shares of common stock, par value $0.001 per share, were issued and outstanding.

SENTIENT BRANDS HOLDINGS INC.

FORM 10-Q

September 30, 2021

i

FORWARD LOOKING STATEMENTS

This report contains forward-looking statements regarding our business, financial condition, results of operations and prospects. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions or variations of such words are intended to identify forward-looking statements but are not deemed to represent an all-inclusive means of identifying forward-looking statements as denoted in this report. Additionally, statements concerning future matters are forward-looking statements.

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

ii

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

SENTIENT BRANDS HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2021	December 31, 2020
ASSETS
CURRENT ASSETS
Cash	$32,852	$68,047
Advances to Supplier	—	154,893
Inventory	258,781
TOTAL CURRENT ASSETS	291,633	222,940

FIXED ASSETS (net of Depreciation)	33,038	36,803
TOTAL ASSETS	$324,671	$259,743

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$271,216	$246,100
Notes payable	310,538	180,134
Convertible Notes Payable	483,536	170,758
PPP Loan	231,500	231,500
TOTAL CURRENT LIABILITIES	1,296,790	828,492
TOTAL LIABILITIES	$1,296,790	$828,492

STOCKHOLDERS’ DEFICIENCY
Preferred Stock – Par Value of $0.001; 25,000,000 shares authorized; 1,000,000 and 1,000,000 shares of Series B Preferred Stock issued and outstanding as of September 30, 2021 and December 31, 2020	1,000	1,000
Common Stock - Par Value of $0.001; 50,000,000 shares authorized; 51,670,387 and 50,782,116 shares issued and outstanding as of September 30, 2021 and December 31, 2020	51,671	50,571
Additional paid-in capital	1,333,567	1,333,567
Accumulated deficit	(2,358,357)	(1,953,887)
TOTAL STOCKHOLDERS’ DEFICIENCY	(972,119)	(568,749)
TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIENCY	$324,671	$259,743

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SENTIENT BRANDS HOLDINGS INC. AND SUBSIDIARIES

UNAUDITED STATEMENTS OF OPERATIONS

	Three months ended September 30		Nine months ended September 30
	2021	2020	2021	2020
REVENUES:
TOTAL REVENUES	$—	$166	$125	$19,219
Cost of sales	—	—	23	9,509

Gross Profit	—	166	102	9,710

Operating Expenses
Advertising and Marketing	—		12,800	32,162
Selling Expenses	—			22,020
General and Administrative	25,264	5,323	35,748	134,544
Legal and Professional	104,499	11,400	250,376	289,711
Office rent	366		824	16,351
Management Fees	21,000	5,692	63,000	100,140
Product development cost	268		3,153	26,200
Interest Expenses	19,575		38,841
TOTAL OPERATING EXPENSES	170,972	22,415	404,742	621,128
LOSS FROM OPERATIONS	(170,972)	(22,249)	(404,640)	(611,418)

Other Income (Expenses)
Loss on valuation of derivative liabilities	—		—
Discount amortization	(3,949)		(6,579)
Other Income (Expenses)	—		6,750
NET LOSS	$(174,921)	$(22,249)	$(404,469)	$(611,418)

NET LOSS PER COMMON SHARE – BASIC AND DILUTED	$(0.003)	$(0.000)	(0.008)	$(0.012)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	51,670,387	52,711,029	51,669,387	52,711,029

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENTIENT BRANDS HOLDINGS INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY

September 30, 2021	Common Stock		Preferred Stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance - December 31, 2020	50,782,116	50,782	1,000,000	1,000	1,333,356	(1,953,887)	(568,749)
Net loss for three months ending March 31		—		—	—	(86,070)	(86,070)
Balances March 31, 2021	50,782,116	$50,571	1,000,000	1,000	$1,333,356	(2,039,957)	$(654,819)
Common stock issued	1,100,000	1,100					1,100
Cancelled shares	(211,729)	(211)			211
Net loss for three months June 30, 2021		—		—	—	(143,479)	(143,479)
Balances June 30, 2021	51,670,387	$51,671	1,000,000	$1,000	$1,333,567	$(2,183,436)	$(797,198)
Common stock issued
Net Loss for three months September 30, 2021		—		—	—	(174,921)	(174,921)
Balances September 30, 2021	51,670,387	$51,671	1,000,000	1,000	$1,333,567	$(2,358,357)	$(972,119)

September 30, 2020	Common Stock		Preferred Stock			Paid in	Accumulated
	Shares	Amount	Shares	Amount		Capital	Deficit	Total
Balance December 31, 2019	55,825,021	$55,825	—	$		$857,754	$(1,137,626)	$(224,047)
Common stock issued	—
Share exchange	4,914,777	4,915	1,000,000		1,000	121,480		127,395
Issuance of common stock	17,725,400	17,725				382,275		400,000
Common stock cancelled	(28,800,471)	(28,800)				28,800		(0)
Net loss for three months period		—			—	—	(362,673)	(362,673)
Balances March 31, 2020	49,664,727	49,665	1,000,000		1,000	1,390,309	(1,500,299)	(59,326)
Common stock issued		159						159
Adjustment to paid in capital	1,117,389					(55,995)		(55,995)
Net loss for three months period		—			—	—	(167,918)	(167,918)
Balance June 30, 2020	50,782,116	49,824	1,000,000		1,000	1,334,314	(1,668,217)	(283,080)
Net loss for the three months period		—			—	—	(44,169)	(44,169)
Balance September 30, 2020	50,782,116	49,824	1,000,000		$1,000	1,334,314	(1,712,386)	(327,249)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENTIENT BRANDS HOLDINGS INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months ended
	September 30,
	2021		2020
OPERATING ACTIVITIES:
Net loss		$(404,469)		$(552,840)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation Expenses		3,765		3,765
Amortization of discount		6,578		—
Loss on valuation of derivative liabilities		—		—
Changes in operating assets and liabilities:
Accounts Receivables		—		(67,500)
Inventory		(258,781)		(27,560)
Loans receivables		—		7,611
Advances to supplier		154,893		(11,874)
Accounts payable and accrued expenses		25,116		(27,576)
NET CASH USED IN OPERATING ACTIVITIES		(472,898)		(675,974)
INVESTMENT ACTIVITIES:
Purchase of office equipments		—		(39,277)
Deposit
NET CASH USED IN INVESTMENT ACTIVITIES		—		(39,277)
FINANCING ACTIVITIES:
Proceeds (Payment) of loan payable		306,199		(19,999)
Proceeds from short term loan		130,404		256,500
Net proceeds from issuance of common stock		1,100		471,560
NET CASH PROVIDED BY FINANCING ACTIVITIES		437,703		708,061
INCREASE (DECREASE) IN CASH		(35,195)		(7,190)

CASH-BEGINNING OF PERIOD		68,047		9,024
CASH-END OF PERIOD		$32,852		$1,834
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$			$—
Taxes	$		$

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENTIENT BRANDS HOLDINGS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30,2021

NOTE 1. ORGANIZATION AND NATURE OF OPERATIONS

Business description

The financial statements presented are those of Sentient Brands Holdings Inc. (the “Company”). The Company was incorporated under the laws of the State of California on March 22, 2004, and until October 2016, the Company was in the business of media advertising and acquiring high-end computer and networking equipment from resellers and end-users and then reselling this equipment at discounted prices.

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

Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2020, filed with the Securities and Exchange Commission on April 30, 2021.

Going concern

The Company currently has limited operations. These unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business.

As reflected in the accompanying unaudited consolidated financial statements, the Company had an accumulated deficit of $2,358,357 at September 30, 2021 and had a net loss and net cash flow used in operating activities of $472,898 and $675,974 for the nine months ended September 30, 2021 and 2020, respectively. The Company has a limited operating history, and its continued growth is dependent upon the continuation of selling its products; hence generating revenues and obtaining additional financing to fund future obligations and pay liabilities arising from normal business operations. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital, implement its business plan, and generate significant revenues. There are no assurances that the Company will be successful in its efforts to generate significant revenues, maintain sufficient cash balance or report profitable operations or to continue as a going concern. The Company plans on raising capital through the sale of equity or debt instruments to implement its business plan. However, there is no assurance these plans will be realized and that any additional financings will be available to the Company on satisfactory terms and conditions, if any.

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

Revenue Recognition

During the nine months ended September 30, 2021, our revenue recognition policy was in accordance with ASC 606, “Revenue from Contracts with Customers”, which requires the recognition of sales following five steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or as) the entity satisfies a performance obligation.

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

During the nine months ended September 30, 2021, and 2020, there were no stock based awards issued or outstanding.

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

As of September 30, 2021, Company product inventories valued at approximately $258,781 are contained in our storage and fulfilment center located at CN Logistics US, 3 Borinski Road Lincoln Park, NJ 07035.

NOTE 5. CONVERTIBLE NOTES PAYABLE

On September 23, 2021 (the “Issuance Date”), the Company issued an 18% Promissory Note in the principal amount of $125,000 (the “September 2021 Note”) to an accredited investor (the “September 2021 Investor”). The September 2021 Note matures six (6) months from the Issuance Date (the “Maturity Date”), and the September 2021 Investor, at its sole election on the Maturity Date, may convert the interest accrued on the September 2021 Note into shares of common stock of the Company at $0.05 per share.

The Company claims an exemption from the registration requirements of the Securities Act of 1933 (the “Securities Act”) for the private placement of the September 2021 Note pursuant to Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D promulgated under the Securities Act. The September 2021 Investor is an accredited investor as defined in Rule 501 of Regulation D promulgated under the Securities Act. As of the date hereof, the Company is obligated on $125,000 in face amount of the September 2021 Note issued to the September 2021 Investor. The September 2021 Note is a debt obligation arising other than in the ordinary course of business which constitutes a direct financial obligation of the Company.

The foregoing information is a summary of each of the agreements involved in the transaction described above, is not complete, and is qualified in its entirety by reference to the full text of those agreements, each of which is attached an exhibit to this Quarterly Report on Form 10-Q. Readers should review those agreements for a complete understanding of the terms and conditions associated with this transaction.

NOTE 6. NOTES PAYABLE

On January 3, 2020, specific terms were reached between the Company and Pure Energy 714 LLC on the remaining $150,046 of prior advances made to the Company pursuant to an unsecured demand note entered into between the Company and Pure Energy 714 LLC. The terms call for repayment of the advances including interest on any unconverted principal amount at a rate of 12% per annum and a repayment date on or before June 3, 2021, at the rate of 12% per annum. If the demand note is unpaid by June 3, 2021, default interest of 3% monthly will apply. An additional $10,000 was received on March 16, 2021, but subsequently returned in April 20,2021. As of September 30, 2021, outstanding balances including accrued interest was $185,538.

NOTE 7. PPP Loan

On April 18, 2020, the Company, through its wholly owned subsidiary, Jaguaring Company, entered into Paycheck Protection Program Promissory Note and Agreement with KeyBank National Association, pursuant to which the Company received loan proceeds of $231,500 (the “PPP Loan”). The PPP Loan was made under, and is subject to the terms and conditions of, the PPP which was established under the CARES Act and is administered by the U.S. Small Business Administration. The term of the PPP Loan is two years with a maturity date of April 18, 2022 and contains a favorable fixed annual interest rate of 1.00%. Payments of principal and interest on the PPP Loan will be deferred for the first six months of the term of the PPP Loan until November 18, 2020. Principal and interest are payable monthly and may be prepaid by the Company at any time prior to maturity with no prepayment penalties. Under the terms of the CARES Act, recipients can apply for and receive forgiveness for all or a portion of loans granted under the PPP. Such forgiveness will be determined, subject to limitations, based on the use of loan proceeds for certain permissible purposes as set forth in the PPP, including, but not limited to, payroll costs (as defined under the PPP) and mortgage interest, rent or utility costs (collectively, “Qualifying Expenses”), and on the maintenance of employee and compensation levels during the eight-week period following the funding of the PPP Loan. The Company has been using the proceeds of the PPP Loan, for Qualifying Expenses. However, no assurance is provided that the Company will be able to obtain forgiveness of the PPP Loan in whole or in part.

NOTE 8. STOCKHOLDERS’ (DEFICIENCY)

Preferred stock

The Company is authorized to issue 25,000,000 shares of Preferred Stock, par value $.001 per share. As of September 30, 2021 and December 30, 2020, 1,000,000 shares of Series B Preferred Stock were issued and outstanding.

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

Common stock

On March 3, 2021, the Company implemented a forward stock split its outstanding shares of common stock at a ratio of 7 for 1, resulting in the number of authorized shares of common stock of the Company going from 50,000,000 shares to 500,000,000 shares. All share and per share information has been retroactively adjusted to reflect this forward stock split.

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

NOTE 10. SUBSEQUENT EVENTS

Item 1.01 Entry Into A Material Definitive Agreement

Item 2.03 Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant

Item 3.02 Unregistered Sales of Equity Securities

On November 18, 2021 (the “Issuance Date”), Sentient Brands Holdings Inc. (the "Company") entered into a Securities Purchase Agreement with an accredited investor (the “November 2021 Investor”) providing for the sale by the Company to the November 2021 Investor of a 10% Senior Secured Convertible Promissory Note in the principal amount of $400,000 (the "November 2021 Note", and, the “Financing”), to be paid by the November 2021 Investor to the Company in two tranches (each, a “Tranche”). The first Tranche consists of a payment by the November 2021 Investor to the Company on the Issue Date of $200,000, from which the November 2021 Investor retained $5,000 to cover its legal fees. A second Tranche consisting of $200,000 will be paid by the November 2021 Investor to the Company not later than 30 days after the Issuance Date, resulting in $395,000 in total proceeds to be received by the Company in the Financing. In addition to the November 2021 Note, the November 2021 Investor also received a common share purchase warrant (the “November 2021 Warrant”, and together with the November 2021 Note, the “Securities”) to acquire 666,667 shares of common stock of the Company. The November 2021 Warrant is exercisable for five years at an exercise price of $0.45. The closing of the Financing in the amount of $400,000 occurred on November 22, 2021.

The maturity date (“Maturity Date”) for each Tranche is at the end of the period that begins from the date each Tranche is paid and ends 12 months thereafter, and interest associated with the November 2021 Note is 10% per annum. The November 2021 Note may be prepaid by the Company in whole or in part at any time at 105% of the outstanding principal and accrued interest. The November 2021 Note is convertible at the option of the November 2021 Investor into shares of common stock of the Company at $0.30 per share; provided, however, that in the event of default by the Company of the November 2021 Note, the Conversion Price will immediately be equal to the lesser of 22% per annum or the maximum legal amount permitted by law. The November 2021 Note and the November 2021 Warrant carry standard anti-dilution provisions. At all times while the November 2021 Note is outstanding, the Company agreed to reserve from its authorized but unissued shares of common stock seven (7) times the number of shares that is actually issuable upon full conversion of the November 2021 Note, resulting in 10,500,000 reserved shares of common stock. The November 2021 Note might be accelerated if an event of default occurs under the terms of the November 2021 Note, including, but not limited to, the Company’s failure to pay principal and interest when due, certain bankruptcy events, or if the Company is delinquent in its required SEC filings for 30 consecutive days. The November 2021 Note may not be converted and/or exercised by the November 2021 Investor into more than 4.99% of the Company's outstanding common stock at any point in time; provided, however, that this limitation on conversion may be waived by the November 2021 Investor up to a maximum of 9.99%.

If, prior to the Maturity Date, the Company enters into a subsequent financing on terms that are more favorable to the investor(s) in the subsequent financing than the terms of the Financing, then terms of the Financing will be amended to include such better terms so long as the November 2021 Note is outstanding. In addition, the November 2021 Investor has the right of first refusal on any financing so long as the November 2021 Note is outstanding. Additionally, the November 2021 Investor has the right to be repaid 100% of the remaining balance of principal and interest under the November 2021 Note from the net cash proceeds of any future financing closed on by the Company, provided, however, that the repayment obligation will not be applicable to the first $2,000,000 of cash proceeds in the aggregate generated by the Company from any future financing proceeds. Further, the November 2021 Investor has the right to participate in any future offering by the Company for a period of 18 months from the Issuance Date for an amount up to the Financing amount in strict accordance with the terms of such future offering.

The obligations of the Company under the November 2021 Note constitute a first priority security interest and rank senior with respect to any and all indebtedness of the Company existing prior to or incurred as of or following the initial Issuance Date. The obligations of the Company under the November 2021 Note are secured pursuant to the Security and Pledge Agreement entered into between the Company and the November 2021 Investor on the Issuance Date. So long as the Company has any obligation under the November 2021 Note, the Company will not incur or suffer to exist or guarantee any indebtedness that is senior to the Company’s obligations under the November 2021 Note. The November 2021 Note is secured by the assets of the Company.

The Company claims an exemption from the registration requirements of the Securities Act of 1933 (the “Securities Act”) for the private placement of these Securities pursuant to Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D promulgated under the Securities Act. The November 2021 Investor is an accredited investor as defined in Rule 501 of Regulation D promulgated under the Securities Act. As of the date hereof, the Company is obligated on $400,000 in face amount of the November 2021 Note issued to the November 2021 Investor. The November 2021 Note is a debt obligation arising other than in the ordinary course of business which constitutes a direct financial obligation of the Company.

The foregoing information is a summary of each of the agreements involved in the transactions described above, is not complete, and is qualified in its entirety by reference to the full text of those agreements, each of which is attached an exhibit to this Quarterly Report on Form 10-Q. Readers should review those agreements for a complete understanding of the terms and conditions associated with this transaction.

The Company has evaluated subsequent events for recognition and disclosure through November 22, 2021, which is the date the financial statements were available to be issued. No other matters were identified affecting the accompanying financial statements and related disclosures.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition of Sentient Brands Holdings Inc. for the nine months ended September 30, 2021 and 2020 should be read in conjunction with the Sentient Brands Holdings Inc. unaudited condensed consolidated financial statements and the notes thereto contained elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors, Special Note Regarding Forward-Looking Statements and Business sections in our Form 10-K as filed with the Securities and Exchange Commission on April 15, 2021. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements .

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

Principal Products and Services

The Company currently has one main product line and two other product lines in development. The Company’s current active product line is Oeuvre.

Oeuvre

Oeuvre - ”A Body of Art” – is the next product line that we plan to launch in the fourth quarter of 2021 and is intended to be a next generation CBD luxury skin care line and lifestyle brand. Planned product offerings under the Oeuvre product line include:

●	Purifying Exfoliator
●	Replenishing Oil
●	Ultra-Nourishing Face Cream
●	Revitalizing Eye Cream
●	High Potency Tincture
●	CBD infused and scented candles
●	CBD infused women’s fragrance

Drawing inspiration from petals, leaves, roots, minerals, and gemstones, Oeuvre celebrates the artistry of well-being and beauty, inside and out. Oeuvre products are non-toxic, ungendered products made with zero GMO, retinyl palmitate, petroleum, mineral oil, parabens, sulfates, and synthetic colors.

Oeuvre Target Market

Oeuvre is planned to be our luxury segment product line. With Oeuvre, we are targeting a large and influential consumer class of individuals that are “HENRYs” – High-Earners-Not-Rich-Yet. These individuals have discretionary income and may be wealthy in the future. HENRYs earn between $100,000 and $250,000 annually. They are typically digitally fluent, are frequent online shoppers, and are discretionary spenders. Our website, ouvreskincare.com, offers inclusive, aspirationally affordable luxury products positioned for such consumers.

We believe the benefit of onboarding this consumer demographic to Oeuvre are twofold: securing valuable present customers and building relationships and business with those most likely to be among affluent consumers in the future. By the year 2025, Millennials and Generation Z reportedly will represent more than 40% of the overall luxury goods market, according to a 2019 report published by Boston Consulting Group. We seek to target such consumer group for the sale of our Oeuvre products.

On social media, we will target the following audiences for the Oeuvre brand:

●	Women aged 30+
●	Luxury Skincare Enthusiasts
●	CBD Enthusiasts
●	Crystal Lovers
●	Wellness Audience
●	Makeup Artists
●	Art
●	Beauty
●	Influencers
●	Bloggers
●	Stores

Future Product Lines

The Company has two product lines planned for introduction by the end of 2021:

●	F.A.M.E. - a millennial, premium priced dual-gender lifestyle brand
●	LevelLab – a premium priced millennial fitness/wellness/performance product line

 LevelLab

 We intend LevelLab to be a premium-priced millennial fitness, wellness, and performance product line. Planned LevelLab products include:

●	LevelLab Therapeutic Recovery Cream, which provides heating and cooling effects to sooth pain, containing isolate hemp CBD, and 100% THC free.
●	LevelLab Bundle including daily facial cleanser, hyaluronic and vitamin C moisturizer, and retinol night cream.
●	LevelLab Active Hydration – supplement for mineral replenishment and optimal hydration for before, during, and after workout.
●	LevelLab Fuel – a recovery drink containing a unique combination of CBD and amino acids.

LevelLab Target Market

We plan to target Millennials (generally ages 23 – 38 as of 2019) for our LevelLab product line. These consumers, who became adults in a hyper-connected, digital world, have unique shopping preferences, spend their time in different mediums, and respond to a different technology-driven style of messaging than generations past. This evolution in consumer behavior accompanies a significant transition of purchasing power to the Millennial generation. According to the 2015 U.S. Census Bureau, Millennials accounted for more than 25% of the U.S. population, exceeding the number of baby boomers and making it the largest percentage of the workforce in the United States. Further, according to the U.S. Bureau of Labor Statistics, people born after 1981, including Millennials and Generation Z, accounted for approximately $1.7 trillion or 22% of the nation’s total consumer expenditure in 2017. We expect this number to significantly increase as Millennials enter their peak earning years and an increasing percentage of Generation Z joins the workforce.

F.A.M.E

F.A.M.E. will merge health and wellness with art and entertainment to curate unique and impactful products, content, and activities for a global community. As stated in a 2017 article on the Wellness industry published by Forbes, 72% of millennials would rather spend money on experiences than on material goods. With F.A.M.E., we intend to provide them with both. Products and offerings under the F.A.M.E. brand name are currently under development.

F.A.M.E Target Market

The target market for F.A.M.E. is also Millennials. We intend to market F.A.M.E. to premium consumers – both male and female – in the Millennial market.

Suppliers

The Company has several third-party suppliers and is not reliant on any particular supplier for its product offerings. Many of our products contain CBD derived from industrial hemp or cannabis which we obtain from third parties. Hemp cultivation can be impacted by weather patterns and other natural events, but we have not yet faced any supply issues in obtaining raw materials for our products.

Distribution

We have two primary methods through which we sell our products:

1.	Direct to Consumer online e-commerce platform
2.	Wholesale partners

Marketing Strategy

We support brand launches with social media and marketing campaigns, including utilizing influencers. Leading marketing and public relations firms are engaged by the Company to spearhead the launch of Oeuvre, and will likely be engaged for our future planned brand launches as well.

Sentient Brands Growth Strategies:

In order to grow our Company, Sentient Brands intends to:

●	Create a leading consumer packaged goods company;
●	Partner with established distributers and retailers;
●	Focus on operational excellence and product quality; and
●	Establish ongoing communication with the capital markets

Our mission is to create the next generation of CBD consumer brands. The Company believes it has assembled a highly accomplished team of branding and marketing professionals who have a combined experience and track record of successfully launching and operating major brands in the consumer market space, which the Company believes will provide it with a competitive edge in the industry.

Customers

The Company launched its Oeuvre product line in the fourth quarter of 2021. The Company’s sales channels are direct to consumer and wholesale.

Intellectual Property

The Company’s Oeuvre brand is trademarked in the United States, with a European trademark application pending. The Company expects to rely on trade secrets and proprietary know-how protection for our confidential and proprietary information, however we have not yet taken security measures to protect this information.

Competition

We have experienced, and expect to continue to experience, intense competition from a number of companies.

The current market for hemp-derived CBD products is highly competitive, consisting of publicly-trade and privately-owned companies, many of which are more adequately capitalized than the Company. The Company’s current publicly listed competitors include Charlotte’s Web, CV Sciences, Elixinol, Abacus, and Green Growth Brands, and private companies such as BeBoe, St. Jane, Mary’s, Lord Jones, Bluebird Folium Biosciences, Global Cannabinoids, and Pure Kana. In addition, public and private U.S. and Canadian companies have entered the hemp-derived CBD consumer market or have announced plans to do so. This market is highly fragmented, and according to the Hemp Business Journal, the vast majority of industry participants generate less than $2 million in annual revenue. We see this an opportunity to create a foothold in the CBD consumer marketplace with the goal of building Sentient Brands as a major brand name in this space.

Industry Overview

The market for products based on extracts of hemp and cannabis is expected to grow substantially over the coming years. Arcview Market Research and BDS Analytics are forecasting the combined market to reach nearly $45 billion within the U.S. in the year 2024. While much of this market is expected to be comprised of high potency THC-based products that will be sold in licensed dispensaries, certain research firms are still predicting the market to grow to $5.3 billion, $12.6 billion, and $2.2 billion by 2024 for the product areas of low THC cannabinoids, THC-free Cannabinoids and pharmaceutical cannabinoids, respectively.

We believe the recent passage of the 2018 Farm Bill will allow the Company to expand its marketplace opportunities. On December 20, 2018, President Donald J. Trump signed into law the Agriculture Improvement Act of 2018, otherwise known as the “Farm Bill.” Prior to its passage, hemp, a member of the cannabis family, and hemp-derived CBD, were classified as a Schedule I controlled substances, and illegal under the Controlled Substances Act (“CSA”). Under Section 10113 of the Farm Bill, hemp cannot contain more than 0.3 percent THC. THC refers to the chemical compound found in cannabis that produces the psychoactive “high” associated with cannabis. Any cannabis plant that contains more than 0.3 percent THC would be considered non-hemp cannabis or marijuana under federal law and would thus face no legal protection under this new legislation and would be an illegal Schedule 1 drug under the CSA.

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

Government Approvals

The Company does not currently require any government approvals for its operations or product offerings. In August 2019, the DEA affirmed that CBD preparations at or below the 0.3 percent delta-9 THC threshold, is not a controlled substance, and a DEA registration is not required. As a result of the 2018 Farm Bill, the FDA has been tasked with developing CBD regulations. The FDA has not yet published regulations.

Research and Development

We are continuously in the process of identifying and/or developing potential new products to offer to our customers. Our expenditures on research and development have historically been small and immaterial compared to our other business expenditures. We are currently developing new formulations for additional product lines.

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

RESULTS OF OPERATIONS

Comparison of Results of Operations for the Nine Months ended September 30, 2021 and 2020

Revenue

We acquired Cannavolve on February 14, 2020, where we consolidated our financial statements since then. The Company provides advisory and operational services to hemp and ancillary cannabis companies, serving as a full-service business accelerator working with startups and emerging brands nationwide. The Company accelerates customer’s businesses through a proven model of funding; operations; product launches; and ongoing sales, marketing, and expansion into new markets. Each customer arrangement is unique, and revenue is recognized, both over time and at a point in time, depending upon the performance obligations stated in the contract. During the nine months ending September 30, 2021, we did not generate revenue compared to $19,219 for the nine month period ending September 30, 2020, due to the Company’s reorganization and focus on the development of our new product lines and related marketing preparations.

Operating Expenses

For the nine months ended September 30, 2021, and 2020, operating expenses consisted of the following:

	2021	2020
Advertising and Marketing	12,800	32,162
Selling Expenses	—	22,020
General and Administrative	35,748	134,544
Legal and Professional	250,376	289,711
Office rent	824	16,351
Management Fees	63,000	100,140
Product development cost	3,153	26,200
Interest Expenses	38,841
TOTAL OPERATING EXPENSES	404,742	621,128

●	Our advertising and marketing costs mainly include consulting fees for branding, social media and creation of marketing materials for our brand. The decrease in advertising costs of $19,362, or by 60%, during the nine months period ending September 30, 2021 compared to the nine months ended September 30, 2020 was attributable to consulting fees for branding and marketing materials incurred for the nine months ended September 30, 2020.
●	Selling expense mainly includes our marketing and sales representative fees and related benefits, and travel and entertainment costs incurred by our sales representatives.
●	Legal and professional fees primarily consisted of accounting fees, legal service fees, consulting fees, investor relations service charges and other fees incurred for service related to becoming and being a public company. For the nine months ended September 30, 2021, professional fees decreased compared to the same period in 2020 mainly attributable to a decrease in fees of approximately $15,000 incurred for services performed by our marketing consultant. We expect professional fees to increase as we incur significant costs associated with our public company reporting requirements, and costs associated with newly applicable corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002 and other rules implemented by the Securities and Exchange Commission.
●	Office rent expense is monthly lease payments for our principal executive offices in New York, New York .
●	Our management fees are comprised mainly of salaries paid to our management staff. During the nine month period ending September 30, 2021, management fees decreased by approximately $40,000 compared to the same period in 2020 mainly attributable to the resignation of an employee.
●	Product development cost includes packaging supplies and materials, design and marketing consultants. The decrease of approximately $23,047, or 88%, during the nine month period ending September 30, 2021 was mainly due to the cost of design of marketing materials incurred during the nine months ended September 30, 2020.

Loss from Operations

The Company’s operating loss for the nine month periods ended September 30, 2021, and 2020 was $404,640 and $675,974, respectively. A decrease in operating loss of approximately $206,778 or 34% compared to the previous nine months ended September 30, 2020 was primarily decreased in general and administrative expenses of $98,796, legal and professional fees of $39,335, and management fees of $37,140. The primary reason for the overall reduction in operating expenses was primarily due the efforts of management to streamline operations and focus on the development of new product lines.

Income Taxes

We did not have any income taxes expense for the nine months ended September 30, 2021, and 2020 since we incurred losses in these periods.

Net Loss

The Company’s net loss for the nine month period ended September 30, 2021, and 2020 was $404,469 and $611,418, respectively.

Liquidity and Capital Resources

As of September 30, 2021, we had total current assets of $291,633, consisting of $32,852 in cash and $258,781 in inventories. Our total current liabilities as of September 30, 2021, were $1,296,790. We had a working capital deficit of $1,005,157 as of September 30, 2021, compared with a working capital deficit of $605,552 as of December 31, 2020.

Cash Flows from Operating Activities

Operating activities used $472,898 in cash for the nine months ended September 30, 2021, compared with cash used of $675,974 for the nine months ended September 30, 2020. Our negative operating cash flow for the nine months ended September 30, 2021, was largely the result of our net loss of $880,779, full payment of inventories $258,781 and offset by decrease in advances from supplier $154,893 and loss on valuation of derivative liabilities $476,310. Our negative operating cash flow of $675,974 for the nine months ended September 30, 2020, was largely the result of the result out net loss of $552,840, changes in current assets and liabilities $126,899.

Cash Flows from Financing Activities

There were no cash flow from investment activities for the nine months ended September 30, 2021, while in the same period ending September 30, 2020, we purchased office equipment for $39,277.

Cash Flows from Financing Activities

 Net cash flows provided by financing activities during the nine months ended September 30, 2021, amounted to $437,492 compared with cash flows provided by financing activities of $708,061 for the previous period ended September 30, 2020. Our positive cash flows for the nine months ended September 30, 2021, consisted of proceeds from convertible loans payable of $306,199 and short-term loans $130,404. Our positive cash flows for the nine months ended September 30, 2020, consisted of proceeds from issuance of common stock of $471,560, short term loan $256,5000 offset by $20,000 payments to loans payable.

Going Concern

As of September 30, 2021, we have an accumulated deficit of $2,358,357. Our ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and our ability to achieve and maintain profitable operations. While we are expanding our best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations. These conditions raise substantial doubt about our ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of September 30, 2021, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2021, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described below.

Our principal executive officers do not expect that our disclosure controls or internal controls will prevent all error and all fraud. Although our disclosure controls and procedures were designed to provide reasonable assurance of achieving their objectives and our principal executive officers have determined that our disclosure controls and procedures are effective at doing so, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute assurance that the objectives of the system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented if there exists in an individual a desire to do so. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Remediation Plan to Address the Material Weaknesses in Internal Control over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Management identified the following three material weaknesses that have caused management to conclude that, as of September 30, 2021, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

1.	We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act as of the period ending September 30, 2021. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.
2.	We do not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.
3.	Effective controls over the control environment were not maintained. Specifically, a formally adopted written code of business conduct and ethics that governs our employees, officers, and directors was not in place. Additionally, management has not developed and effectively communicated to employees its accounting policies and procedures. This has resulted in inconsistent practices. Further, our Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

To address these material weaknesses, management performed additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented. Accordingly, we believe that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

To remediate the material weakness in our documentation, evaluation and testing of internal controls we plan to engage a third-party firm to assist us in remedying this material weakness once resources become available.

We intend to remedy our material weakness with regard to insufficient segregation of duties by hiring additional employees in order to segregate duties in a manner that establishes effective internal controls once resources become available.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On September 23, 2021 (the “Issuance Date”), the Company issued an 18% Promissory Note in the principal amount of $125,000 (the “September 2021 Note”) to an accredited investor (the “September 2021 Investor”). The September 2021 Note matures six (6) months from the Issuance Date (the “Maturity Date”), and the September 2021 Investor, at its sole election on the Maturity Date, may convert the interest accrued on the September 2021 Note into shares of common stock of the Company at $0.05 per share.

The Company claims an exemption from the registration requirements of the Securities Act of 1933 (the “Securities Act”) for the private placement of the September 2021 Note pursuant to Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D promulgated under the Securities Act. The September 2021 Investor is an accredited investor as defined in Rule 501 of Regulation D promulgated under the Securities Act. As of the date hereof, the Company is obligated on $125,000 in face amount of the September 2021 Note issued to the September 2021 Investor. The September 2021 Note is a debt obligation arising other than in the ordinary course of business which constitutes a direct financial obligation of the Company.

The foregoing information is a summary of each of the agreements involved in the transaction described above, is not complete, and is qualified in its entirety by reference to the full text of those agreements, each of which is attached an exhibit to this Quarterly Report on Form 10-Q. Readers should review those agreements for a complete understanding of the terms and conditions associated with this transaction.

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

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Exhibit Description

2.1	Reorganization Agreement between Intelligent Buying Inc. and Jaguaring Company d/b/a Cannavolve, and the Cannavolve shareholders listed in the agreement, dated March 13, 2019 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 19, 2019).

2.2	Amended Reorganization Agreement between Intelligent Buying Inc. and Jaguaring Company d/b/a Cannavolve and the Cannavolve shareholders listed in the agreement, dated April 27, 2019 (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 6, 2019).

2.3	Amendment No. 1 to Reorganization Agreement between Intelligent Buying Inc. and Jaguaring Company d/b/a Cannavolve, and the Cannavolve shareholders listed in the agreement, dated April 27, 2019 (incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed with the SEC on May, 6 2019).

2.4	Second Amended Agreement and Plan of Reorganization between Intelligent Buying Inc. and Jaguaring Company d/b/a Cannavolve Holdings, the Cannavolve Shareholders listed in the agreement dated January 2, 2020 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 8, 2020).

2.5	Termination Agreement of the Reorganization between Intelligent Buying Inc. and Jaguaring Company d/b/a Cannavolve Holdings, the Cannavolve Shareholders listed in the agreement dated February 12, 2020. (Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 14, 2020).

2.6	Agreement and Plan of Reorganization by and among Intelligent Buying Inc., Jaguaring Company d/b/a Cannavolve Holdings and the Cannavolve Shareholders listed in the agreement dated February 14, 2020. (Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 14, 2020).

2.7	Form of Agreement and Plan of Merger by and among Sentient Brands Holdings Inc., a California corporation, and Sentient Brands Holdings Inc., a Nevada corporation, dated January 28, 2021. (Incorporated by reference to the Form 10-K Annual Report filed with the Securities and Exchange Commission on April 15, 2021).

3.1	Articles of Incorporation of Intelligent Buying Inc. and Certificate of Amendment of Articles of Incorporation of Sentient Brands Holdings Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form SB-2 filed with the SEC on April 17, 2006).

3.2	Bylaws of Sentient Brands Holdings Inc. (Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 14, 2020).

3.3	Certificate of Determination for Series A Convertible Preferred Stock of Sentient Brands Holdings Inc. (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form SB-2 filed with the SEC on April 17, 2006).

3.4	Certificate of Determination for Series B Preferred Stock of Sentient Brands Holdings Inc. (Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 14, 2020).

3.5	Certificate of Amendment of Articles of Incorporation of Intelligent Buying Inc., a California corporation. (Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on March 3, 2021).

3.6	Articles of Incorporation of Sentient Brands Holdings Inc., a Nevada corporation. (Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on March 3, 2021).

3.7	Bylaws of Sentient Brands Holdings Inc., a Nevada corporation. (Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on March 3, 2021).

4.1	Form of 10% Promissory Note of Intelligent Buying, Inc. issued to an accredited investor dated December 2, 2020. (Incorporated by reference to the Form 10-K Annual Report filed with the Securities and Exchange Commission on April 15, 2021).

4.2	Form of Securities Purchase Agreement by and among Intelligent Buying, Inc. and an accredited investor dated December 2, 2020. (Incorporated by reference to the Form 10-K Annual Report filed with the Securities and Exchange Commission on April 15, 2021).

4.3	Form of Stock Purchase Warrant of Intelligent Buying, Inc. issued to an accredited investor dated December 2, 2020. (Incorporated by reference to the Form 10-K Annual Report filed with the Securities and Exchange Commission on April 15, 2021).

4.4	Form of Stock Pledge Agreement issued by an affiliate of Intelligent Buying, Inc. to an accredited investor dated December 2, 2020. (Incorporated by reference to the Form 10-K Annual Report filed with the Securities and Exchange Commission on April 15, 2021).

4.5	Form of 10% Convertible Debenture of Intelligent Buying, Inc. issued to an accredited investor dated December 3, 2020. (Incorporated by reference to the Form 10-K Annual Report filed with the Securities and Exchange Commission on April 15, 2021).

4.6	Form of Securities Purchase Agreement by and among Intelligent Buying, Inc. and an accredited investor dated December 3, 2020. (Incorporated by reference to the Form 10-K Annual Report filed with the Securities and Exchange Commission on April 15, 2021).

4.7	Form of Stock Purchase Warrant of Intelligent Buying, Inc. issued to an accredited investor dated December 3, 2020. (Incorporated by reference to the Form 10-K Annual Report filed with the Securities and Exchange Commission on April 15, 2021).

4.8	Form of Securities Purchase Agreement. (Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on May 3, 2021).

4.9	Form of Senior Secured Convertible Promissory Note. (Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on May 3, 2021).

4.10	Form of Common Share Purchase Warrant. (Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on May 3, 2021).

4.11	Form of Pledge and Security Agreement. (Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on May 3, 2021).

4.12*	Form of 18% Promissory Note of Sentient Brands Holdings Inc. issued to an accredited investor dated September 23, 2021.

4.13*	Form of Securities Purchase Agreement by and among Sentient Brands Holdings Inc. and an accredited investor dated November 18, 2021.

4.14*	Form of Senior Secured Convertible Promissory Note issued to an accredited investor dated November 18, 2021.

4.15*	Form of Common Share Purchase Warrant issued to an accredited investor dated November 18, 2021.

4.16*	Form of Pledge and Security Agreement by and among Sentient Brands Holdings Inc. and an accredited dated November 18, 2021.

10.1	Convertible Promissory Note of Intelligent Buying Inc. issued to PureEnergy714 LLC2019 (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 19, 2019).

10.2	Convertible Promissory Note issued by Jaguaring, Inc. d/b/a Cannavolve (incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed with the SEC on March 19, 2019).

10.3	Form of Subscription Agreement for Rule 506 Offering. (Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 14, 2020).

10.4#	Executive Consulting Agreement between Sentient Brands Holdings Inc. and James Mansour dated January 8, 2020. (Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 14, 2020).

10.5#	Employment Agreement between Sentient Brands Holdings Inc. and George V. Furlan dated December 2019. (Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 14, 2020).

10.6	Independent Contractor Agreement between Jaguaring Inc. d/b/a Cannavolve and Dante Jones dated May 1, 2019. (Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 14, 2020).

10.7	Addendum to Independent Contractor Agreement between Jaguaring Inc. d/b/a Cannavolve and Dante Jones dated September 20, 2019. (Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 14, 2020).

10.8	Independent Contractor Agreement between Jaguaring Inc. d/b/a Cannavolve and Eric Swaney dated May 1, 2019. (Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 14, 2020).

10.9	Addendum to Independent Contractor Agreement between Jaguaring Inc. d/b/a Cannavolve and Eric Swaney dated May 1, 2019. (Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 14, 2020).

10.10	Office Agreement for Jaguaring Inc. d/b/a Cannavolve dated May 23, 2018. (Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 14, 2020).

10.11	Promissory Note issued by Jaguaring Inc. d/b/a Cannavolve dated June 11, 2019. (Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 14, 2020).

10.12	Promissory Note issued by Jaguaring Inc. d/b/a Cannavolve dated June 6, 2019. (Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 14, 2020).

10.13	Employment Agreement between Sentient Brands Holdings Inc. and Gregg Templeton dated February 28, 2019. (Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 14, 2020).

10.14#	Restricted Stock Purchase Agreement between Sentient Brands Holdings Inc. and James Mansour. (Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 14, 2020).

10.15#	Restricted Stock Purchase Agreement between Sentient Brands Holdings Inc. and George Furlan. (Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 14, 2020).

10.16	Share Exchange Agreement dated as of May 28, 2020 by and among Intelligent Buying Inc., and the shareholders of Jaguaring Company d/b/a Cannavolve Holdings. (Incorporated by reference to the Form 10-K Annual Report filed with the Securities and Exchange Commission on May 29, 2020).

14.1	Code of Ethics of Sentient Brands Holdings Inc. (incorporated by reference to Exhibit 14.1 to the Company’s Registration Statement on Form SB-2 filed with the SEC on April 17, 2006).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification of Chief Executive Officer & Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith

# Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

SENTIENT BRANDS HOLDINGS INC.

Date: November 22, 2021	By:	/s/ George Furlan
George Furlan
Interim Chief Executive Officer, Interim President and Director (Principal Executive Officer)

Date: November 22, 2021	By:	/s/ George Furlan
George Furlan
Interim Chief Financial Officer (Principal Financial and Accounting Officer)