Form 10-K
period 2021-12-31
SENTIENT BRANDS HOLDINGS INC.
filed 2022-04-29
CIK 1358633

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2021

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

As of June 30, 2021, the last business day of the Registrant’s most recently completed second fiscal quarter, the market value of our common stock held by non-affiliates was $4,823,514.

As of April 14, 2022, there were 51,920,387 shares of common stock, par value $0.001 per share, outstanding.

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

ITEM 1. BUSINESS

General

Unless the context otherwise requires, in this report, the terms “Sentient Brands”, “Company”, “SNBH”, “we”, or “our” refers to Sentient Brands Holdings Inc., a Nevada corporation. The Company’s principal office is located at 555 Madison Avenue, 5th Floor, New York, New York 10022. The Company’s telephone number is (646) 202-2897. The Company’s website is www.sentientbrands.com. The Company reports its operations using a fiscal year ending December 31, and the operations reported on this Form 10-K are presented on a consolidated basis.

The Company files Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, registration statements and other items with the Securities and Exchange Commission (“SEC”). In this Annual Report on Form 10-K, the language “this fiscal year” or “current fiscal year” refers to the 12-month period ended December 31, 2021.

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

Principal Products and Services

All of our proprietary formulations contain clean, vegan, ethically and environmentally responsible ingredients. The Company currently has one main product line, and another in development. The Company’s current active product line is Oeuvre.

Oeuvre

Oeuvre - “A Body of Art” – is a next generation CBD luxury skin care line and lifestyle brand. The foundation of our system of products is our proprietary OE Complex: Botanicals + Gemstones + Full flower Hemp infused formulation. Each product in the Oeuvre Artistry Collection optimizes three functions: cellular energy, moisture balance, and nutrient utilization. Four products comprise the Oeuvre collection:

●	Purifying Exfoliator
●	Replenishing Facial Oil
●	Ultra-Nourishing Face Cream
●	Revitalizing Eye Cream

Drawing inspiration from petals, leaves, roots, minerals and gemstones, Oeuvre celebrates the artistry of well-being and beauty, inside and out. Oeuvre products are non-toxic, ungendered products made with zero GMO, retinyl palmitate, petroleum, mineral oil, parabens, sulfates, and synthetic colors.

Oeuvre Target Market

Oeuvre is our luxury segment product line. With Oeuvre, we are targeting a large and influential consumer class of individuals that are “HENRYs” – High-Earners-Not-Rich-Yet. They have discretionary income and are highly likely to be wealthy in the future. HENRYs earn between $100,000 and $250,000 annually. They are digitally fluent, love online shopping online, and are big discretionary spenders. Therefore, ouvreskincare.com offers inclusive, aspirationally affordable luxury products positioned for them.

We believe the benefit of onboarding this demographic to Oeuvre are twofold: securing valuable present customers and building relationships and business with those most likely to be amongst the most affluent consumers in the future. By the year 2025, Millennials and Generation Z will represent more than 40% of the overall luxury goods market, according to a 2019 report published by Boston Consulting Group. We seek to target such group for the sale of our Oeuvre products.

On social media, we target the following audiences for our Oeuvre brand:

●	Women aged 30+
●	Luxury Skincare Enthusiasts
●	CBD Enthusiasts
●	Crystal Lovers
●	Wellness Audience
●	Makeup Artists
●	Art
●	Beauty
●	Influencers
●	Bloggers
●	Stores

Future Product Lines

The Company has additional Oeuvre product skews planned for introduction by the end of 2022:

●	Oeuvre fragrance amulets
●	CBD infused candles
●	CBD infused women’s fragrance
●	OE complex bath and body regime

Introduction of Recreational THC Beverages

The Company plans on introducing a luxury lifestyle THC beverage brand in the future. Upon development, product formulation, brand concept, packaging, and marketing presentations will be designed to appeal to an upscale, sophisticated target audience. The Company is currently working with a formulator in developing unique formulation attributes to achieve specific desired effects. This product launch is anticipated in approximately the fourth quarter of 2022.

Integrating the Metaverse

The Metaverse is a 3D experiential internet space focused on social connection in which users can interact with computer-generated virtual worlds across a range of technologies. The Company intends to integrate the Metaverse, including AI, Web 3.0 and non-fungible tokens (NFT’s), within our social media platforms and interactive product displays.

Suppliers

The Company has several third-party suppliers and is not reliant on any particular supplier for its product offerings. Many of our products contain CBD derived from industrial hemp or cannabis which we obtain from third parties. Hemp cultivation can be impacted by weather patterns and other natural events, but we have not yet faced any supply issues to date with obtaining raw materials for our products.

Distribution

We have two primary methods through which we sell our products:

1.	Direct to Consumer online e-commerce platform
2.	Wholesale partners

Marketing Strategy

We support our brand launches through social media and marketing campaigns, including utilizing influencers. Marketing and public relations firms are engaged by the Company to spearhead its launch of Oeuvre, and will likely be engaged for our future planned brand launches as well.

Sentient Brands Growth Strategies:

To grow our company, Sentient Brands intends to:

●	Create a leading consumer packaged goods company;
●	Partner with established distributers and retailers;
●	Focus on operational excellence and product quality; and
●	Establish ongoing communication with the capital markets

Our mission is to create the next generation of CBD/THC consumer brands. The Company believes it has assembled a highly accomplished team of branding and marketing professionals who have a combined experience and track record of successfully launching and operating major brands in the consumer market space, which the Company believes will provide it with it a competitive edge in its industry.

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

The current market for hemp-derived CBD products is highly competitive, consisting of publicly-trade and privately-owned companies, many of which are more adequately capitalized than the Company. The Company’s current publicly listed competitors include market leader Charlotte’s Web, CV Sciences, Elixinol, Abacus, and Green Growth Brands, and private companies such as BeBoe, St. Jane. Mary’s, Lord Jones, Bluebird Folium Biosciences, Global Cannabinoids, and Pure Kana. In addition, public and private U.S. and Canadian companies have entered the hemp-derived CBD consumer market or have announced plans to do so. This market is highly fragmented, and according to the Hemp Business Journal, the vast majority of industry participants generate less than $2 million in annual revenue. We see this an opportunity to get a foothold in the CBD consumer marketplace with the goal of building Sentient Brands as a major brand name in this space.

Industry Overview

The market for products based on extracts of hemp and cannabis, is expected to grow substantially over the coming years. Arcview Market Research and BDS Analytics are forecasting the combined market to reach nearly $45 billion within the U.S. in the year 2024. While much of this market is expected to be comprised of high potency THC-based products that will be sold in licensed dispensaries, certain research firms are still predicting the market to grow to $5.3 billion, $12.6 billion, and $2.2 billion by 2024 in the product areas of low THC cannabinoids, THC-free Cannabinoids and pharmaceutical cannabinoids, respectively.

On December 20, 2018, President Donald J. Trump signed into law the Agriculture Improvement Act of 2018, otherwise known as the “Farm Bill.” Prior to its passage, hemp, a member of the cannabis family, and hemp-derived CBD were classified as a Schedule I controlled substances, and illegal under the Controlled Substances Act (“CSA”). Under Section 10113 of the Farm Bill, hemp cannot contain more than 0.3 percent THC. THC refers to the chemical compound found in cannabis that produces the psychoactive “high” associated with cannabis. Any cannabis plant that contains more than 0.3 percent THC would be considered non-hemp cannabis or marijuana under federal law and thus would face no legal protection under this new legislation and would be an illegal Schedule 1 drug under the CSA.

With the passage of the Farm Bill, hemp cultivation is broadly permitted. The Farm Bill explicitly allows the transfer of hemp-derived products across state lines for commercial or other purposes. It also puts no restrictions on the sale, transport, or possession of hemp-derived products, so long as those items are produced in a manner consistent with the law.

Recent Developments

Covid-19

A novel strain of coronavirus (“Covid-19”) emerged globally in December 2019 and has been declared a pandemic. The extent to which Covid-19 will impact our customers, business, results and financial condition will depend on current and future developments, which are highly uncertain and cannot be predicted at this time. While the Company’s day-to-day operations beginning March 2020 through the 2021 fiscal year have been impacted, we have suffered less immediate impact as most staff can work remotely and can continue to develop our product offerings.

On April 18, 2020, the Company, through its subsidiary Jaguaring Company, entered into a Paycheck Protection Program Promissory Note and Agreement with KeyBank National Association, pursuant to which the Company received loan proceeds of $231,500 (the “PPP Loan”). The PPP Loan was made under, and is subject to the terms and conditions of, the PPP which was established under the CARES Act and is administered by the U.S. Small Business Administration. The term of the PPP Loan is two years with a maturity date of April 18, 2022 and contains a favorable fixed annual interest rate of 1.00%. Payments of principal and interest on the PPP Loan will be deferred for the first six months of the term of the PPP Loan until November 18, 2020. Principal and interest are payable monthly and may be prepaid by the Company at any time prior to maturity with no prepayment penalties. Under the terms of the CARES Act, recipients can apply for and receive forgiveness for all or a portion of loans granted under the PPP. Such forgiveness will be determined, subject to limitations, based on the use of loan proceeds for certain permissible purposes as set forth in the PPP, including, but not limited to, payroll costs (as defined under the PPP) and mortgage interest, rent or utility costs (collectively, “Qualifying Expenses”), and on the maintenance of employee and compensation levels during the eight-week period following the funding of the PPP Loan. The Company has been using the proceeds of the PPP Loan, for Qualifying Expenses. On December 8, 2021 the Company received notification from Key Bank that our forgiveness application has been approved in full by the Small Business Administration, or SBA.

Forward Stock Split / Increase of Authorized / Name Change / Migratory Merger

On December 9, 2020, the Company filed a Certificate of Amendment of Articles of Incorporation (the “Certificate”) with the State of California to (i) effect a forward stock split of its outstanding shares of common stock at a ratio of 7 for 1 (the “Forward Stock Split”), (ii) increase the number of authorized shares of common stock from 50,000,000 shares to 500,000,000 shares, and (iii) effectuate a name change (the “Name Change”). Fractional shares that resulted from the Forward Stock Split were rounded up to the next highest number. As a result of the Name Change, the Company’s name changed from “Intelligent Buying, Inc.” to “Sentient Brands Holdings Inc.”. The Certificate was approved by the majority of the Company’s shareholders and by the Board of Directors of the Company. The effective date of the Forward Stock Split and the Name Change was March 2, 2021.

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

Following the consummation of the migratory merger, the articles of incorporation and bylaws of the Nevada corporation that was newly created as a wholly owned subsidiary of the Company became the articles of incorporation and bylaws for the surviving entity in the migratory merger.

The foregoing information is a summary of each of the matters described above, is not complete, and is qualified in its entirety by reference to the full text of the exhibits, each of which is attached an exhibit to this Form 10-K Annual Report. Readers should review those exhibits for a complete understanding of the terms and conditions associated with this matter.

Government Regulation

The United States Food & Drug Administration (“FDA”) is generally responsible for protecting the public health by ensuring the safety, efficacy, and security of (1) prescription and over the counter drugs; (2) biologics including vaccines, blood and blood products, and cellular and gene therapies; (3) foodstuffs including dietary supplements, bottled water, and baby formula; and (4) medical devices including heart pacemakers, surgical implants, prosthetics, and dental devices.

Regarding its regulation of drugs, the FDA process requires a review that begins with the filing of an investigational new drug (IND) application, with follow on clinical studies and clinical trials that the FDA uses to determine whether a drug is safe and effective, and therefore subject to approval for human use by the FDA.

Aside from the FDA’s mandate to regulate drugs, the FDA also regulates dietary supplement products and dietary ingredients under the Dietary Supplement Health and Education Act of 1994. This law prohibits manufacturers and distributors of dietary supplements and dietary ingredients from marketing products that are adulterated or misbranded. This means that these firms are responsible for evaluating the safety and labeling of their products before marketing to ensure that they meet all the requirements of the law and FDA regulations, including, but not limited to the following labeling requirements: (1) identifying the supplement; (2) nutrition labeling; (3) ingredient labeling; (4) claims; and (5) daily use information.

The FDA has not approved cannabis, marijuana, hemp or derivatives as a safe and effective drug for any indication. As of the date of this filing, we have not, and do not intend to file an Investigational New Drug Application (IND) with the FDA, concerning any of our products that contain CBD derived from industrial hemp or cannabis. Further, our products containing CBD derived from industrial hemp are not marketed or sold using claims that their use is safe and effective treatment for any medical condition subject to the FDA’s jurisdiction.

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

Employees

We believe that our success depends upon our ability to attract, develop and retain key personnel. As of April 15, 2022, we employed two full-time employees. The Company otherwise currently relies on the services of independent contractors. None of our employees are covered by collective bargaining agreements, and management considers relations with our employees to be in good standing. Although we continually seek to add additional talent to our work force, management believes that it currently has sufficient human capital to operate its business successfully.

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

The primary mailing address for the Company is 555 Madison Avenue, 5th Floor, New York, New York 10022. The Company’s telephone number is (646) 202-2897. The Company’s website is www.sentientbrands.com.

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

At Closing pursuant to the Agreement: (i) we issued an aggregate of 702,111 shares of Common Stock to the Cannavolve Shareholders in exchange for 33,674,262 shares of Cannavolve common stock, constituting 81.5% of the issued and outstanding shares of Cannavolve, resulting in Cannavolve becoming our 81.5% owned subsidiary; (ii) Bagel Hole returned to the Company for cancellation and retirement 4,114,352 shares of Common Stock owned by Bagel Hole; (iii) Mr. Romanzi resigned from all officer and director positions with the Company; (iv) George Furlan was appointed as the Company’s Interim Chief Executive Officer, Interim Chief Financial Officer, Interim Treasurer, Interim Secretary and Chief Operating Officer; and (v) Dante Jones was appointed as the Company’s sole director.

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

Historically we have had operating losses and our cash flow has been inadequate to support our ongoing operations. For the year ended December 31, 2021, we had a net loss of $367,022, and as of December 31, 2021, we had an accumulated deficit of $2,320,909. Our ability to fund our capital requirements out of our available cash and cash generated from our operations depends on a number of factors, including our ability to gain market acceptance of our products and continue growing our existing operations. If we cannot generate positive cash flow from operations, we will have to reduce our costs and try to raise working capital from other sources. These measures could materially and adversely affect our ability to execute our operations and expand our business.

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

As noted in our audited financials for the years ended December 31, 2021 and 2020, we’ve sustained recurring operating losses and our accumulated deficit raises substantial doubt about our ability to continue as a going concern. We may not have enough funds to sustain the business until it becomes profitable. Even if we obtain financing, we may not accurately anticipate how quickly we may use the funds and whether these funds are sufficient to bring the business to profitability.

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

Under the terms of the CARES Act, as amended by the Paycheck Protection Program Flexibility Act of 2020, the Company is eligible to apply for and receive forgiveness for all or a portion of their respective PPP Loan. Such forgiveness will be determined, subject to limitations, based on the use of the Loan proceeds for certain permissible purposes as set forth in the PPP, including, but not limited to, payroll costs (as defined under the PPP) and mortgage interest, rent or utility costs (collectively, “Qualifying Expenses”) incurred during the 24 weeks subsequent to funding, and on the maintenance of employee and compensation levels, as defined, following the funding of the PPP Loan. The Company used the proceeds of the PPP Loan for Qualifying Expenses. However, no assurance is provided that the Company will be able to obtain forgiveness of the PPP Loan in whole or in part. Any amounts that are not forgiven incur interest at 1.0% per annum and monthly repayments of principal and interest are deferred for six months after the date of disbursement. While the PPP Loan currently has a two-year maturity, the amended law permits the borrower to request a five-year maturity from its lender. The Company has applied for forgiveness for the full amount and is waiting for the approval from the bank and the SBA. On December 8, 2021, the Company received notification from Key Bank that our forgiveness application has been approved in full by the Small Business Administration, or SBA.

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

Risks Related to Our Common Stock

Our stock price has experienced volatility and may continue to experience volatility, and as a result, investors in its common stock could incur substantial losses.

The Company’s stock price has fluctuated in the past, has recently been volatile, and may be volatile in the future. During 2021, the highest bid price for our common stock was $3.15 per share, while the lowest bid price during that period was $0.04 per share. The Company may incur rapid and substantial decreases in its stock price in the foreseeable future that are unrelated to its operating performance or prospects. In addition, the recent COVID-19 pandemic has caused broad stock market and industry fluctuations. The stock market has experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may experience losses on their investment in the Company’s common stock. The trading price of our common stock could continue to fluctuate widely due to:

●	investor reaction to the Company’s business strategy;

●	the success of competitive products or technologies;

●	regulatory or legal developments in the United States and other countries, especially changes in laws or regulations applicable to the Company’s products;

●	limited current liquidity and the possible need to raise additional capital;

●	the Company’s ability or inability to raise additional capital and the terms on which it raises it;

●	the Company’s public disclosure of the terms of any financing which it consummates in the future;

●	declines in the market prices of stocks generally;

●	variations in the Company’s financial results or those of companies that are perceived to be similar to us;

●	the Company’s failure to become profitable;

●	the Company’s failure to raise working capital;

●	announcements of technological innovations by us or our potential competitors;

●	changes in or our failure to meet the expectations of securities analysts;

●	new products offered by us or our competitors;

●	announcements of strategic relationships or strategic partnerships;

●	any acquisitions we may consummate;

●	announcements by the Company or its competitors of significant contracts, new services, acquisitions, commercial relationships, joint ventures or capital commitments;

●	cancellation of key contracts;

●	the Company’s failure to meet financial forecasts we publicly disclose;

●	future sales of common stock, or securities convertible into or exercisable for common stock;

●	adverse judgments or settlements obligating us to pay damages;

●	future issuances of common stock in connection with acquisitions or other transactions;

●	acts of war, terrorism, or natural disasters;

●	trading volume in our stock;

●	sales of the Company’s common stock by it or its stockholders;

●	developments relating to patents or property rights;

●	general economic, industry and market conditions; and

●	government regulatory changes; or

●	other events or factors that may be beyond our control, including those resulting from such events, or the prospect of such events, including war, terrorism and other international conflicts, public health issues including health epidemics or pandemics, such as the recent outbreak of the COVID-19 pandemic, and natural disasters such as fire, hurricanes, earthquakes, tornados or other adverse weather and climate conditions, whether occurring in the United States or elsewhere, could disrupt the Company’s operations, disrupt the operations of its suppliers or result in political or economic instability.

These broad market and industry factors may seriously harm the market price of the Company’s common stock, regardless of its operating performance. Since the stock price of its common stock has fluctuated in the past, has been recently volatile and may be volatile in the future, investors in its common stock could incur substantial losses. In the past, following periods of volatility in the market, securities class-action litigation has often been instituted against companies. Such litigation, if instituted against the Company, could result in substantial costs and diversion of management’s attention and resources, which could materially and adversely affect its business, financial condition, results of operations and growth prospects. There can be no guarantee that the Company’s stock price will remain at current prices or that future sales of its common stock will not be at prices lower than those sold to investors.

In addition, the securities markets in general have experienced extreme price and trading volume volatility in the past. The trading prices of securities of many companies at our stage of growth have fluctuated broadly, often for reasons unrelated to the operating performance of the specific companies. These general market and industry factors may adversely affect the trading price of our common stock, regardless of our actual operating performance. If our stock price is volatile, we could face securities class action litigation, which could result in substantial costs and a diversion of management’s attention and resources and could cause our stock price to fall.

We are be subject to the “penny stock” rules which adversely affect the liquidity of our Common Stock.

The SEC has adopted regulations which generally define “penny stock” to be an equity security that has a market price of less than $5.00 per share, subject to specific exemptions. The market price of our Common Stock is less than $5.00 per share and therefore we are considered a “penny stock” according to SEC rules. This designation requires any broker-dealer selling these securities to disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities. These rules limit the ability of broker-dealers to solicit purchases of our Common Stock and therefore reduce the liquidity of the public market for our shares should one develop.

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

Investors’ interests in the Company will be diluted and Investors may suffer dilution in their net book value per share when we issue additional shares. We are authorized to issue 500,000,000 shares of Common Stock, $0.001 par value per share, and 25,000,000 shares of preferred stock, $0.001 par value per share. We anticipate that all or at least some of our future funding, if any, will be in the form of equity financing from the sale of our Common Stock. If we do sell or issue more Common Stock, investors’ investment in the Company will be diluted. Dilution is the difference between what you pay for your stock and the net tangible book value per share immediately after the additional shares are sold by us. If dilution occurs, any investment in the Company’s Common Stock could seriously decline in value.

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

Fiduciaries investing the assets of a trust or pension, or profit-sharing plan must carefully assess an investment in our Company to ensure compliance with ERISA.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Our principal offices are located at 555 Madison Ave., 5th Floor, New York, New York 10022.  Our principal office location is a virtual office, which provides us with the flexibility of using office space on an as-needed basis. Pursuant to our office lease, we pay $89.00 per month on a month-to-month basis. All of our employees, including our specialized technical staff, are currently working from home or in a virtual environment. The Company always maintains the ability for our team members to work virtually, and we will continue to work virtually as an organization for the foreseeable future.

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

Holders of our Common Stock

As of April 14, 2022, there were approximately 130 stockholders of record of our common stock, and 51,920,387 shares of common stock outstanding. This number does not include shares held by brokerage clearing houses, depositories or others in unregistered form. The stock transfer agent for our securities is Empire Stock Transfer, Inc., 1859 Whitney Mesa Dr., Henderson, NV 89014.

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

Recent Sales of Unregistered Securities

April 2021 Financing

On April 27, 2021 (the “Issuance Date”), the Company entered into a Securities Purchase Agreement with an accredited investor (the “April 2021 Investor”) providing for the sale by the Company to the April 2021 Investor of a 10% Senior Secured Convertible Promissory Note in the principal amount of $315,789 (the “April 2021 Note”, and, the “Financing”). The principal amount of the April 2021 Note includes an Original Issue Discount of $15,789, resulting in $300,000 in total proceeds received by the Company in the Financing. In addition to the April 2021 Note, the April 2021 Investor also received 250,000 shares of common stock of the Company (the “Commitment Shares”), and a common share purchase warrant (the “April 2021 Warrant”, and together with the April 2021 Note and the Commitment Shares, the “Securities”) to acquire 500,000 shares of common stock of the Company. The April 2021 Warrant is exercisable for five years at an exercise price of $0.60. The closing of the Financing in the amount of $300,000 occurred on April 27, 2021.

The April 2021 Note matures 12 months from the Issuance Date (the “Maturity Date”), and interest associated with the April 2021 Note is the higher of 10% per annum or WSJ Prime plus 7%, which is payable monthly by the Company. The April 2021 Note may be prepaid by the Company in whole or in part at any time, at 110% of the outstanding principal and accrued interest. The April 2021 Note is convertible at the option of the April 2021 Investor into shares of common stock of the Company at $0.40 per share (the “Fixed Conversion Price”); provided, however, that in the event of default by the Company of the April 2021 Note, the Conversion Price will immediately be equal to the lesser of (i) the Fixed Conversion Price; (ii) seventy five percent (75%) of the lowest intraday price of the Company’s common stock during the twenty one (21) consecutive trading day period immediately preceding the trading day that the Company receives a notice of conversion from the April 2021 Investor or (iii) the discount to market based on a subsequent financing of the Company. The April 2021 Note and the April 2021 Warrant carry standard anti-dilution provisions. At all times while the April 2021 Note is outstanding, we agreed to reserve from our authorized but unissued shares of common stock seven (7) times the number of shares that is actually issuable upon full conversion of the April 2021 Note, and for the initial issuance of the April 2021 Note, 6,000,000 shares of common stock will be reserved. In addition, pursuant to the April 2021 Note we agreed to file a Form 1-A Regulation A Offering Statement to register the Securities (provided that the Securities may legally be registered on a Form 1-A Regulation A Offering Statement pursuant to applicable U.S. securities laws and regulations). The April 2021 Note might be accelerated if an event of default occurs under the terms of the April 2021 Note, including, but not limited to, the Company’s failure to pay principal and interest when due, certain bankruptcy events or if the Company is delinquent in its SEC filings. The April 2021 Note may not be converted and/or exercised by the April 2021 Investor into more than 4.99% of the Company’s outstanding common stock at any point in time; provided, however, that this limitation on conversion may be waived by the April 2021 Investor up to a maximum of 9.99%.

If prior to the Maturity Date the Company enters into a subsequent financing on terms that are more favorable to the investor(s) in the subsequent financing than the terms of the Financing, then terms of the Financing will be amended to include such better terms so long as the April 2021 Note is outstanding. In addition, the April 2021 Investor has the right of first refusal on any financing so long as the April 2021 Note is outstanding. Additionally, the April 2021 Investor has the right to be repaid 100% of the remaining balance of principal and interest under the April 2021 Note upon the Company closing on a financing or asset sale in the minimum amount of $2,000,000. Further, the April 2021 Investor has the right to participate in any future offering by the Company for a period of 18 months from the Issuance Date for an amount up to the Financing amount in strict accordance with the terms of such future offering.

The obligations of the Company under the April 2021 Note constitute a first priority security interest and rank senior with respect to any and all indebtedness of the Company existing prior to or incurred as of or following the initial Issuance Date. The obligations of the Company under the April 2021 Note are secured pursuant to the Security and Pledge Agreement entered into between the Company and the April 2021 Investor on the Issuance Date. So long as the Company has any obligation under the April 2021 Note, the Company will not incur or suffer to exist or guarantee any indebtedness that is senior to or pari passu with the Company’s obligations under the April 2021 Note. The April 2021 Note is secured by (i) the assets of the Company and (ii) 2,752,040 issued and outstanding shares of common stock of Nukkleus Inc. common stock held by a certain shareholder of the Company (the “Pledgor”) pursuant to a stock pledge agreement to be entered into between the April 2021 Investor and the Pledgor within two weeks of the Issuance Date.

The Company claims an exemption from the registration requirements of the Securities Act of 1933 (the “Securities Act”) for the private placement of these Securities pursuant to Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D promulgated under the Securities Act. The April 2021 Investor is an accredited investor as defined in Rule 501 of Regulation D promulgated under the Securities Act. As of the date hereof, the Company is obligated on $315,789 in face amount of the April 2021 Note issued to the April 2021 Investor. The April 2021 Note is a debt obligation arising other than in the ordinary course of business which constitutes a direct financial obligation of the Company.

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

September 2021 Financing

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

November 2021 Financing

On November 18, 2021 (the “Issuance Date”), the Company entered into a Securities Purchase Agreement with an accredited investor (the “November 2021 Investor”) providing for the sale by the Company to the November 2021 Investor of a 10% Senior Secured Convertible Promissory Note in the principal amount of $400,000 (the “November 2021 Note”, and, the “Financing”), to be paid by the November 2021 Investor to the Company in two tranches (each, a “Tranche”). The first Tranche consists of a payment by the November 2021 Investor to the Company on the Issue Date of $200,000, from which the November 2021 Investor retained $5,000 to cover its legal fees. A second Tranche consisting of $200,000 will be paid by the November 2021 Investor to the Company not later than 30 days after the Issuance Date, resulting in $395,000 in total proceeds to be received by the Company in the Financing. In addition to the November 2021 Note, the November 2021 Investor also received a common share purchase warrant (the “November 2021 Warrant”, and together with the November 2021 Note, the “Securities”) to acquire 666,667 shares of common stock of the Company. The November 2021 Warrant is exercisable for five years at an exercise price of $0.45. The closing of the Financing in the amount of $400,000 occurred on November 22, 2021.

The maturity date (“Maturity Date”) for each Tranche is at the end of the period that begins from the date each Tranche is paid and ends 12 months thereafter, and interest associated with the November 2021 Note is 10% per annum. The November 2021 Note may be prepaid by the Company in whole or in part at any time at 105% of the outstanding principal and accrued interest. The November 2021 Note is convertible at the option of the November 2021 Investor into shares of common stock of the Company at $0.30 per share; provided, however, that in the event of default by the Company of the November 2021 Note, the Conversion Price will immediately be equal to the lesser of 22% per annum or the maximum legal amount permitted by law. The November 2021 Note and the November 2021 Warrant carry standard anti-dilution provisions. At all times while the November 2021 Note is outstanding, the Company agreed to reserve from its authorized but unissued shares of common stock seven (7) times the number of shares that is actually issuable upon full conversion of the November 2021 Note, resulting in 10,500,000 reserved shares of common stock. The November 2021 Note might be accelerated if an event of default occurs under the terms of the November 2021 Note, including, but not limited to, the Company’s failure to pay principal and interest when due, certain bankruptcy events, or if the Company is delinquent in its required SEC filings for 30 consecutive days. The November 2021 Note may not be converted and/or exercised by the November 2021 Investor into more than 4.99% of the Company’s outstanding common stock at any point in time; provided, however, that this limitation on conversion may be waived by the November 2021 Investor up to a maximum of 9.99%.

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

Issuer Purchases of Equity Securities

The Company has not repurchased its securities during the year ended December 31, 2021.

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

Principal Products and Services

All of our proprietary formulations contain clean, vegan, ethically and environmentally responsible ingredients. The Company currently has one main product line, and another in development. The Company’s current active product line is Oeuvre.

Oeuvre

Oeuvre - “A Body of Art” – is a next generation CBD luxury skin care line and lifestyle brand. The foundation of our system of products is our proprietary OE Complex: Botanicals + Gemstones + Full flower Hemp infused formulation. Each product in the Oeuvre Artistry Collection optimizes three functions: cellular energy, moisture balance, and nutrient utilization. Four products comprise the Oeuvre collection:

●	Purifying Exfoliator
●	Replenishing Facial Oil
●	Ultra-Nourishing Face Cream
●	Revitalizing Eye Cream

Drawing inspiration from petals, leaves, roots, minerals and gemstones, Oeuvre celebrates the artistry of well-being and beauty, inside and out. Oeuvre products are non-toxic, ungendered products made with zero GMO, retinyl palmitate, petroleum, mineral oil, parabens, sulfates, and synthetic colors.

Oeuvre Target Market

Oeuvre is our luxury segment product line. With Oeuvre, we are targeting a large and influential consumer class of individuals that are “HENRYs” – High-Earners-Not-Rich-Yet. They have discretionary income and are highly likely to be wealthy in the future. HENRYs earn between $100,000 and $250,000 annually. They are digitally fluent, love online shopping online, and are big discretionary spenders. Therefore, ouvreskincare.com offers inclusive, aspirationally affordable luxury products positioned for them.

We believe the benefit of onboarding this demographic to Oeuvre are twofold: securing valuable present customers and building relationships and business with those most likely to be amongst the most affluent consumers in the future. By the year 2025, Millennials and Generation Z will represent more than 40% of the overall luxury goods market, according to a 2019 report published by Boston Consulting Group. We seek to target such group for the sale of our Oeuvre products.

On social media, we target the following audiences for our Oeuvre brand:

●	Women aged 30+
●	Luxury Skincare Enthusiasts
●	CBD Enthusiasts
●	Crystal Lovers
●	Wellness Audience
●	Makeup Artists
●	Art
●	Beauty
●	Influencers
●	Bloggers
●	Stores

Future Product Lines

The Company has additional Oeuvre product skews planned for introduction by the end of 2022:

●	Oeuvre fragrance amulets

●	CBD infused candles

●	CBD infused women’s fragrance

●	OE complex bath and body regime

Introduction of Recreational THC Beverages

The Company plans on introducing a luxury lifestyle THC beverage brand in the future. Upon development, product formulation, brand concept, packaging, and marketing presentations will be designed to appeal to an upscale, sophisticated target audience. The Company is currently working with a formulator in developing unique formulation attributes to achieve specific desired effects. This product launch is anticipated in approximately the fourth quarter of 2022.

Integrating the Metaverse

The Metaverse is a 3D experiential internet space focused on social connection in which users can interact with computer-generated virtual worlds across a range of technologies. The Company intends to integrate the Metaverse, including AI, Web 3.0 and non-fungible tokens (NFT’s), within our social media platforms and interactive product displays.

Suppliers

The Company has several third-party suppliers and is not reliant on any particular supplier for its product offerings. Many of our products contain CBD derived from industrial hemp or cannabis which we obtain from third parties. Hemp cultivation can be impacted by weather patterns and other natural events, but we have not yet faced any supply issues to date with obtaining raw materials for our products.

Distribution

We have two primary methods through which we sell our products:

1.	Direct to Consumer online e-commerce platform
2.	Wholesale partners

Marketing Strategy

We support our brand launches through social media and marketing campaigns, including utilizing influencers. Marketing and public relations firms are engaged by the Company to spearhead its launch of Oeuvre, and will likely be engaged for our future planned brand launches as well.

Sentient Brands Growth Strategies:

To grow our company, Sentient Brands intends to:

●	Create a leading consumer packaged goods company;
●	Partner with established distributers and retailers;
●	Focus on operational excellence and product quality; and
●	Establish ongoing communication with the capital markets

Our mission is to create the next generation of CBD/THC consumer brands. The Company believes it has assembled a highly accomplished team of branding and marketing professionals who have a combined experience and track record of successfully launching and operating major brands in the consumer market space, which the Company believes will provide it with it a competitive edge in its industry.

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

The current market for hemp-derived CBD products is highly competitive, consisting of publicly-trade and privately-owned companies, many of which are more adequately capitalized than the Company. The Company’s current publicly listed competitors include market leader Charlotte’s Web, CV Sciences, Elixinol, Abacus, and Green Growth Brands, and private companies such as BeBoe, St. Jane. Mary’s, Lord Jones, Bluebird Folium Biosciences, Global Cannabinoids, and Pure Kana. In addition, public and private U.S. and Canadian companies have entered the hemp-derived CBD consumer market or have announced plans to do so. This market is highly fragmented, and according to the Hemp Business Journal, the vast majority of industry participants generate less than $2 million in annual revenue. We see this an opportunity to get a foothold in the CBD consumer marketplace with the goal of building Sentient Brands as a major brand name in this space.

Industry Overview

The market for products based on extracts of hemp and cannabis, is expected to grow substantially over the coming years. Arcview Market Research and BDS Analytics are forecasting the combined market to reach nearly $45 billion within the U.S. in the year 2024. While much of this market is expected to be comprised of high potency THC-based products that will be sold in licensed dispensaries, certain research firms are still predicting the market to grow to $5.3 billion, $12.6 billion, and $2.2 billion by 2024 in the product areas of low THC cannabinoids, THC-free Cannabinoids and pharmaceutical cannabinoids, respectively.

On December 20, 2018, President Donald J. Trump signed into law the Agriculture Improvement Act of 2018, otherwise known as the “Farm Bill.” Prior to its passage, hemp, a member of the cannabis family, and hemp-derived CBD were classified as a Schedule I controlled substances, and illegal under the Controlled Substances Act (“CSA”). Under Section 10113 of the Farm Bill, hemp cannot contain more than 0.3 percent THC. THC refers to the chemical compound found in cannabis that produces the psychoactive “high” associated with cannabis. Any cannabis plant that contains more than 0.3 percent THC would be considered non-hemp cannabis or marijuana under federal law and thus would face no legal protection under this new legislation and would be an illegal Schedule 1 drug under the CSA.

With the passage of the Farm Bill, hemp cultivation is broadly permitted. The Farm Bill explicitly allows the transfer of hemp-derived products across state lines for commercial or other purposes. It also puts no restrictions on the sale, transport, or possession of hemp-derived products, so long as those items are produced in a manner consistent with the law.

Recent Developments

Covid-19

A novel strain of coronavirus (“Covid-19”) emerged globally in December 2019 and has been declared a pandemic. The extent to which Covid-19 will impact our customers, business, results and financial condition will depend on current and future developments, which are highly uncertain and cannot be predicted at this time. While the Company’s day-to-day operations beginning March 2020 through the 2021 fiscal year end have been impacted, we have suffered less immediate impact as most staff can work remotely and can continue to develop our product offerings.

On April 18, 2020, the Company, through its subsidiary Jaguaring Company, entered into a Paycheck Protection Program Promissory Note and Agreement with KeyBank National Association, pursuant to which the Company received loan proceeds of $231,500 (the “PPP Loan”). The PPP Loan was made under, and is subject to the terms and conditions of, the PPP which was established under the CARES Act and is administered by the U.S. Small Business Administration. The term of the PPP Loan is two years with a maturity date of April 18, 2022 and contains a favorable fixed annual interest rate of 1.00%. Payments of principal and interest on the PPP Loan will be deferred for the first six months of the term of the PPP Loan until November 18, 2020. Principal and interest are payable monthly and may be prepaid by the Company at any time prior to maturity with no prepayment penalties. Under the terms of the CARES Act, recipients can apply for and receive forgiveness for all or a portion of loans granted under the PPP. Such forgiveness will be determined, subject to limitations, based on the use of loan proceeds for certain permissible purposes as set forth in the PPP, including, but not limited to, payroll costs (as defined under the PPP) and mortgage interest, rent or utility costs (collectively, “Qualifying Expenses”), and on the maintenance of employee and compensation levels during the eight-week period following the funding of the PPP Loan. The Company has been using the proceeds of the PPP Loan, for Qualifying Expenses. On December 8, 2021 the Company received notification from Key Bank that our forgiveness application has been approved in full by the Small Business Administration, or SBA.

Forward Stock Split / Increase of Authorized / Name Change / Migratory Merger

On December 9, 2020, the Company filed a Certificate of Amendment of Articles of Incorporation (the “Certificate”) with the State of California to (i) effect a forward stock split of its outstanding shares of common stock at a ratio of 7 for 1 (the “Forward Stock Split”), (ii) increase the number of authorized shares of common stock from 50,000,000 shares to 500,000,000 shares, and (iii) effectuate a name change (the “Name Change”). Fractional shares that resulted from the Forward Stock Split were rounded up to the next highest number. As a result of the Name Change, the Company’s name changed from “Intelligent Buying, Inc.” to “Sentient Brands Holdings Inc.”. The Certificate was approved by the majority of the Company’s shareholders and by the Board of Directors of the Company. The effective date of the Forward Stock Split and the Name Change was March 2, 2021.

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

Following the consummation of the migratory merger, the articles of incorporation and bylaws of the Nevada corporation that was newly created as a wholly owned subsidiary of the Company became the articles of incorporation and bylaws for the surviving entity in the migratory merger.

The foregoing information is a summary of each of the matters described above, is not complete, and is qualified in its entirety by reference to the full text of the exhibits, each of which is attached an exhibit to this Form 10-K Annual Report. Readers should review those exhibits for a complete understanding of the terms and conditions associated with this matter.

Government Regulation

The United States Food & Drug Administration (“FDA”) is generally responsible for protecting the public health by ensuring the safety, efficacy, and security of (1) prescription and over the counter drugs; (2) biologics including vaccines, blood and blood products, and cellular and gene therapies; (3) foodstuffs including dietary supplements, bottled water, and baby formula; and (4) medical devices including heart pacemakers, surgical implants, prosthetics, and dental devices.

Regarding its regulation of drugs, the FDA process requires a review that begins with the filing of an investigational new drug (IND) application, with follow on clinical studies and clinical trials that the FDA uses to determine whether a drug is safe and effective, and therefore subject to approval for human use by the FDA.

Aside from the FDA’s mandate to regulate drugs, the FDA also regulates dietary supplement products and dietary ingredients under the Dietary Supplement Health and Education Act of 1994. This law prohibits manufacturers and distributors of dietary supplements and dietary ingredients from marketing products that are adulterated or misbranded. This means that these firms are responsible for evaluating the safety and labeling of their products before marketing to ensure that they meet all the requirements of the law and FDA regulations, including, but not limited to the following labeling requirements: (1) identifying the supplement; (2) nutrition labeling; (3) ingredient labeling; (4) claims; and (5) daily use information.

The FDA has not approved cannabis, marijuana, hemp or derivatives as a safe and effective drug for any indication. As of the date of this filing, we have not, and do not intend to file an Investigational New Drug Application (IND) with the FDA, concerning any of our products that contain CBD derived from industrial hemp or cannabis. Further, our products containing CBD derived from industrial hemp are not marketed or sold using claims that their use is safe and effective treatment for any medical condition subject to the FDA’s jurisdiction.

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

Employees

We believe that our success depends upon our ability to attract, develop and retain key personnel. As of April 15, 2022, we employed two full-time employees. The Company otherwise currently relies on the services of independent contractors. None of our employees are covered by collective bargaining agreements, and management considers relations with our employees to be in good standing. Although we continually seek to add additional talent to our work force, management believes that it currently has sufficient human capital to operate its business successfully.

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

The primary mailing address for the Company is 555 Madison Avenue, 5th Floor, New York, New York 10022. The Company’s telephone number is (646) 202-2897. The Company’s website is www.sentientbrands.com.

Going Concern

We have a limited operating history, and our continued growth is dependent upon the continuation of selling our products to our customers; hence generating revenues and obtaining additional financing to fund future obligations and pay liabilities arising from normal business operations. We had an accumulated deficit of $2,320,909 at December 31, 2021. The report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2021 contained an explanatory paragraph regarding our ability to continue as a going concern based upon cash used in operating activities and the current cash balance cannot be projected to cover the operating expenses for the next twelve months from the release date of this report. These factors, among others, raised substantial doubt about our ability to continue as a going concern. Our financial statements appearing elsewhere in this report do not include any adjustments that might result from the outcome of this uncertainty. There are no assurances we will be successful in our efforts to generate significant revenues or report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our company.

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

RESULTS OF OPERATIONS

Comparison of Results of Operations for the Year Ended December 31, 2021 and the Year Ended December 31, 2020.

Revenue

We did not generate significant revenue for the years ended December 31, 2021 and 2020.

Operating Expenses

For the years ended December 31, 2021 and 2020:

	For the year ended December 31,
	2021	2020

Advertising and Marketing	$4,874	54,182
General and Administrative	57,632	135,654
Legal and Professional	293,070	342,016
Office rent	1,190	16,351
Management Fees	159,000	210,636
Product development cost	6,343	28,750
TOTAL OPERATING EXPENSES	$522,109	$787,589

●	Our selling and advertising expense mainly includes our costs of branding, design and materials. The decrease of $49,308 or 91% was primarily due to the selling expenses in previous year include staff salaries and other expenses in promoting our product lines which we did not incur this year.

●	Professional fees primarily consisted of the following:

	For the year ended December 31,
	2021	2020
Accounting and Auditing	$33,700	$43,628
Other advisory Services	141,638	105,919
Legal Fees in relation to SEC fillings	109,732	174,569
Social Media Consulting	8,000	17,900
	$293,070	$342,016

●	Professional fees decreased by $48,946 or 12% primarily due to adecrease in legal fees.

●	Management fees primarily consisted of compensation of our Chief Operating officer and Chief Marketing Officer, and the President of our wholly owned subsidiary, Cannavolve. Compared to the previous year Management fees decreased by $51,636 primarily due to the departure of one of our management staff members.

●	Our general and administrative costs have also decreased by $78,022 or 58% compared to the previous year primarily due to the $67,500 bad debts written off. No such bad debts for this year ended December 31, 2021.

Income (Loss) from Operations

As a result of the foregoing, for the year ended December 31, 2021, loss from operations amounted to $660,775, as compared to loss from operations of $785,296 for the year ended December 31, 2020.

Other Income (Expense)

Other income (expense) was $154,429 for the year ended December 31, 2021, compared to $(30,965) for the year ended December 31, 2020. The variance was due to income from the forgiveness of the PPP loan of $231,500 during 2021.

Income Taxes

We did not have any income taxes expense for the years ended December 31, 2021 and December 31, 2020.

Net Income (Loss)

Net loss for the years ended December 31, 2021, and 2020 were $367,022 and $816,261, respectively. The decrease in Net Loss was primarily due to the recognition of $231,500 other income due the forgiveness of PPP loan obtain in previous year.

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

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At December 31, 2021 and 2020, we had cash balance of approximately $96,198 and $68,047, respectively. These funds are kept in financial institutions located in United States.

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

Cash flows from Operating Activities

Operating activities used $751,272 in cash the year ended December 31, 2021, as compared with $709,761 for the year ended December 31, 2020. Our net loss was $367,022 the main component of our negative operating cash flow in 2021 further increase by the non-cash income of $231,500 loan forgiveness., added by increase in accounts inventory $258,781, offset mainly by decrease in advances to supplier $154,893. In 2020 net loss of $816,261 was the main component of our negative operating cash flow offset by a decrease in accounts payable and accrued expenses of $64,658.

Cash flows from Investing Activities

There are no Investing activities in for the year ended December 31, 202. In 2020 our investing activities used $39,277 for purchase of various machinery and equipment .

Cash flows from Financing Activities

Cash flows provided by financing activities during the year ended December 31, 2021 amounted to $779,423 as compared with $808,061 for the year ended December 31, 2020. Our positive cash flow in 2021 consisted of net proceeds from convertible notes $695,078 and short term loans net proceeds of $83,245. Our positive cash flow in 2020 consisted mostly of proceeds from the sale of issuance of common stocks $471,560 and proceeds from SBA loans payable of $256,500 and proceeds from notes payable $80,000.

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

Going Concern.

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. During the year ended December 31, 2021, the Company incurred a net loss of $439,143 The Company had an accumulated deficit of $2,393,0331 as of December 31, 2021. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the 1934 Act, as of the end of the period covered by this report. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that our disclosure controls and procedures were ineffective as of December 31, 2021.

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

With the participation of our Chief Executive Officer and Chief Financial Officer (principal financial officer), our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2021 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation and the material weaknesses described below, management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2021 based on the COSO framework criteria. Management has identified control deficiencies as follows:

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

In light of this material weakness, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the year ended December 31, 2021 included in this Annual Report on Form 10-K were fairly stated in accordance with US GAAP. Accordingly, management believes that despite our material weaknesses, our consolidated financial statements for the year ended December 31, 2021 are fairly stated, in all material respects, in accordance with US GAAP.

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

Changes in Internal Controls

During the year ended December 31, 2021, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the names and positions of our current executive officers and directors.

Name	Age	Position
George Furlan	66	Interim Chief Executive Officer, Interim President, Interim Chief Financial Officer, Interim Treasurer, Interim Secretary, Chief Operating Officer, and Director
James Mansour	61	Chief Marketing Officer
Dante Jones	42	Director

Background of Executive Officers and Directors

George Furlan, Interim Chief Executive Officer, Interim President Interim Chief Financial Officer, Interim Treasurer, Interim Secretary, Chief Operations Officer, and Director

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

Dante Jones, Director

Dante Jones was appointed as a Director of the Company on February 14, 2020. Mr. Jones co-founded Cannavolve in 2012 with the mission to incubate businesses and accelerate fellow cannabis industry entrepreneurs to invent, innovate and succeed. Mr. Jones brings 15 years of experience in project management, leadership and budgeting, while delivering results across global teams. Mr. Jones has served as Cannavolve’s President since 2012. From 2014 to 2017, Mr. Jones worked as a Technology Manager at Amazon.com, Inc., managing a large global team in designing and deploying new eCommerce for the AWS Cloud.

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

Composition of our Board of Directors

Our board of directors currently consists of two members. Our present directors and our former directors are not considered independent. Our directors hold office until their successors have been elected and qualified or until the earlier of their death, resignation, or removal. There are no family relationships among any of our directors or executive officers.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, requires our directors, executive officers and persons who own more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other of our equity securities. During the year ended December 31, 2021, our officers, directors and 10% stockholders made the required filings pursuant to Section 16(a).

ITEM 11. EXECUTIVE COMPENSATION

Executive Officers’ Compensation

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by the Company during the fiscal years ended December 31, 2021 and December 31, 2020, in all capacities for the accounts of our executive officers, including the Chief Executive Officer.

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary	Stock Award	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Non- Qualified Deferred Compensation Earnings	All Other Compensation	Total
		($)	($)	($)	($)	($)	($)	($)

George Furlan,	2020	94,000	0	0	0	0	0	94,000
Interim CEO, Interim President, Interim CFO, and COO	2021	84,000	0	0	0	0	0	84,000

James Mansour, CMO	2020	110,000	0	0	0	0	0	110,000
	2021	60,000	0	0	0	0	0	60,000

The following table sets forth the cash and non-cash compensation for the fiscal years ended December 31, 2021 and 2020, awarded to or earned by Mr. Jones, Cannavolve’s principal executive officer.

Name and Principal Position	Fiscal Year	Salary	Stock Award	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Non- Qualified Deferred Compensation Earnings	All Other Compensation	Total
		($)	($)	($)	($)	($)	($)	($)
Dante Jones,	2020	41,000	0	0	0	0	0	41,000
President	2021	0		0	0	0	0	0

Outstanding Equity Awards at Fiscal Year-End Table

The Company did not issue equity awards during the year ended December 31, 2021.

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

Grants of Plan Based Awards

We did not make any plan-based equity or non-equity awards grants to named executives during the years ended December 31, 2021 and 2020.

Option Exercises

There were no options exercised by our named officers during the years ended December 31, 2021 and 2020.

Compensation of Directors

We have no non-executive directors. Our directors did not earn compensation for the years ended December 31, 2021 and 2020.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information, as of April 14, 2022, with respect to the beneficial ownership of the outstanding common stock by (i) any holder of more than five (5%) percent; (ii) each of the Company’s executive officers and directors; and (iii) the Company’s directors and executive officers as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned.

Name of Beneficial Owner (1)	Common Stock Beneficially Owned (11)	Percentage of Common Stock (2)
Officers and Directors
George Furlan * (3)	5,028,821	9.68
James Mansour * (4)	5,028,821	9.68
Dante Jones * (5)	763,798	1.47
All officers and directors as a group (3 persons)	10,821,440	20.84

5% Stockholders
Principal Holdings, LLC, (6)	8,692,187	16.74%
Bogaard Holdings LLC (7)	2,196,327	4.23%
Pure Energy 714 LLC (8)	1,593,494	3.06%
Gregg Templeton (9)	5,028,821	9.68%
Bagel Hole Inc. (10)	2,832,410	5.45%

*	Officer and/or director of the Company

(1)	Except as otherwise indicated, the address of each beneficial owner is c/o Sentient Brands Holdings Inc., 555 Madison Avenue, 5th Floor, New York, NY 10022.

(2)	Applicable percentage ownership is based on 51,920,387 shares of common stock outstanding as of April 14, 2022, together with securities exercisable or convertible into shares of common stock within 60 days of April 14, 2022 for each stockholder. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of April 14, 2022 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(3)	On December 26, 2019, the Company and George Furlan entered into a Restricted Stock Purchase Agreement pursuant to which the George Furlan purchased from the Company an aggregate of 5,028,821 restricted shares of common stock (the “Furlan Shares”) at $0.01186 per share in consideration of an aggregate purchase price of $8,520.26. 1,676269 of the Furlan Shares vested on December 26, 2019 and the remaining 3,352,552 Furlan Shares shall vest in 12 quarterly installments of 279,377 Furlan Shares thereafter. (Furlan Shares reflected on a post-forward split basis.)

(4)	On January 8, 2020, the Company and James Mansour entered into a Restricted Stock Purchase Agreement pursuant to which the James Mansour purchased from the Company an aggregate of 5,028,821 restricted shares of common stock (the “Mansour Shares”) at $0.01186 per share in consideration of an aggregate purchase price of $8,520.26. 2,514,407 of the Mansour Shares vested on January 8, 2020 and the remaining 2,514,414 Mansour Shares shall vest in 12 quarterly installments of 209,531 Mansour Shares thereafter. (Mansour Shares reflected on a post-forward split basis.)

(5)	Dante Jones received the shares of common stock of the Company in connection with the Agreement and Plan of Reorganization entered into and closed between the Company and Jaguaring Company, d/b/a Cannavolve, on February 14, 2020.

(6)	Principal Holdings, LLC is owned and controlled by Danielle Doukas.

(7)	Bogaard Holdings LLC is owned and controlled by Jelena Vadanjel.

(8)	Pure Energy 714 LLC is owned and controlled by Louis Sorrentino.

(9)	Gregg Templeton is a former employee of the Company.

(10)	Bagel Hole Inc. is owned and controlled solely by Philip Romanzi, the Company’s former sole officer and director.

(11)	On March 2, 2021, the Company effected a 7:1 forward stock split of its issued and outstanding shares of common stock. All shares of common stock reflected in the above table, and in any corresponding footnotes, are accounted for on a post-forward split basis.

No Director, executive officer, affiliate or any owner of record or beneficial owner of more than 5% of any class of voting securities of the Company is a party adverse to the Company or has a material interest adverse to the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The following includes a summary of transactions since the beginning of the 2021 fiscal year, or any currently proposed transaction, in which the Company was or is to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of their total assets at year-end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest (other than compensation described under “Executive Compensation”). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Boyle CPA LLC served as our independent auditors for the years ended December 31, 2021 and 2020. The following is a summary of the fees billed to the Company for professional services rendered for the fiscal years ended December 31, 2021 and 2020.

	December 31, 2021	December 31, 2020
Audit Fees	$26,000	$20,500
Audit Related Fees	9,700	9,975
Tax Fees	—	—
All Other Fees	—	—
Totals	$35,700	$30,475

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

ALL OTHER FEES. Consists of fees for products and services other than the services reported above. There were no management consulting services provided in fiscal 2021 or 2020.

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

ITEM 15. EXHIBITS

Exhibit No.	Exhibit Description

2.1	Reorganization Agreement between Intelligent Buying Inc. and Jaguaring Company d/b/a Cannavolve, and the Cannavolve shareholders listed in the agreement, dated March 13, 2019 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 19, 2019).

2.2	Amended Reorganization Agreement between Intelligent Buying Inc. and Jaguaring Company d/b/a Cannavolve and the Cannavolve shareholders listed in the agreement, dated April 27, 2019 (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 6, 2019).

2.3	Amendment No. 1 to Reorganization Agreement between Intelligent Buying Inc. and Jaguaring Company d/b/a Cannavolve, and the Cannavolve shareholders listed in the agreement, dated April 27, 2019 (incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed with the SEC on May, 6 2019).

2.4	Second Amended Agreement and Plan of Reorganization between Intelligent Buying Inc. and Jaguaring Company d/b/a Cannavolve Holdings, the Cannavolve Shareholders listed in the agreement dated January 2, 2020 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 8, 2020).

2.5	Termination Agreement of the Reorganization between Intelligent Buying Inc. and Jaguaring Company d/b/a Cannavolve Holdings, the Cannavolve Shareholders listed in the agreement dated February 12, 2020. (Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 14, 2020).

2.6	Agreement and Plan of Reorganization by and among Intelligent Buying Inc., Jaguaring Company d/b/a Cannavolve Holdings and the Cannavolve Shareholders listed in the agreement dated February 14, 2020. (Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 14, 2020).

2.7	Form of Agreement and Plan of Merger by and among Sentient Brands Holdings Inc., a California corporation, and Sentient Brands Holdings Inc., a Nevada corporation, dated January 28, 2021.

3.1	Articles of Incorporation of Intelligent Buying Inc. and Certificate of Amendment of Articles of Incorporation of Intelligent Buying, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form SB-2 filed with the SEC on April 17, 2006).

3.2	Bylaws of Intelligent Buying, Inc. (Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 14, 2020).

3.3	Certificate of Determination for Series A Convertible Preferred Stock of Intelligent Buying, Inc. (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form SB-2 filed with the SEC on April 17, 2006).

3.4	Certificate of Determination for Series B Preferred Stock of Intelligent Buying, Inc. (Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 14, 2020).

3.5	Certificate of Amendment of Articles of Incorporation of Intelligent Buying Inc., a California corporation. (Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on March 3, 2021).

3.6	Articles of Incorporation of Sentient Brands Holdings Inc., a Nevada corporation. (Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on March 3, 2021).

3.7	Bylaws of Sentient Brands Holdings Inc., a Nevada corporation. (Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on March 3, 2021).

4.1	Form of 10% Promissory Note of Intelligent Buying, Inc. issued to an accredited investor dated December 2, 2020.

4.2	Form of Securities Purchase Agreement by and among Intelligent Buying, Inc. and an accredited investor dated December 2, 2020.

4.3	Form of Stock Purchase Warrant of Intelligent Buying, Inc. issued to an accredited investor dated December 2, 2020.

4.4	Form of Stock Pledge Agreement issued by an affiliate of Intelligent Buying, Inc. to an accredited investor dated December 2, 2020.

4.5	Form of 10% Convertible Debenture of Intelligent Buying, Inc. issued to an accredited investor dated December 3, 2020

4.6	Form of Securities Purchase Agreement by and among Intelligent Buying, Inc. and an accredited investor dated December 3, 2020.

4.7	Form of Stock Purchase Warrant of Intelligent Buying, Inc. issued to an accredited investor dated December 3, 2020.

4.8	Form of Securities Purchase Agreement. (Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on May 3, 2021).

4.9	Form of Senior Secured Convertible Promissory Note. (Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on May 3, 2021).

4.10	Form of Common Share Purchase Warrant. (Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on May 3, 2021).

4.11	Form of Pledge and Security Agreement. (Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on May 3, 2021).

4.12	Form of 18% Promissory Note of Sentient Brands Holdings Inc. issued to an accredited investor dated September 23, 2021. (Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on November 22, 2021).

4.13	Form of Securities Purchase Agreement by and among Sentient Brands Holdings Inc. and an accredited investor dated November 18, 2021. (Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on November 22, 2021).

4.14	Form of Senior Secured Convertible Promissory Note issued to an accredited investor dated November 18, 2021. (Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on November 22, 2021).

4.15	Form of Common Share Purchase Warrant issued to an accredited investor dated November 18, 2021. (Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on November 22, 2021).

4.16	Form of Pledge and Security Agreement by and among Sentient Brands Holdings Inc. and an accredited dated November 18, 2021. (Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on November 22, 2021).

10.1	Convertible Promissory Note of Intelligent Buying Inc. issued to PureEnergy714 LLC2019 (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 19, 2019).

10.2	Convertible Promissory Note issued by Jaguaring, Inc. d/b/a Cannavolve (incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed with the SEC on March 19, 2019).

10.3	Form of Subscription Agreement for Rule 506 Offering. (Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 14, 2020).

10.4#	Executive Consulting Agreement between Intelligent Buying, Inc. and James Mansour dated January 8, 2020. (Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 14, 2020).

10.5#	Employment Agreement between Intelligent Buying, Inc. and George V. Furlan dated December 2019. (Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 14, 2020).

10.6	Independent Contractor Agreement between Jaguaring Inc. d/b/a Cannavolve and Dante Jones dated May 1, 2019. (Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 14, 2020).

10.7	Office Agreement for Jaguaring Inc. d/b/a Cannavolve dated May 23, 2018. (Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 14, 2020).

10.8	Promissory Note issued by Jaguaring Inc. d/b/a Cannavolve dated June 6, 2019. (Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 14, 2020).

10.9	Employment Agreement between Intelligent Buying, Inc. and Gregg Templeton dated February 28, 2019. (Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 14, 2020).

10.10	Office Agreement for Jaguaring Inc. d/b/a Cannavolve dated May 23, 2018. (Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 14, 2020).

10.11	Promissory Note issued by Jaguaring Inc. d/b/a Cannavolve dated June 11, 2019. (Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 14, 2020).

10.12	Promissory Note issued by Jaguaring Inc. d/b/a Cannavolve dated June 6, 2019. (Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 14, 2020).

10.13#	Restricted Stock Purchase Agreement between Intelligent Buying, Inc. and James Mansour.

10.14#	Restricted Stock Purchase Agreement between Intelligent Buying, Inc. and George Furlan. (Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 14, 2020).

10.15	Share Exchange Agreement dated as of May 28, 2020 by and among Intelligent Buying Inc., and the shareholders of Jaguaring Company d/b/a Cannavolve Holdings. (Incorporated by reference to the Form 10-K Annual Report filed with the Securities and Exchange Commission on May 29, 2020).

14.1	Code of Ethics of Intelligent Buying, Inc. (incorporated by reference to Exhibit 14.1 to the Company’s Registration Statement on Form SB-2 filed with the SEC on April 17, 2006).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer & Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

#	Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sentient Brands Holdings Inc.

Dated: April 29, 2022	By:	/s/ George Furlan
George Furlan
Interim Chief Executive Officer, Interim President, Interim Chief Financial Officer, and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

POWER OF ATTORNEY

Know all persons by these presents that each individual whose signature appears below constitutes and appoints George Furlan, our Interim Chief Executive Officer and Interim Chief Financial Officer as a true and lawful attorney-in-fact and agent, with full power of substitution and re-substitution, for him and in his name, place and stead, in any and all capacities, to (i) act on, sign and file with the Securities and Exchange Commission any and all amendments to this Report together with all schedules and exhibits thereto, (ii) act on, sign and file with the Securities and Exchange Commission any and all exhibits to this Report and any and all exhibits and schedules thereto, (iii) act on, sign and file any and all such certificates, notices, communications, reports, instruments, agreements and other documents as may be necessary or appropriate in connection therewith and (iv) take any and all such actions which may be necessary or appropriate in connection therewith, granting unto such agent, proxy and attorney-in-fact, full power and authority to do and perform each and every act and thing necessary or appropriate to be done, as fully for all intents and purposes as he might or could do in person, and hereby approving, ratifying and confirming all that such agent, proxy and attorney-in-fact, or any of his or their substitute or substitutes may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ George Furlan	Interim Chief Executive Officer, Interim President, Interim Chief Financial Officer, and Director	April 29, 2022
George Furlan	(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

/s/ James Mansour	Chief Marketing Officer	April 29, 2022
James Mansour

/s/ Dante Jones	Director	April 29, 2022
Dante Jones

SENTIENT BRANDS HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021 and 2020

Boyle CPA, LLC

Certified Public Accountants & Consultants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and

Board of Directors of Sentient Brands Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Sentient Brands Holdings, Inc. (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, changes in stockholders’ deficiency, and cash flows for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt About the Company’s Ability to Continue as a Going Concern

As discussed in Note 3 to the financial statements, the Company has incurred losses since inception and had an accumulated deficit at December 31, 2021. These factors raise substantial doubt about its ability to continue as a going concern for one year from the issuance of these financial statements. Management’s plans are also described in Note 3. The financial statements do not include adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits in accordance with standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ Boyle CPA, LLC

We have served as the Company’s auditor since 2019

Red Bank, NJ

April 28, 2022

331 Newman Springs Road	P (732) 784-1582
Building 1, 4th Floor, Suite 143	F (732) 510-0665
Red Bank, NJ 07701

SENTIENT BRANDS HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2021	December 31, 2020
ASSETS
CURRENT ASSETS
Cash	$96,198	$68,047
Advances to Supplier	—	154,893
Inventory	258,781	—
TOTAL CURRENT ASSETS	354,979	222,940

FIXED ASSETS (net of Depreciation)	31,783	36,803
TOTAL ASSETS	$386,762	$259,743

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$186,528	$251,187
Notes payable	258,292	175,047
Convertible Notes Payable	876,363	170,758
PPP Loan	—	231,500
Derivative liabilities	—
TOTAL CURRENT LIABILITIES	1,321,183	828,492
TOTAL LIABILITIES	$1,321,183	$828,492

STOCKHOLDERS’ DEFICIENCY
Preferred Stock – Par Value of $0.001; 25,000,000 shares authorized; 1,000,000 and 0 shares issued and outstanding as of September 30, 2020 and December 31, 2019	1,000	1,000
Common Stock - Par Value of $0.001; 50,000,000 shares authorized; 51,920,387 and 50,782,116 shares issued and outstanding as of December 31, 2021 and 2020, respectively	51,921	50,782
Additional paid-in capital	1,333,567	1,333,356
Accumulated deficit	(2,320,909)	(1,953,887)
TOTAL STOCKHOLDERS’ DEFICIENCY	(934,421)	(568,749)
TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIENCY	$386,762	$259,743

The accompanying notes are an integral part of these consolidated financial statements

SENTIENT BRANDS HOLDINGS INC. AND SUBSIDIARIES
STATEMENTS OF OPERATIONS

	For the year ended December 31,
	2021	2020
REVENUES:
TOTAL REVENUES	$681	$7,017
Cost of sales	23	4,724

Gross Profit	658	2,293

Operating Expenses
General and Administrative	70,039	135,654
Legal and Professional	293,070	342,016
Management Fees	159,000	210,636
TOTAL OPERATING EXPENSES	522,109	787,589
LOSS FROM OPERATIONS	(521,451)	(785,296)

Other Income (Expenses)
Interest expense	(66,545)	(30,965)
Discount amortization	(10,526)	—
Other income	231,500	—
NET LOSS	$(367,022)	$(816,261)

NET LOSS PER COMMON SHARE – BASIC AND DILUTED	$(0.007)	$(0.015)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	51,580,786	52,711,029

The accompanying notes are an integral part of these consolidated financial statements

SENTIENT BRANDS HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended
	December 31,
	2021	2020
OPERATING ACTIVITIES:
Net loss	$(367,022)		$(816,261)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	5,020		5,020
Write off receivables and inventory			12,042
Amortization of discount	10,526
Forgiveness of PPP Loan	(231,500)
Non cash financing fees	250
Changes in operating assets and liabilities:
Inventory	(258,781)		(27,560)
Loans receivables	—		17,611
Advances to supplier	154,893		(11,874)
Accounts payable and accrued expenses	(64,658)		111,261
NET CASH USED IN OPERATING ACTIVITIES	(751,272)		(709,761)
INVESTMENT ACTIVITIES:
Purchase of office equipment	—		(39,277)
NET CASH USED IN INVESTMENT ACTIVITIES	—		(39,277)
FINANCING ACTIVITIES:
Proceeds (Payment) of loan payable	695,078		80,001
Proceeds from short term loan	83,245		256,500
Net proceeds from issuance of common stock	1,100		471,560
NET CASH PROVIDED BY FINANCING ACTIVITIES	779,423		808,061
INCREASE (DECREASE) IN CASH	28,151		59,023

CASH-BEGINNING OF PERIOD	68,047		9,024
CASH-END OF PERIOD	$96,198		$68,047
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$21,052		$—
Taxes	$—	$

The accompanying notes are an integral part of these consolidated financial statements

SENTIENT BRANDS HOLDINGS INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY
For the Year Ended
December 31, 2021 and 2020

December 31, 2021	Common Stock		Preferred Stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance - December 31, 2020	50,782,116	50,782	1,000,000	1,000	1,333,356	(1,953,887)	(568,749)
Common stock issued	1,350,000	1,350					1,350
Common stock cancellation	(211,729)	(211)			211		—
Net loss				—		(367,022)	(367,022)
Balances December 31, 2021	51,920,387	$51,921	1,000,000	1,000	$1,333,567	$(2,393,030)	$(934,421)

December 31, 2020	Common Stock		Preferred Stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance December 31, 2019	55,825,021	$55,825	—	$—	$857,754	$(1,137,626)	(224,047)
Common stock issued
Share exchange	4,914,777	4,915	1,000,000	1,000	121,480		127,395
Issuance of common stock	17,725,400	17,725			382,275		400,000
Common stock cancelled	(28,800,471)	(28,800)			28,800		—
Adjustment to paid in capital	1,117,389	1,117			(56,953)		(55,836)
Net loss						(816,261)	(816,261)
Balances December 31, 2020	50,782,116	$50,782	1,000,000	$1,000	$1,333,356	$(1,953,887)	(568,749)

The accompanying notes are an integral part of these consolidated financial statements

SENTIENT BRANDS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021 AND 2020

NOTE 1. ORGANIZATION AND NATURE OF OPERATIONS

Business description

The financial statements presented are those of Sentient Brands Holdings Inc. (the “Company”). The Company was incorporated under the laws of the State of California on March 22, 2004, and, until October 2016, the Company was in the business of media advertising and acquiring high-end computer and networking equipment from resellers and end-users and then reselling this equipment at discounted prices. The Company is currently in the business of product development and brand management with a focus on building innovative brands in the Luxury and Premium Market space. The Company has a Direct-to Consumer business model focusing on the integration of CBD, wellness and beauty for conscious consumers. The Company incorporates an omnichannel approach in its marketing strategies to ensure that its products are accessible across both digital and retail channels. The Company develops Lifestyle Brands with carefully thought-out ingredients, packaging, fragrance and design. The Company’s leadership team has extensive experience in building world-class brands such as Hugo Boss, Victoria’s Secret, Versace, and Bath & Body Works. The Company is focused on two key market segments targeting: wellness and responsible luxury, which the Company believes represent unique opportunities for its Oeuvre product line. The Company intends to leverage its in-house innovation capabilities to launch new products that “disrupt” adjacent product categories. The Company plans to grow by leveraging its deep connections within its existing network and attract consumers through increased brand awareness and investing in unique social media marketing. The Company’s goal is to create customer experiences that have sustainable resonance with consumers and consistently implement strategies that result in long-term profit growth.

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

Basis of Presentation

Our financial statements are presented in conformity with accounting principles generally accepted in the United States of America, as reported on our fiscal years ending on December 31, 2021 and 2020. We have summarized our most significant accounting policies.

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

Reclassifications

Certain reclassifications have been made to the 2020 presentation to make them consistent with 2021.

Cash

The Company considers all short-term highly liquid investments with an original maturity date of purchase of three months or less to be cash equivalents.

Revenue Recognition

During the year ended December 31, 2021 and 2020, our revenue recognition policy was in accordance with ASC 606, “Revenue from Contracts with Customers”, which requires the recognition of sales following five steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or as) the entity satisfies a performance obligation.

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

Income Taxes

The Company’s income tax benefit differs from the expected income tax benefit by applying the U.S. Federal statutory rate of 21% to net income (loss) as follows:

The tax effects of temporary differences that give rise to the Company’s net deferred tax liability as of December 31, 2021 and 2020 are as follows:

	Year Ended December 31
	2021	2020
Deferred Tax Assets

Net Operating Losses	$392,287	$358,200

Less: Valuation Allowance
	(392,287)	(358,200)
Deferred Tax Assets Net	$—	$—

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

Impairment of Long-Lived Assets

Long-lived assets and certain identifiable intangible assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of an impairment loss for long-lived assets and certain identifiable intangible assets that management expects to hold, and use is based on the fair value of the asset. Long-lived assets and certain identifiable intangible assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell.

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

NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred losses since inception and has an accumulated deficit of $2,320,909 and $1,953,887 as of December 31, 2021 and 2020 respectively. The Company currently has limited liquidity and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. These factors among others, raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that may result from the outcome of these uncertainties. The Company will require additional financing moving forward and is pursuing various strategies to accomplish this, including seeking equity funding and/or debt funding from private placement sources. Although management believes that it will be able to obtain the necessary funding to allow the Company to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.

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

As of December 31, 2021 and 2020, the Company product inventories valued at approximately $258,781 and 0 respectively, are contained in our storage and fulfilment center located at CN Logistics in Lincoln Park, NJ.

NOTE 5. CONVERTIBLE NOTES PAYABLE

On April 27, 2021 (the “Issuance Date”), the Company entered into a Securities Purchase Agreement with an accredited investor (the “April 2021 Investor”) providing for the sale by the Company to the April 2021 Investor of a 10% Senior Secured Convertible Promissory Note in the principal amount of $315,789 (the “April 2021 Note”, and, the “Financing”). The principal amount of the April 2021 Note includes an Original Issue Discount of $15,789, resulting in $300,000 in total proceeds received by the Company in the Financing. The April 2021 Note is convertible at the option of the April 2021 Investor into shares of common stock of the Company at $0.40 per share. In addition to the April 2021 Note, the April 2021 Investor also received 250,000 shares of common stock of the Company (the “Commitment Shares”), and a common share purchase warrant (the “April 2021 Warrant”, and together with the April 2021 Note and the Commitment Shares, the “Securities”) to acquire 500,000 shares of common stock of the Company. The April 2021 Warrant is exercisable for five  years at an exercise price of $0.60. During the year the company paid monthly interest totaling $21,052.64. Principal balance as of December 31, 2021 remains at $315,789.

On September 23, 2021 (the “Issuance Date”), the Company issued an 18% Promissory Note in the principal amount of $125,000 (the “September 2021 Note”) to an accredited investor (the “September 2021 Investor”). The September 2021 Note matures six (6) months from the Issuance Date (the “Maturity Date”), and the September 2021 Investor, at its sole election on the Maturity Date, may convert the interest accrued on the September 2021 Note into shares of common stock of the Company at $0.05 per share. During the last quarter of 2021 the Company paid $67,500 with remaining balance of $57,500 as of December 31,2021. Accrued interest for this notes as of December 31, 2021 was $5,397.

On November 18, 2021 (the “Issuance Date”), the Company entered into a Securities Purchase Agreement with an accredited investor (the “November 2021 Investor”) providing for the sale by the Company to the November 2021 Investor of a 10% Senior Secured Convertible Promissory Note in the principal amount of $400,000 (the “November 2021 Note”, and, the “Financing”), to be paid by the November 2021 Investor to the Company in two tranches (each, a “Tranche”). The first Tranche consists of a payment by the November 2021 Investor to the Company on the Issue Date of $200,000, from which the November 2021 Investor retained $5,000 to cover its legal fees. A second Tranche consisting of $200,000 will be paid by the November 2021 Investor to the Company not later than 30 days after the Issuance Date, resulting in $395,000 in total proceeds to be received by the Company in the Financing. In addition to the November 2021 Note, the November 2021 Investor also received a common share purchase warrant (the “November 2021 Warrant”, and together with the November 2021 Note, the “Securities”) to acquire 666,667 shares of common stock of the Company. The November 2021 Warrant is exercisable for five years at an exercise price of $0.45. The closing of the Financing in the amount of $400,000 occurred on December 16, 2021. The maturity date (“Maturity Date”) for each Tranche is at the end of the period that begins from the date each Tranche is paid and ends 12 months thereafter, and interest associated with the November 2021 Note is 10% per annum.

NOTE 6. NOTES PAYABLE

On January 3, 2020, specific terms were reached between the Company and Pure Energy 714 LLC on the remaining $150,046 of prior advances made to the Company pursuant to an unsecured demand note entered into between the Company and Pure Energy 714 LLC. The terms call for repayment of the advances including interest on any unconverted principal amount at a rate of 12% per annum and a repayment date on or before June 3, 2021, at the rate of 12% per annum. If the demand note is unpaid by June 3, 2021, default interest of 3% monthly will apply. An additional $10,000 was received on March 16, 2021, but subsequently returned in April 20,2021. As of December 31, 2021, outstanding balances including accrued interest was $194,957.

NOTE 7. PPP Loan

On April 18, 2020, the Company, through its wholly owned subsidiary, Jaguaring Company, entered into Paycheck Protection Program Promissory Note and Agreement with KeyBank National Association, pursuant to which the Company received loan proceeds of $231,500 (the “PPP Loan”). The PPP Loan was made under, and is subject to the terms and conditions of, the PPP which was established under the CARES Act and is administered by the U.S. Small Business Administration. The term of the PPP Loan is two years with a maturity date of April 18, 2022 and contains a favorable fixed annual interest rate of 1.00%. Payments of principal and interest on the PPP Loan will be deferred for the first six months of the term of the PPP Loan until November 18, 2020. Principal and interest are payable monthly and may be prepaid by the Company at any time prior to maturity with no prepayment penalties. Under the terms of the CARES Act, recipients can apply for and receive forgiveness for all or a portion of loans granted under the PPP. Such forgiveness will be determined, subject to limitations, based on the use of loan proceeds for certain permissible purposes as set forth in the PPP, including, but not limited to, payroll costs (as defined under the PPP) and mortgage interest, rent or utility costs (collectively, “Qualifying Expenses”), and on the maintenance of employee and compensation levels during the eight-week period following the funding of the PPP Loan. The Company has been using the proceeds of the PPP Loan, for Qualifying Expenses. As of December 31, 2021 the balance of this loan was forgiven and recognized in other income.

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

On April 27, 2021 (the “Issuance Date”), the Company entered into a Securities Purchase Agreement with an accredited investor (the “April 2021 Investor”) providing for the sale by the Company to the April 2021 Investor of a 10% Senior Secured Convertible Promissory Note in the principal amount of $315,789. In addition to the April 2021 Note, the April 2021 Investor also received 250,000 shares of common stock of the Company.

On June 29, 2021, the Company sold 1,100,000 shares of common stock to an accredited investor in consideration for an aggregate purchase price of $1,100.

NOTE 9. COMMITMENTS AND CONTINGENCIES

On December 26, 2019, the Company entered into an Employment Agreement (the “Furlan Agreement”) with George Furlan pursuant to which Mr. Furlan was appointed as the Company’s Chief Executive Officer. The Furlan Agreement provides for a base salary of $60,000 per year with such base salary being increased to $120,000 per year beginning on the one (1) year anniversary of the completion of a financing by the Company of no less than $3,000,000. The Furlan Agreement also contains an annual bonus based on the amount of revenue generated by the Company from the sale of certain products. The Furlan Agreement has a term of three years from the effective date. Pursuant to the Furlan Agreement, the Company and Mr. Furlan also entered into a into a Restricted Stock Agreement to purchase 718,403 shares of the Company’s Common Stock.

On January 8, 2020, the Company entered into an Executive Consulting Agreement (the “Mansour Agreement”) with James Mansour pursuant to which Mr. Mansour was appointed as an Executive Consultant. The Mansour Agreement provides for a base salary of $60,000 per year. The Mansour Agreement has a term of three years from the effective date. Pursuant to the Mansour Agreement, the Company and Mr. Mansour also entered into a into a Restricted Stock Agreement to purchase 718,403 shares of the Company’s Common Stock.

NOTE 10. SUBSEQUENT EVENTS

During the first quarter of 2022, the Company received short term loans (collectively, the “Loans”) from an accredited investor in the aggregate amount of $96,075. The maturity date of each Loan is at the end of the period that begins on the date each Loan was made and ends six months thereafter, and interest on each of the Loans is 18% per annum.

The Company has evaluated subsequent events for recognition and disclosure through April 28, 2022, which is the date the financial statements were available to be issued. No other matters were identified affecting the accompanying financial statements and related disclosures.