Form 10-Q
period 2022-03-31
SENTIENT BRANDS HOLDINGS INC.
filed 2022-05-23
CIK 1358633

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A

As of May 20, 2021, 51,920,387 shares of common stock, par value $0.001 per share, were issued and outstanding.

SENTIENT BRANDS HOLDINGS INC.

FORM 10-Q

March 31, 2022

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

ii

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

SENTIENT BRANDS HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2022	December 31, 2021
	Unaudited
ASSETS
CURRENT ASSETS
Cash	$10,428	$96,198
Advances to Supplier	—	—
Inventory	244,467	258,781
TOTAL CURRENT ASSETS	254,895	354,979

FIXED ASSETS (net of Depreciation)	30,528	31,783
TOTAL ASSETS	$285,423	$386,762

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$183,203	$186,528
Notes payable	363,026	258,292
Convertible Notes Payable	891,446	876,363
PPP Loan	—	—
Derivative liabilities	—	—
TOTAL CURRENT LIABILITIES	1,437,675	1,321,183
TOTAL LIABILITIES	$1,437,675	$1,321,183

STOCKHOLDERS’ DEFICIENCY
Preferred Stock – Par Value of $0.001; 25,000,000 shares authorized; 1,000,000 and 0 shares issued and outstanding as of March 31, 2022 and December 31, 2021	1,000	1,000
Common Stock - Par Value of $0.001; 50,000,000 shares authorized; 51,920,387 shares issued and outstanding as of March 31, 2022 and December 31, 2021	51,921	51,921
Additional paid-in capital	1,333,567	1,333,567
Accumulated deficit	(2,538,740)	(2,320,909)
TOTAL STOCKHOLDERS’ DEFICIENCY	(1,152,252)	(934,421)
TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIENCY	$285,423	$386,762

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SENTIENT BRANDS HOLDINGS INC. AND SUBSIDIARIES

UNAUDITED STATEMENTS OF OPERATIONS

	For the three months ended March 31,
	2022	2021
REVENUES:
TOTAL REVENUES	$411	$—
Cost of sales	109	—

Gross Profit	302	—

Operating Expenses
Advertising and Marketing	31,748	—
General and Administrative	7,584	5,013
Legal and Professional	95,640	66,807
Management Fees	54,000	21,000
TOTAL OPERATING EXPENSES	188,972	92,820
LOSS FROM OPERATIONS	(188,670)	(92,820)

Other Income (Expenses)
Interest expense	(29,161)	—
Other income	—	6,750
NET LOSS	$(217,831)	$(86,070)

NET LOSS PER COMMON SHARE – BASIC AND DILUTED	$(0.004)	$(0.002)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	51,920,387	50,782,116

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENTIENT BRANDS HOLDINGS INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY

March 31, 2021	Common Stock		Preferred Stock		Paid in	Accumulated	Total
	Shares	Amount	Shares	Amount	Capital	Deficit
Balance - December 31, 2021	51,920,387	51,921	1,000,000	1,000	1,333,567	(2,320,909)	(934,421)
Net loss for the three months ended		-		-	-	(217,831)	(217,831)
Balances March 31, 2022	51,920,387	$51,921	1,000,000	1,000	$1,333,567	$(2,538,740)	$(1,152,252)

March 31, 2021	Common Stock		Preferred Stock		Paid in	Accumulated	Total
	Shares	Amount	Shares	Amount	Capital	Deficit
Balance December 31, 2020	50,782,116	$50,782	1,000,000	$1,000	$1,333,356	$(1,953,887)	$(568,749)
Net loss for the three months		-		-	-	(86,070)	(86,070)
Balances March 31, 2021	50,782,116	$50,782	1,000,000	$1,000	$1,333,356	$(2,039,957)	$(654,819)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENTIENT BRANDS HOLDINGS INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the three months ended
	March 31,
	2022	2021
OPERATING ACTIVITIES:
Net loss	$(217,831)		$(86,070)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation Expenses	1,255		1,255
Non cash financing fees
Changes in operating assets and liabilities:
Inventory	14,314		(258,804)
Advances to supplier	—		154,893
Accounts payable and accrued expenses	11,758		122,997
NET CASH USED IN OPERATING ACTIVITIES	(190,504)		(65,729)
INVESTMENT ACTIVITIES:
Purchase of office equipments	—		—
NET CASH USED IN INVESTMENT ACTIVITIES	—		—
FINANCING ACTIVITIES:
Proceeds (Payment) of loan payable	—		10,000
Proceeds from short term loan	104,734		—
Net proceeds from issuance of common stock	—		—
NET CASH PROVIDED BY FINANCING ACTIVITIES	104,734		10,000
INCREASE (DECREASE) IN CASH	(85,770)		(55,729)

CASH-BEGINNING OF PERIOD	96,198		68,047
CASH-END OF PERIOD	$10,428		$12,318
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$21,052		$—
Taxes	$—	$

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENTIENT BRANDS HOLDINGS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

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

Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission on April 29, 2022.

Going concern

The Company currently has limited operations. These unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business.

As reflected in the accompanying unaudited consolidated financial statements, the Company had an accumulated deficit of $2,538,740 at March 31, 2022, and had a net loss and net cash flow used in operating activities of $217,831and $86,070 for the three months ended March 31, 2022 and 2021, respectively. The Company has a limited operating history, and its continued growth is dependent upon the continuation of selling its products; hence generating revenues and obtaining additional financing to fund future obligations and pay liabilities arising from normal business operations. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital, implement its business plan, and generate significant revenues. There are no assurances that the Company will be successful in its efforts to generate significant revenues, maintain sufficient cash balance or report profitable operations or to continue as a going concern. The Company plans on raising capital through the sale of equity or debt instruments to implement its business plan. However, there is no assurance these plans will be realized and that any additional financings will be available to the Company on satisfactory terms and conditions, if any.

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

Revenue Recognition

During the three months ended March 31, 2022, our revenue recognition policy was in accordance with ASC 606, “Revenue from Contracts with Customers”, which requires the recognition of sales following five steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or as) the entity satisfies a performance obligation.

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

During the three months ended March 31, 2022, and 2021, there were no stock based awards issued or outstanding.

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

As of March 31, 2022, Company product inventories valued at approximately $244,467 are primarily contained in our storage and fulfilment center located at CN Logistics US, 3 Borinski Road Lincoln Park, NJ 07035.

NOTE 5. CONVERTIBLE NOTES PAYABLE

On April 27, 2021 (the “Issuance Date”), the Company entered into a Securities Purchase Agreement with an accredited investor (the “April 2021 Investor”) providing for the sale by the Company to the April 2021 Investor of a 10% Senior Secured Convertible Promissory Note in the principal amount of $315,789 (the “April 2021 Note”, and the “Financing”). The principal amount of the April 2021 Note includes an Original Issue Discount of $15,789, resulting in $300,000 in total proceeds received by the Company in the Financing. The April 2021 Note is convertible at the option of the April 2021 Investor into shares of common stock of the Company at $0.40 per share. In addition to the April 2021 Note, the April 2021 Investor also received 250,000 shares of common stock of the Company (the “Commitment Shares”), and a common share purchase warrant (the “April 2021 Warrant”, and together with the April 2021 Note and the Commitment Shares, the “Securities”) to acquire 500,000 shares of common stock of the Company. The April 2021 Warrant is exercisable for five years at an exercise price of $0.60. During the year the company paid monthly interest totaling $21,052.64. Principal balance as of March 31, 2022 and December 31, 2021 remains at $315,789.

On September 23, 2021 (the “Issuance Date”), the Company issued an 18% Promissory Note in the principal amount of $125,000 (the “September 2021 Note”) to an accredited investor (the “September 2021 Investor”). The September 2021 Note matures six (6) months from the Issuance Date (the “Maturity Date”), and the September 2021 Investor, at its sole election on the Maturity Date, may convert the interest accrued on the September 2021 Note into shares of common stock of the Company at $0.05 per share. During the last quarter of 2021 the Company paid $67,500 with remaining balance of $57,500 as of March 31, 2022 and December 31,2021. Accrued interest for this note as of March 31, 2022 and December 31, 2021 were $8,422 and $5,397 respectively.

On November 18, 2021 (the “Issuance Date”), the Company entered into a Securities Purchase Agreement with an accredited investor (the “November 2021 Investor”) providing for the sale by the Company to the November 2021 Investor of a 10% Senior Secured Convertible Promissory Note in the principal amount of $400,000 (the “November 2021 Note”, and, the “Financing”), to be paid by the November 2021 Investor to the Company in two tranches (each, a “Tranche”). The first Tranche consists of a payment by the November 2021 Investor to the Company on the Issue Date of $200,000, from which the November 2021 Investor retained $5,000 to cover its legal fees. A second Tranche consisting of $200,000 will be paid by the November 2021 Investor to the Company not later than 30 days after the Issuance Date, resulting in $395,000 in total proceeds to be received by the Company in the Financing. In addition to the November 2021 Note, the November 2021 Investor also received a common share purchase warrant (the “November 2021 Warrant”, and together with the November 2021 Note, the “Securities”) to acquire 666,667 shares of common stock of the Company. The November 2021 Warrant is exercisable for five years at an exercise price of $0.45. The closing of the Financing in the amount of $400,000 occurred on December 16, 2021. The maturity date (“Maturity Date”) for each Tranche is at the end of the period that begins from the date each Tranche is paid and ends 12 months thereafter, and interest associated with the November 2021 Note is 10% per annum. Accrued interest for this note as of March 31, 2022, and December 31, 2021 were $16,139 and $7,894 respectively.

On February 15, 2022, the Company issued an 18% Promissory Note in the principal amount of $60,025 to an accredited investor. The note matures on the earlier of (i) the closing of the Company’s next equity financing, or (ii) August 15, 2022. At the note holder’s sole election on the maturity date, the note holder may convert the interest accrued on the note into shares of common stock of the Company at $0.05 per share.

On February 23, 2022, the Company issued an 18% Promissory Note in the principal amount of $25,025 to an accredited investor. The note matures on the earlier of (i) the closing of the Company’s next equity financing, or (ii) August 23, 2022. At the note holder’s sole election on the maturity date, the note holder may convert the interest accrued on the note into shares of common stock of the Company at $0.05 per share.

On March 28, 2022, the Company issued an 18% Promissory Note in the principal amount of $11,025 to an accredited investor. The note matures on the earlier of (i) the closing of the Company’s next equity financing, or (ii) September 28, 2022. At the note holder’s sole election on the maturity date, the note holder may convert the interest accrued on the note into shares of common stock of the Company at $0.05 per share.

The Company claims an exemption from the registration requirements of the Securities Act of 1933 (the “Securities Act”) for the private placement of the above securities pursuant to Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D promulgated under the Securities Act. The investors in these securities are accredited investor as defined in Rule 501 of Regulation D promulgated under the Securities Act. The above notes are debt obligations arising other than in the ordinary course of business which constitute a direct financial obligation of the Company.

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

NOTE 6. NOTES PAYABLE

On January 3, 2020, specific terms were reached between the Company and Pure Energy 714 LLC on the remaining $150,046 of prior advances made to the Company pursuant to an unsecured demand note entered into between the Company and Pure Energy 714 LLC. The terms call for repayment of the advances including interest on any unconverted principal amount at a rate of 12% per annum and a repayment date on or before June 3, 2021, at the rate of 12% per annum. If the demand note is unpaid by June 3, 2021, default interest of 3% monthly will apply. An additional $10,000 was received on March 16, 2021, but subsequently returned in April 20,2021. As of March 31, 2022 and December 31, 2021, outstanding balances including accrued interest were $200,584 and $194,957, respectively.

During 2021 and 2022, the Company received proceeds from various loans from Adriatic Advisors LLC. At March 31, 2022 and December 31, 2021, the Company had $153,550 and $57,500 due to Adriatic Advisors LLC, respectively. These loans bear interest at 18% per annum, and are due at various times during 2022.

 NOTE 7. STOCKHOLDERS’ (DEFICIENCY)

Preferred stock

The Company is authorized to issue 25,000,000 shares of Preferred Stock, par value $.001 per share. As of March 31, 2022, and December 31, 2021, 1,000,000 shares of Series B Preferred Stock were issued and outstanding.

For five years from the date of issuance, the Series B Preferred Stock shall have the number of votes equal to fifty-one percent (51%) of the cumulative total vote of all classes of stock of the Corporation, common or preferred, whether such other class of stock is voting as a single class or the other classes of stock are voting together as a single group, and with respect to such vote, such holder shall have full voting rights and powers equal to the voting rights and powers of the holders of Common Stock, or any other class of preferred stock, and shall be entitled to notice of any stockholders’ meeting in accordance with the bylaws of the Corporation, and shall be entitled to vote, together with holders of Common Stock and any class of preferred stock entitled to vote, with respect to any question upon which holders of Common Stock or any class of preferred stock have the right to vote. After five years, the Series B Preferred Stock shall automatically, and without further action by the Corporation, be cancelled and void, and may not be reissued.e Company is authorized to issue 25,000,000 shares of Preferred Stock, par value $.001 per share. As of March 31, 2022 and December 31, 2021, 1,000,000 shares of Series B Preferred Stock were issued and outstanding.

Common stock

During the first quarter ending March 31, 2022, there were no issuances of common stock.

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

NOTE 10. SUBSEQUENT EVENTS

The Company has evaluated subsequent events for recognition and disclosure through May 20, 2022, which is the date the financial statements were available to be issued. Subsequent to March 31, 2022, the Company received proceeds of $53,150 from additional loans from Adriatic Advisors LLC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition of Sentient Brands Holdings Inc. for the three months ended March 31, 2022 and 2021 should be read in conjunction with the Sentient Brands Holdings Inc. unaudited condensed consolidated financial statements and the notes thereto contained elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors, Special Note Regarding Forward-Looking Statements and Business sections in our Form 10-K as filed with the Securities and Exchange Commission on April 15, 2021. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements .

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

Employees

We believe that our success depends upon our ability to attract, develop and retain key personnel. As of May __, 2022, we employed 2 full-time employees. The Company otherwise currently relies on the services of independent contractors. None of our employees are covered by collective bargaining agreements, and management considers relations with our employees to be in good standing. Although we continually seek to add additional talent to our work force, management believes that it currently has sufficient human capital to operate its business successfully.

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

RESULTS OF OPERATIONS

Comparison of Results of Operations for the three months ended March 31, 2022 and 2021

Revenue

During the three months ending March 31, 2022 and 2021, we generated minimal revenue due to the Company’s reorganization and focus on the development of our new product lines and related marketing preparations.

Operating Expenses

For the three months ended March 31, 2022, and 2021, operating expenses consisted of the following:

	2022	2021
Advertising and Marketing	38,248	—
General and Administrative	7,584	5,013
Legal and Professional	107,140	66,807
Management Fees	36,000	21,000

TOTAL OPERATING EXPENSES	188,972	98,820

●	Our advertising and marketing costs mainly include consulting fees for branding, social media and creation of marketing materials for our brand. The increase in advertising costs of $38,248, or by 100%, during the three months period ending March 31, 2022 compared to the three months ended March 31, 2021 was attributable to consulting fees for branding and marketing materials $10,500, Product samples for promotions $14,205, Social Media advertisement $4,542 and trade show cost $9,000 incurred in 2022 and no such expenses in the three months ending March 31, 2021.

●	Legal and professional fees primarily consisted of accounting fees, legal service fees, consulting fees, investor relations service charges and other fees incurred for service related to becoming and being a public company. For the three months ended March 31, 2021, professional fees increased compared to the same period in 2021 mainly attributable to a increase in Social Media consulting fees of approximately $63,500 incurred for services performed by our marketing consultant. We expect professional fees to increase as we incur significant costs associated with our public company reporting requirements, and costs associated with newly applicable corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002 and other rules implemented by the Securities and Exchange Commission.

●	Our management fees are comprised mainly of salaries paid to our management staff. During the three months period ending March 31, 2022, management fees increased by approximately $15,000 compared to the same period in 2021 mainly attributable to fees paid for Sales and marketing executive.

Loss from Operations

The Company’s operating loss for the three month period ended March 31, 2022, and 2021 was $217,831 and $86,070, respectively. A increased in operating loss of approximately $131,761 or 65% compared to the previous three months ended March 31, 2021 was primarily increase in advertising cost $38,248, Legal and professional fees $29,144, and management fees of $15,000.

Income Taxes

We did not have any income taxes expense for the three months ended March 31, 2022 and 2021 incurred losses in these periods.

Net Loss

The Company’s net loss for the three months period ended March 31, 2022 and 2022 was $217,831 and $86,070, respectively.

Liquidity and Capital Resources

As of March 31, 2022, we had total current assets of $254,423, consisting of $10,428 in cash and $244,467 in inventories. Our total current liabilities as of March 31, 2022 were $1,4347,675. We had a working capital deficit of $1,152,252 as of March 31, 2022, compared with a working capital deficit of $934,421 as of December 31, 2021.

Cash Flows from Operating Activities

Operating activities used $190,504 in cash for the three months ended March 31, 2022, compared with cash used of $65,729 for the three months ended March 31, 2022. Our negative operating cash flow for the three months ended March 31, 2022, was largely the result of our net loss of $217,831, decrease in inventory $14,314 and increase in accrued expenses and payables $11,758. Our negative operating cash flow of $675,974 for the three months ended March 31, 2021, was largely the result of the result out net loss of $86,070, increase in inventories $258,804, offset by decrease in advances to suppliers $154,893 and increase in accounts payable $122,997.

Cash Flows from Financing Activities

There were no cash flow from investment activities for the three months ended March 31, 2022 and 2021.

Cash Flows from Financing Activities

 Net cash flows provided by financing activities during the three months ended March 31, 2022, amounted to $104,734 compared with cash flows provided by financing activities of $10,000 for the previous period ended March 31, 2021. Our positive cash flows for the three months ended March 31, 2022 and 2021, consisted of proceeds from short term loans payable of $104,734 and $10,000 respectively.

Going Concern

As of March 31,2022, we have an accumulated deficit of $2,538,740. Our ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and our ability to achieve and maintain profitable operations. While we are expanding our best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations. These conditions raise substantial doubt about our ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of March 31, 2022, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2022, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described below.

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

Remediation Plan to Address the Material Weaknesses in Internal Control over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Management identified the following three material weaknesses that have caused management to conclude that, as of March 31, 2022, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

1.	We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act as of the period ending March 31, 2022. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.
2.	We do not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.
3.	Effective controls over the control environment were not maintained. Specifically, a formally adopted written code of business conduct and ethics that governs our employees, officers, and directors was not in place. Additionally, management has not developed and effectively communicated to employees its accounting policies and procedures. This has resulted in inconsistent practices. Further, our Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

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

ITEM 1A. RISK FACTORS

Risk factors describing the major risks to our business can be found under Item 1A, “Risk Factors”, in our Annual Report on Form 10-K for the year ended December 31, 2021. There has been no material change in our risk factors from those previously discussed in the Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 15, 2022, the Company issued an 18% Promissory Note in the principal amount of $60.025 to an accredited investor. The note matures on the earlier of (i) the closing of the Company’s next equity financing, or (ii) August 15, 2022. At the note holder’s sole election on the maturity date, the note holder may convert the interest accrued on the note into shares of common stock of the Company at $0.05 per share.

On February 23, 2022, the Company issued an 18% Promissory Note in the principal amount of $25.025 to an accredited investor. The note matures on the earlier of (i) the closing of the Company’s next equity financing, or (ii) August 23, 2022. At the note holder’s sole election on the maturity date, the note holder may convert the interest accrued on the note into shares of common stock of the Company at $0.05 per share.

On March 28, 2022, the Company issued an 18% Promissory Note in the principal amount of $11.025 to an accredited investor. The note matures on the earlier of (i) the closing of the Company’s next equity financing, or (ii) September 28, 2022. At the note holder’s sole election on the maturity date, the note holder may convert the interest accrued on the note into shares of common stock of the Company at $0.05 per share.

The Company claims an exemption from the registration requirements of the Securities Act of 1933 (the “Securities Act”) for the private placement of the above notes pursuant to Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D promulgated under the Securities Act. The investor in the above notes is an accredited investor as defined in Rule 501 of Regulation D promulgated under the Securities Act. As of the date hereof, the Company is obligated on an aggregate of $96,050 in the above notes issued to the investor. The above notes are a debt obligation arising other than in the ordinary course of business which constitute a direct financial obligation of the Company.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Exhibit Description

2.1	Reorganization Agreement between Intelligent Buying Inc. and Jaguaring Company d/b/a Cannavolve, and the Cannavolve shareholders listed in the agreement, dated March 13, 2019 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 19, 2019).

2.2	Amended Reorganization Agreement between Intelligent Buying Inc. and Jaguaring Company d/b/a Cannavolve and the Cannavolve shareholders listed in the agreement, dated April 27, 2019 (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 6, 2019).

2.3	Amendment No. 1 to Reorganization Agreement between Intelligent Buying Inc. and Jaguaring Company d/b/a Cannavolve, and the Cannavolve shareholders listed in the agreement, dated April 27, 2019 (incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed with the SEC on May, 6 2019).

2.4	Second Amended Agreement and Plan of Reorganization between Intelligent Buying Inc. and Jaguaring Company d/b/a Cannavolve Holdings, the Cannavolve Shareholders listed in the agreement dated January 2, 2020 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 8, 2020).

2.5	Termination Agreement of the Reorganization between Intelligent Buying Inc. and Jaguaring Company d/b/a Cannavolve Holdings, the Cannavolve Shareholders listed in the agreement dated February 12, 2020. (Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 14, 2020).

2.6	Agreement and Plan of Reorganization by and among Intelligent Buying Inc., Jaguaring Company d/b/a Cannavolve Holdings and the Cannavolve Shareholders listed in the agreement dated February 14, 2020. (Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 14, 2020).

2.7	Form of Agreement and Plan of Merger by and among Sentient Brands Holdings Inc., a California corporation, and Sentient Brands Holdings Inc., a Nevada corporation, dated January 28, 2021. (Incorporated by reference to the Form 10-K Annual Report filed with the Securities and Exchange Commission on April 15, 2021).

3.1	Articles of Incorporation of Intelligent Buying Inc. and Certificate of Amendment of Articles of Incorporation of Sentient Brands Holdings Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form SB-2 filed with the SEC on April 17, 2006).

3.2	Bylaws of Sentient Brands Holdings Inc. (Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 14, 2020).

3.3	Certificate of Determination for Series A Convertible Preferred Stock of Sentient Brands Holdings Inc. (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form SB-2 filed with the SEC on April 17, 2006).

3.4	Certificate of Determination for Series B Preferred Stock of Sentient Brands Holdings Inc. (Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 14, 2020).

3.5	Certificate of Amendment of Articles of Incorporation of Intelligent Buying Inc., a California corporation. (Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on March 3, 2021).

3.6	Articles of Incorporation of Sentient Brands Holdings Inc., a Nevada corporation. (Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on March 3, 2021).

3.7	Bylaws of Sentient Brands Holdings Inc., a Nevada corporation. (Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on March 3, 2021).

4.1	Form of 10% Promissory Note of Intelligent Buying, Inc. issued to an accredited investor dated December 2, 2020. (Incorporated by reference to the Form 10-K Annual Report filed with the Securities and Exchange Commission on April 15, 2021).

4.2	Form of Securities Purchase Agreement by and among Intelligent Buying, Inc. and an accredited investor dated December 2, 2020. (Incorporated by reference to the Form 10-K Annual Report filed with the Securities and Exchange Commission on April 15, 2021).

4.3	Form of Stock Purchase Warrant of Intelligent Buying, Inc. issued to an accredited investor dated December 2, 2020. (Incorporated by reference to the Form 10-K Annual Report filed with the Securities and Exchange Commission on April 15, 2021).

4.4	Form of Stock Pledge Agreement issued by an affiliate of Intelligent Buying, Inc. to an accredited investor dated December 2, 2020. (Incorporated by reference to the Form 10-K Annual Report filed with the Securities and Exchange Commission on April 15, 2021).

4.5	Form of 10% Convertible Debenture of Intelligent Buying, Inc. issued to an accredited investor dated December 3, 2020. (Incorporated by reference to the Form 10-K Annual Report filed with the Securities and Exchange Commission on April 15, 2021).

4.6	Form of Securities Purchase Agreement by and among Intelligent Buying, Inc. and an accredited investor dated December 3, 2020. (Incorporated by reference to the Form 10-K Annual Report filed with the Securities and Exchange Commission on April 15, 2021).

4.7	Form of Stock Purchase Warrant of Intelligent Buying, Inc. issued to an accredited investor dated December 3, 2020. (Incorporated by reference to the Form 10-K Annual Report filed with the Securities and Exchange Commission on April 15, 2021).

4.8	Form of Securities Purchase Agreement. (Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on May 3, 2021).

4.9	Form of Senior Secured Convertible Promissory Note. (Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on May 3, 2021).

4.10	Form of Common Share Purchase Warrant. (Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on May 3, 2021).

4.11	Form of Pledge and Security Agreement. (Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on May 3, 2021).

4.12	Form of 18% Promissory Note of Sentient Brands Holdings Inc. issued to an accredited investor dated September 23, 2021. (Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on November 22, 2021).

4.13	Form of Securities Purchase Agreement by and among Sentient Brands Holdings Inc. and an accredited investor dated November 18, 2021. (Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on November 22, 2021).

4.14	Form of Senior Secured Convertible Promissory Note issued to an accredited investor dated November 18, 2021. (Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on November 22, 2021).

4.15	Form of Common Share Purchase Warrant issued to an accredited investor dated November 18, 2021. (Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on November 22, 2021).

4.16	Form of Pledge and Security Agreement by and among Sentient Brands Holdings Inc. and an accredited dated November 18, 2021. (Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on November 22, 2021).

10.1	Convertible Promissory Note of Intelligent Buying Inc. issued to PureEnergy714 LLC2019 (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 19, 2019).

10.2	Convertible Promissory Note issued by Jaguaring, Inc. d/b/a Cannavolve (incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed with the SEC on March 19, 2019).

10.3	Form of Subscription Agreement for Rule 506 Offering. (Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 14, 2020).

10.4#	Executive Consulting Agreement between Sentient Brands Holdings Inc. and James Mansour dated January 8, 2020. (Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 14, 2020).

10.5#	Employment Agreement between Sentient Brands Holdings Inc. and George V. Furlan dated December 2019. (Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 14, 2020).

10.6	Independent Contractor Agreement between Jaguaring Inc. d/b/a Cannavolve and Dante Jones dated May 1, 2019. (Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 14, 2020).

10.7	Addendum to Independent Contractor Agreement between Jaguaring Inc. d/b/a Cannavolve and Dante Jones dated September 20, 2019. (Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 14, 2020).

10.8	Independent Contractor Agreement between Jaguaring Inc. d/b/a Cannavolve and Eric Swaney dated May 1, 2019. (Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 14,2020).

10.9	Addendum to Independent Contractor Agreement between Jaguaring Inc. d/b/a Cannavolve and Eric Swaney dated May 1, 2019. (Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 14, 2020).

10.10	Office Agreement for Jaguaring Inc. d/b/a Cannavolve dated May 23, 2018. (Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 14, 2020).

10.11	Promissory Note issued by Jaguaring Inc. d/b/a Cannavolve dated June 11, 2019. (Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 14, 2020).

10.12	Promissory Note issued by Jaguaring Inc. d/b/a Cannavolve dated June 6, 2019. (Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 14, 2020).

10.13	Employment Agreement between Sentient Brands Holdings Inc. and Gregg Templeton dated February 28, 2019. (Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 14, 2020).

10.14#	Restricted Stock Purchase Agreement between Sentient Brands Holdings Inc. and James Mansour. (Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 14, 2020).

10.15#	Restricted Stock Purchase Agreement between Sentient Brands Holdings Inc. and George Furlan. (Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 14, 2020).

10.16	Share Exchange Agreement dated as of May 28, 2020 by and among Intelligent Buying Inc., and the shareholders of Jaguaring Company d/b/a Cannavolve Holdings. (Incorporated by reference to the Form 10-K Annual Report filed with the Securities and Exchange Commission on May 29, 2020).

14.1	Code of Ethics of Sentient Brands Holdings Inc. (incorporated by reference to Exhibit 14.1 to the Company’s Registration Statement on Form SB-2 filed with the SEC on April 17, 2006).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification of Chief Executive Officer & Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith

# Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

SENTIENT BRANDS HOLDINGS INC.

Date: May 23, 2022	By:	/s/ George Furlan
George Furlan
Interim Chief Executive Officer, Interim President and Director (Principal Executive Officer)

Date: May 23, 2022	By:	/s/ George Furlan
George Furlan
Interim Chief Financial Officer (Principal Financial and Accounting Officer)