Form 10-Q
period 2022-06-30
SENTIENT BRANDS HOLDINGS INC.
filed 2022-08-22
CIK 1358633

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 001-34861

SENTIENT BRANDS HOLDINGS INC.

(Exact name of Registrant as specified in its charter)

Nevada	86-3765910
(State of incorporation)	(I.R.S. Employer Identification No.)

590 Madison Avenue, 21st Floor

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

As of August 22, 2022, 51,920,387 shares of common stock, par value $0.001 per share, were issued and outstanding.

SENTIENT BRANDS HOLDINGS INC.

FORM 10-Q

June 30, 2022

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

ii

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

SENTIENT BRANDS HOLDINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2022 (unaudited)	December 31, 2021
ASSETS
CURRENT ASSETS
Cash	$223	$96,198
Inventory	244,467	258,781
TOTAL CURRENT ASSETS	244,690	354,979

FIXED ASSETS (net of Depreciation)	29,559	31,783

TOTAL ASSETS	$274,249	$386,762
LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$390,859	$186,528
Notes Payable	436,076	258,292
Convertible notes payable	894,077	876,363
TOTAL CURRENT LIABILITIES	1,721,012	1,321,183
STOCKHOLDERS’ DEFICIENCY
Preferred Stock – Par Value of $0.001; 25,000,000 shares authorized; 1,000,000 and 1,000,000 shares issued and outstanding as of June 30, 2022 and December 31, 2021	1,000	1,000
Common Stock – Par Value of $0.001; 500,000,000 shares authorized; 51,920,387 shares issued and outstanding as of June 30, 2022 and December 31, 2021	51,921	51,921
Additional paid-in capital	1,333,567	1,333,567
Accumulated deficit	(2,833,250)	(2,320,909)
TOTAL STOCKHOLDERS’ DEFICIENCY	(1,446,762)	(934,421)
TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIENCY	$274,249	$386,762

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENTIENT BRANDS HOLDINGS INC.

CONDENSED STATEMENTS OF OPERATIONS

( UNAUDITED)

	Three months ended June 30		Six months ended June 30
	2022	2021	2022	2021

Sales	$142	$125	$553	$125
Cost of sales	4,214	23	4,323	23

Gross profit (loss)	(4,072)	102	(3,770)	102

Operating expenses:
Advertising and marketing	6,865	12,800	38,613	12,800
General and administrative	12,303	5,624	19,887	10,485
Legal and professional	215,399	55,070	311,039	121,877
Office rent	—	418	—	458
Management fees	15,000	21,000	69,000	42,000
Product development cost	—	2,773	—	2,885
Interest expenses	40,871	43,266	70,032	43,266
TOTAL OPERATING EXPENSES	290,438	140,951	508,571	233,771

LOSS FROM OPERATIONS	(294,510)	(140,849)	(512,341)	(233,669)
Other Income (Expenses)
Discount amortization	—	(2,630)	—	(2,630)
Other income	—	—	—	6,750
NET LOSS	$(294,510)	$(143,479)	$(512,341)	$(229,549)

NET LOSS PER COMMON SHARE – BASIC AND DILUTED	$(0.006)	$(0.003)	$(0.010)	$(0.005)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	51,920,387	50,782,116	51,920,387	50,782,116

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENTIENT BRANDS HOLDINGS INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

(UNAUDITED)

					Additional
	Common Stock		Preferred Stock		Paid in	Accumulated
June 30, 2022	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance - December 31, 2021	51,920,387	$51,921	1,000,000	$1,000	$1,333,567	$(2,320,909)	$(934,421)
Net loss	—	—	—	—	—	(217,831)	(217,831)
March 31, 2022	51,920,387	$51,921	1,000,000	$1,000	$1,333,567	$(2,538,740)	$(1,152,252)
Issuance of common stock	—	—	—	—	—		—
Net Loss						(294,510)	(294,510)
Balances June 30, 2022	51,920,387	$51,921	1,000,000	$1,000	$1,333,567	$(2,833,250)	$(1,446,762)

June 30, 2021
Balance December 31, 2020	50,782,116	$50,782	1,000,000	$1,000	$1,333,356	$(1,953,887)	$(568,749)
Net loss	—	—	—	—	—	(86,070)	(86,070)
Balance March 31, 2021	50,782,116	$50,782	1,000,000	$1,000	$1,333,356	$(2,039,957)	$(654,819)
Issuance of common stock	1,100,000	1,100					1,100
Canceled shares	(211,729)	(211)			211
Net loss			—	—		(143,479)	(143,479)
Balance June 30, 2021	51,670,387	$51,671	1,000,000	$1,000	$1,333,567	$(2,183,436)	$(797,198)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENTIENT BRANDS HOLDINGS INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months ended
	June 30,
	2022	2021
OPERATING ACTIVITIES:
Net loss	$(512,342)	$(229,548)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	4,855	2,510
Accounts payable written off
Changes in operating assets and liabilities:
Inventory	14,314	(258,781)
Advances to supplier	—	154,893
Accounts payable and accrued expenses	219,414	(31,885)
NET CASH USED IN OPERATING ACTIVITIES	(273,759)	(362,811)
INVESTMENT ACTIVITIES:
Purchase of office equipment	—	—
NET CASH USED IN INVESTMENT ACTIVITIES	—	—
FINANCING ACTIVITIES:
Proceeds from Convertible notes	177,784	302,630
Net proceeds from issuance of common stock	—	1,100
NET CASH PROVIDED BY FINANCING ACTIVITIES	177,784	303,730

INCREASE (DECREASE) IN CASH	(95,975)	(59,081)

CASH-BEGINNING OF YEAR	96,198	68,047
CASH-END OF the quarter.	$223	$8,966

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$21,052	$5,263
Taxes	$—	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENTIENT BRANDS HOLDINGS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

NOTE 1. ORGANIZATION AND NATURE OF OPERATIONS

Business description

The financial statements presented are those of Sentient Brands Holdings Inc. (the “Company”). The Company was incorporated under the laws of the State of California on March 22, 2004, until changing its state of incorporation from California to Nevada in 2021, as further described below. The Company is a next-level product development and brand management company with a focus on building innovative brands in the Luxury and Premium Market space. The Company has a Direct-to Consumer business model focusing on the integration of CBD, wellness and beauty for conscious consumers. The Company incorporates an omnichannel approach in its marketing strategies to ensure that its products are accessible across both digital and retail channels. The Company develops and nurtures Lifestyle Brands with carefully thought-out ingredients, packaging, fragrance and design. The Company’s leadership team has extensive experience in building world-class brands such as Hugo Boss, Victoria’s Secret, Versace, and Bath & Body Works. The Company is focused on two key market segments targeting: wellness and responsible luxury, which the Company believes represent unique opportunities for its Oeuvre product line. The Company intends to leverage its in-house innovation capabilities to launch new products that “disrupt” adjacent product categories. We plan to grow by leveraging our deep connections within our existing network and attract consumers through increased brand awareness and investing in unique social media marketing. The Company’s goal is to create customer experiences that have sustainable resonance with consumers and consistently implement strategies that result in long-term profit growth for our investors.

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

Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2021 filed with the Securities and Exchange Commission on April 29, 2022.

Going concern

The Company currently has limited operations. These unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business.

As reflected in the accompanying unaudited consolidated financial statements, the Company had an accumulated deficit of $2,833,250 at June 30, 2022 and had a net loss and net cash flow used in operating activities of $512,342 and $273,759, respectively for the six months ended June 30, 2021, respectively. The Company has a limited operating history, and its continued growth is dependent upon the continuation of selling its products; hence generating revenues and obtaining additional financing to fund future obligations and pay liabilities arising from normal business operations. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital, implement its business plan, and generate significant revenues. There are no assurances that the Company will be successful in its efforts to generate significant revenues, maintain sufficient cash balance or report profitable operations or to continue as a going concern. The Company plans on raising capital through the sale of equity or debt instruments to implement its business plan. However, there is no assurance these plans will be realized and that any additional financings will be available to the Company on satisfactory terms and conditions, if any.

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

Revenue Recognition

During the six months ended June 30, 2022 our revenue recognition policy was in accordance with ASC 605, “Revenue Recognition”, which requires the recognition of sales following five steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or as) the entity satisfies a performance obligation.

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

During the six months ended June 30, 2022, and 2021, there were no stock based awards issued or outstanding.

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

As of June 30, 2021, Company inventories valued at approximately $244,467 are within our storage and fulfilment center located at CN Logistics US, 3 Borinski Road, Lincoln Park, NJ 07035.

NOTE 5. CONVERTIBLE NOTES PAYABLE

On April 27, 2021 (the “Issuance Date”), the Company entered into a Securities Purchase Agreement with an accredited investor (the “April 2021 Investor”) providing for the sale by the Company to the April 2021 Investor of a 10% Senior Secured Convertible Promissory Note in the principal amount of $315,789 (the “April 2021 Note”, and the “Financing”). The principal amount of the April 2021 Note includes an Original Issue Discount of $15,789, resulting in $300,000 in total proceeds received by the Company in the Financing. The April 2021 Note is convertible at the option of the April 2021 Investor into shares of common stock of the Company at $0.40 per share. In addition to the April 2021 Note, the April 2021 Investor also received 250,000 shares of common stock of the Company (the “Commitment Shares”), and a common share purchase warrant (the “April 2021 Warrant”, and together with the April 2021 Note and the Commitment Shares, the “Securities”) to acquire 500,000 shares of common stock of the Company. The April 2021 Warrant is exercisable for five years at an exercise price of $0.60. During the year the company paid monthly interest totaling $21,052.64. Principal balance as of June 30, 2022 and December 31, 2021 remains at $315,789. The Original Issue discount is being amortized over the term of the loan of 18 months. The remaining balance of the Original Issue Discount as of June 30, 2022 is $2,632. On August 19, 2022, the Company and the April 2021 Investor entered into an extension agreement pursuant to which the parties agreed to extend the maturity date of the April 2021 Note until January 2, 2023. See Note 10.

On September 23, 2021 (the “Issuance Date”), the Company issued an 18% Promissory Note in the principal amount of $125,000 (the “September 2021 Note”) to an accredited investor (the “September 2021 Investor”). The September 2021 Note matures six (6) months from the Issuance Date (the “Maturity Date”), and the September 2021 Investor, at its sole election on the Maturity Date, may convert the interest accrued on the September 2021 Note into shares of common stock of the Company at $0.05 per share. During the last quarter of 2021 the Company paid $67,500 against the principal. The balance outstanding was $57,500 as of June 30, 2022 and December 31, 2021. Accrued interest for this note as of June 30, 2022 and December 31, 2021 were $8,500 and $5,397 respectively.

On November 18, 2021 (the “Issuance Date”), the Company entered into a Securities Purchase Agreement with an accredited investor (the “November 2021 Investor”) providing for the sale by the Company to the November 2021 Investor of a 10% Senior Secured Convertible Promissory Note in the principal amount of $400,000 (the “November 2021 Note”, and, the “Financing”), to be paid by the November 2021 Investor to the Company in two tranches (each, a “Tranche”). The first Tranche consists of a payment by the November 2021 Investor to the Company on the Issue Date of $200,000, from which the November 2021 Investor retained $5,000 to cover its legal fees. A second Tranche consisting of $200,000 was paid in December 2021, resulting in $395,000 in total proceeds to be received by the Company in the Financing. In addition to the November 2021 Note, the November 2021 Investor also received a common share purchase warrant (the “November 2021 Warrant”, and together with the November 2021 Note, the “Securities”) to acquire 666,667 shares of common stock of the Company. The November 2021 Warrant is exercisable for five years at an exercise price of $0.45. The closing of the Financing in the amount of $400,000 occurred on December 16, 2021. The maturity date (“Maturity Date”) for each Tranche is at the end of the period that begins from the date each Tranche is paid and ends 12 months thereafter, and interest associated with the November 2021 Note is 10% per annum. Accrued interest for this note as of June 30, 2022, and December 31, 2021 were $26,049 and $7,894 respectively.

On February 15, 2022, the Company issued an 18% Promissory Note in the principal amount of $60,025 to an accredited investor. The note matures on the earlier of (i) the closing of the Company’s next equity financing, or (ii) August 15, 2022. At the note holder’s sole election on the maturity date, the note holder may convert the interest accrued on the note into shares of common stock of the Company at $0.05 per share. Accrued interest on this note totaled $4,050 at June 30, 2022.

On February 23, 2022, the Company issued an 18% Promissory Note in the principal amount of $25,025 to an accredited investor. The note matures on the earlier of (i) the closing of the Company’s next equity financing, or (ii) August 23, 2022. At the note holder’s sole election on the maturity date, the note holder may convert the interest accrued on the note into shares of common stock of the Company at $0.05 per share. Accrued interest on this note totaled $1,690 at June 30, 2022.

On March 28, 2022, the Company issued an 18% Promissory Note in the principal amount of $11,025 to an accredited investor. The note matures on the earlier of (i) the closing of the Company’s next equity financing, or (ii) September 28, 2022. At the note holder’s sole election on the maturity date, the note holder may convert the interest accrued on the note into shares of common stock of the Company at $0.05 per share. Accrued interest on this note totaled $495 at June 30, 2022.

NOTE 6. NOTES PAYABLE

On January 3, 2020, specific terms were reached between the Company and Pure Energy 714 LLC on the remaining $150,046 of prior advances made to the Company pursuant to an unsecured demand note entered into between the Company and Pure Energy 714 LLC. The terms call for repayment of the advances including interest on any unconverted principal amount at a rate of 12% per annum and a repayment date on or before June 3, 2021, at the rate of 12% per annum. If the demand note is unpaid by June 3, 2021, default interest of 3% monthly will apply. An additional $10,000 was received on March 16, 2021, but subsequently returned in April 20, 2021. Accrued interest on this note totaled $55,039 and $46,037 at June 30, 2022 and December 31, 2021, respectively. The lender agreed to extend the maturity date of the loan to January 1, 2023.

During 2021 and 2022, the Company received proceeds from various loans from Adriatic Advisors LLC. At June 30, 2022 and December 31, 2021, the Company had $226,600 and $57,500 due to Adriatic Advisors LLC, respectively. These loans bear interest at 18% per annum, and are due at various times during 2022. Accrued interest on these notes totaled $18,167 and $1,982 at June 30, 2022 and December 31, 2021, respectively.

NOTE 7. STOCKHOLDERS’ (DEFICIENCY)

Preferred stock

The Company is authorized to issue 25,000,000 shares of Preferred Stock, par value $.001 per share. As of June 30, 2022, and December 31, 2021, 1,000,000 shares of Series B Preferred Stock were issued and outstanding.

For five years from the date of issuance, the Series B Preferred Stock shall have the number of votes equal to fifty-one percent (51%) of the cumulative total vote of all classes of stock of the Corporation, common or preferred, whether such other class of stock is voting as a single class or the other classes of stock are voting together as a single group, and with respect to such vote, such holder shall have full voting rights and powers equal to the voting rights and powers of the holders of Common Stock, or any other class of preferred stock, and shall be entitled to notice of any stockholders’ meeting in accordance with the bylaws of the Corporation, and shall be entitled to vote, together with holders of Common Stock and any class of preferred stock entitled to vote, with respect to any question upon which holders of Common Stock or any class of preferred stock have the right to vote. After five years, the Series B Preferred Stock shall automatically, and without further action by the Corporation, be cancelled and void, and may not be reissued. Company is authorized to issue 25,000,000 shares of Preferred Stock, par value $.001 per share. As of June 30, 2022 and December 31, 2021, 1,000,000 shares of Series B Preferred Stock were issued and outstanding.

Common stock

There were no issuances of common stock during the six months ending June 30, 2022.

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

NOTE 8. COMMITMENTS AND CONTINGENCIES

On December 26, 2019, the Company entered into an Employment Agreement (the “Furlan Agreement”) with George Furlan pursuant to which Mr. Furlan was appointed as the Company’s Chief Executive Officer. The Furlan Agreement provides for a base salary of $60,000 per year with such base salary being increased to $120,000 per year beginning on the one (1) year anniversary of the completion of a financing by the Company of no less than $3,000,000. The Furlan Agreement also contains an annual bonus based on the amount of revenue generated by the Company from the sale of certain products. The Furlan Agreement has a term of three years from the effective date. Concurrently with the Furlan Agreement, the Company and Mr. Furlan also entered into a into a related Restricted Stock Agreement to purchase 718,403 shares of the Company’s Common Stock, at a purchase price of $0.01186 per share, subject to vesting as follows: 359,201 shares vested upon execution of the agreement and the remaining 359,202 shares vest quarterly at 29,993 shares at the end of each quarter. At June 30, 2022 the total shares vested under the Restricted Stock agreement totaled 658,591. During May 2022, Mr. Furlan agreed to stop accruing any salary under the Furlan Agreement until further notice. The amount unpaid under the Furlan Agreement at June 30, 2022 totaled $59,000 (the “Unpaid Amount”). The Unpaid Amount is included on the balance sheet at June 30, 2022 in accounts payable and accrued expenses. Subsequent to the end of the June 2022 quarterly period, Mr. Furlan and the Company agreed to settle the Unpaid Amount in full in consideration of the issuance to Mr. Furlan of 772,225 shares of restricted common stock of the Company. See Note 10.

On January 8, 2020, the Company entered into an Executive Consulting Agreement (the “Mansour Agreement”) with James Mansour pursuant to which Mr. Mansour was appointed as an Executive Consultant. The Mansour Agreement provides for a base salary of $60,000 per year. The Mansour Agreement has a term of three years from the effective date. Concurrently with the Mansour Agreement, the Company and Mr. Mansour also entered into a into a Restricted Stock Agreement (the “RPSA”) to purchase 718,403 shares of the Company’s Common Stock, at a purchase price of $0.01186 per share, subject to vesting as follows: 359,201 shares vested upon execution of the agreement and the remaining 359,202 shares vest quarterly at 29,993 shares at the end of each quarter. On June 3, 2022, Mr. Mansour and the Company mutually terminated the Mansour Agreement (the “Mansour Agreement Termination”). As of the date of the Mansour Agreement Termination, the Company accrued Mr. Mansour’s unpaid fees under the Mansour Agreement totaling $85,000 (the “Outstanding Amount”). The Outstanding Amount is included in “accounts payable and accrued expenses” on the balance sheet at June 30, 2022. In addition, as a result of and in connection with the Mansour Agreement Termination, pursuant to the terms of the RPSA no unvested shares of common stock vest to Mr. Mansour subsequent to the Mansour Agreement Termination. Accordingly, vesting of shares of common stock pursuant to the RSPA ceased as of the date of the Mansour Agreement Termination, resulting in the total number of shares of common stock vested to Mr. Mansour of 628,598 as of the date of the Mansour Agreement Termination.

NOTE 9. SUBSEQUENT EVENTS

The Company evaluates events that occur after the period end date through the date the financial statements are available to be issued. Accordingly, management has evaluated subsequent events through the date these financial statements are issued and has determined that the following subsequent events require disclosure in these financial statements.

Subsequent to June 30, 2022, the Company received loans in the aggregate amount of $22,500 from Adriatic Advisors LLC.

On August 16, 2022, the Company adopted that certain Sentient Brands Holdings Inc. 2022 Equity Incentive Plan (the “Plan”). On August 19, 2022 the Company filed a registration statement on Form S-8 (the “Form S-8”) with the Securities and Exchange Commission for the purpose of registering under the Securities Act of 1933, as amended, 5,000,000 shares of common stock issuable under the Plan.

On August 16, 2022, the Company entered into a Settlement and Release Agreement with Anthony L.G., PLLC (“ALG”) and Laura Anthony, Esq. (“LA”) pursuant to which ALG agreed to forgive $23,000 (the “Debt Amount”) owed by to the Company to ALG for services rendered to the Company in consideration of an issuance to LA of 400,000 shares common stock of the Company registered on the Form S-8 pursuant to the Plan. The Debt Amount is included in accounts payable and accrued expenses at June 30, 2022.

On August 19, 2022, the Company issued a common share purchase warrant (the “Warrant”) to Adriatic Advisors LLC (“Adriatic Advisors”) to purchase 2,750,000 shares of common stock of the Company in consideration for that certain stock pledge and guaranty previously made by Adriatic Advisors to an accredited investor in connection with the Company’s issuance to the accredited investor of senior secured convertible promissory notes dated April 27, 2021 and November 18, 2021, respectively, in consideration of the accredited investor’s financing of the Company in the aggregate amount of $700,000. The Warrant is exercisable for five (5) years at an exercise price of $0.60 per share.

Subsequent to the end of the quarter, the Company and an employee agreed to settle in full an unpaid salary amount of $59,000 owed by the Company to the employee in consideration of the issuance to the employee of 772,225 restricted shares of common stock of the Company.

Subsequent to the end of the quarter, the Company and an independent contractor agreed to settle in full an unpaid amount of $68,000 owed by the Company to the independent contractor in consideration of the issuance to the independent contactor of 890,052 restricted shares of common stock of the Company.

On August 19, 2022, the Company and an accredited investor entered into an extension agreement pursuant to which the parties agreed to extend the maturity date of a loan, previously extended by the accredited investor to the Company on April 27, 2021 in the amount of $315,789.47, until January 2, 2023.

The Company claims an exemption from the registration requirements of the Securities Act of 1933 (the “Securities Act”) for the issuances of the above securities pursuant to Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D promulgated under the Securities Act. The investors in these securities are accredited investor as defined in Rule 501 of Regulation D promulgated under the Securities Act.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition of Sentient Brands Holdings Inc. for the three and six months ended June 30, 2022 and 2021 should be read in conjunction with the Sentient Brands Holdings Inc. unaudited condensed consolidated financial statements and the notes thereto contained elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors, Special Note Regarding Forward-Looking Statements and Business sections in our Form 10-K as filed with the Securities and Exchange Commission on April 23, 2021. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements .

Unless otherwise indicated, references to the “Company,” “us” or “we” refer to Sentient Brands Holdings Inc. and its subsidiaries.

Overview

Sentient Brands Holdings Inc., headquartered in New York City, is a next-level product development and brand management company with a focus on building innovative brands in the Luxury and Premium Market space. The Company has a Direct-to Consumer business model focusing on the integration of CBD, wellness and beauty for conscious consumers. The Company incorporates an omnichannel approach in its marketing strategies to ensure that its products are accessible across both digital and retail channels. The Company develops and nurtures Lifestyle Brands with carefully thought-out ingredients, packaging, fragrance and design. The Company’s leadership team has extensive experience in building world-class brands such as Hugo Boss, Victoria’s Secret, Versace, and Bath & Body Works. The Company is focused on two key market segments targeting: wellness and responsible luxury, which the Company believes represent unique opportunities for its Oeuvre product line. The Company intends to leverage its in-house innovation capabilities to launch new products that “disrupt” adjacent product categories. We plan to grow by leveraging our deep connections within our existing network and attract consumers through increased brand awareness and investing in unique social media marketing. The Company’s goal is to create customer experiences that have sustainable resonance with consumers and consistently implement strategies that result in long-term profit growth for our investors.

Principal Products and Services

All of our proprietary formulations contain clean, vegan, ethically and environmentally responsible ingredients. The Company currently has one main product line and two other product lines in development. The Company’s current active product line is Oeuvre.

Oeuvre

Oeuvre - ”A Body of Art” – is a next generation CBD luxury skin care line and lifestyle brand. The foundation of our system of products is our proprietary OE Complex: Botanicals + Gemstones + Full flower Hemp infused formulation. Each product in the Oeuvre Artistry Collection optimizes three functions: cellular energy, moisture balance, and nutrient utilization. Four products comprise the Oeuvre collection:

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

Introduction of Recreational THC Beverages

The Company plans on introducing a luxury lifestyle THC beverage brand in the future. Upon development, product formulation, brand concept, packaging, and marketing presentations will be designed to appeal to an upscale, sophisticated target audience. The Company is currently working with a formulator in developing unique formulation attributes to achieve specific desired effects. This product launch is expected during the fourth quarter of 2022.

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

Employees

We believe that our success depends upon our ability to attract, develop and retain key personnel. We currently employ two full-time employees. The Company relies on the services of independent contractors. None of our employees are covered by collective bargaining agreements, and management considers relations with our employees to be in good standing. Although we continually seek to add additional talent to our work force, management believes that it currently has sufficient human capital to operate its business successfully.

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

The primary mailing address for the Company is 590 Madison Avenue, 21st Floor, New York, New York 10022. The Company’s telephone number is (646) 202-2897. The Company’s website is https://www.sentientbrands.com/.

RESULTS OF OPERATIONS

Comparison of Results of Operations for the three months ended June 30, 2022 and 2021

Revenue

During the three months ending June 30, 2022 and 2021, we generated minimal revenue due to the Company’s reorganization and development of our new product lines and related marketing preparations.

Operating Expenses

For the three months ended June 30, 2022, and 2021, operating expenses consisted of the following:

	2022	2021
Advertising and marketing	6,865	12,800
General and administrative	12,303	5,624
Legal and professional	215,399	55,070
Office rent	—	418
Management fees	15,000	21,000
Product development	—	2,773
Interest Expense	40,871	43,266
TOTAL OPERATING EXPENSES	290,439	140,849

●	Our advertising and marketing costs mainly include consulting fees for branding, social media and creation of marketing materials for our brand. Advertising and marketing costs were $6,865 for the three months ended June 30, 2022 compared to $12,800 for the three months ended June 30, 2021. The decrease of $5,935 was attributable to the Company decision to reduce these expenses while management develops its strategy. We terminated our relationship with our former marketing executive and are pursuing alternate marketing strategies which we expect to have implemented during the third or fourth quarter of 2022.

●	General and administrative increased $6,679 to $12,303 for the three months ended June 30, 2022 from $5,624 for the same period in 2021. The increase is due to increased fees associated with SEC filings and stock transfer fees.
●	Legal and professional fees primarily consisted of accounting fees, legal service fees, consulting fees, investor relations service charges and other fees incurred for service related to becoming and being a public company. For the three months ended June 30, 2022, professional fees increased compared to the same period in 2021 by approximately $160,000. This increase is primarily attributed to the accrual of severance costs totaling $85,000 for James Mansour who resigned in May 2022. We also accrued unpaid amounts to an employee and consultant totaling $64,500. The remaining increase is due to increased accounting and legal fees. We are transitioning away from a full time accounting chief financial officer to a part time consultant; however, there was an overlap in this quarter as the transition occurred. We expect professional fees to increase as we incur significant costs associated with our public company reporting requirements, and costs associated with newly applicable corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002 and other rules implemented by the Securities and Exchange Commission.
●	Our management fees are comprised mainly of salaries paid to our management staff. During the three months period ending June 30, 2022, management fees decreased by $6,000 compared to the same period in 2021 due to the departure of our former marketing executive.
●	Interest expense is related to our convertible and other notes payable. During the three months ending June 30, 2022, interest expense decreased by $2,395 compared to the same period in 2021.

Loss from Operations

The Company’s operating loss for the three month period ended June 30, 2022, and 2021 was $294,510 and $140,849, respectively.

Income Taxes

We did not have any income taxes expense for the three months ended June 30, 2022 and 2021 since we incurred losses in these periods.

Net Loss

The Company’s net loss for the three month period ended June 30, 2022 and 2021 was $294,510 and $143,479, respectively.

Comparison of Results of Operations for the Six Months ended June 30, 2022 and 2021

Revenue

During the six months ending June 30, 2022 and 2021, we generated minimal revenue due to the Company’s reorganization and development of our new product lines and related marketing preparations.

Operating Expenses

For the six months ended June 30, 2021 and 2020, operating expenses consisted of the following:

	2022	2021
Advertising and Marketing	38,613	12,800
Selling Expenses	—	—
General and Administrative	19,887	10,485
Legal and Professional	311,039	121,877
Office rent	—	458
Management Fees	69,000	42,000
Product development cost	—	2,885
Interest expenses	70,032	43,266
TOTAL OPERATING EXPENSES	508,571	233,771

●	Our advertising and marketing costs mainly include consulting fees for branding, social media and creation of marketing materials for our brand. Advertising and marketing costs were $38,613 for the six months ended June 30, 2022 compared to $12,800 for the three months ended June 30, 2021. The increase of $25,813 was attributable to extensive marketing efforts taken by the Company during the first three months of 2022. We have recently made an effort to reduce these expenses while management develops an alternate strategy. We terminated our relationship with our former marketing executive and are pursuing alternate marketing strategies which we expect to have implemented during the third or fourth quarter of 2022.

●	General and administrative increased $9,402 to $19,887 for the six months ended June 30, 2022 from $10,485 for the same period in 2021. The increase is due to increased fees associated with SEC filings and stock transfer fees.
●	Legal and professional fees primarily consisted of accounting fees, legal service fees, consulting fees, investor relations service charges and other fees incurred for service related to becoming and being a public company. Legal and professional fees increased $123,662 to $245,539 for the six month ended June 30, 2022 from $121,877 for the same period in 2021. This increase is primarily to the accrual of severance costs totaling $85,000 for James Mansour who resigned in May 2022. We also accrued unpaid amounts to an employee and consultant totaling $64,500. The remaining increase is due to increased legal and accounting fees related to the Company’s SEC filings and other organizational matters. We expect professional fees to increase as we incur significant costs associated with our public company reporting requirements, and costs associated with newly applicable corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002 and other rules implemented by the Securities and Exchange Commission.
●	Office rent are monthly lease payments for our principal executive offices in New York. These were discontinued during 2021.
●	Our management fees are comprised mainly of salaries paid to our management staff. During the six months period ending June 30, 2022, management fees increased by $27,000 compared to the same period in 2021 as we hired executives to assist with our product sales and management. These fees are expected to reduce throughout the year due to the departure of our former marketing executive.
●	Interest expense is related to our convertible and other notes payable. During the six months ending June 30, 2022, interest expense increased by $26,766 compared to the same period in 2021 due to the increase in debt over that time.

Loss from Operations

The Company’s operating loss for the six-month period ended June 30, 2022 and 2021 was $512,341 and $233,669, respectively.

Other Income

We had other income of $6,750 for the six months ended June 30, 2021 consist mainly of gain from settling accounts payables. There was no other income during the first six months of 2022.

Income Taxes

We did not have any income taxes expense for the six months ended June 30, 2022 and 2021 since we incurred losses in these periods.

Net Loss

The Company’s net loss for the six-month period ended June 30, 2021 and 2020 was $512,341 and $229,549, respectively.

Liquidity and Capital Resources

As of June 30, 2022, we had total current assets of $244,690, consisting of $223 in cash and $244,467 in inventories. Our total current liabilities as of June 30, 2022 were $1,721,012. We had a working capital deficit of $1,476,322 as of June 30, 2022, compared with a working capital deficit of $934,421 as of December 31, 2021.

Cash Flows from Operating Activities

Operating activities used $273,759 in cash for the six months ended June 30, 2022, compared with cash used of $362,811 for the six months ended June 30, 2022. Our negative operating cash flow for the six months ended June 30, 2022, was the result of our net loss of $512,342, offset by non cash depreciation and amortization expense of $4,855, a decrease in inventory of $14,314 and increase in accrued expenses and payables $219,414. Our negative operating cash flow for the six months ended June 30, 2021, was largely the result of the result out net loss of $229,548, this loss was offset by non cash depreciation and amortization expense of $2,510 and a decrease in advance to suppliers of $154,893. We used cash for the purchase of inventory of $258,781 and for a decrease in accounts payable and accrued expenses of $31,885.

Cash Flows from Financing Activities

There were no cash flow from investment activities for the six months ended June 30, 2022 and 2021.

Cash Flows from Financing Activities

Net cash flows provided by financing activities during the six months ended June 30, 2022, amounted to $177,784 compared with cash flows provided by financing activities of $303,730 for the same period in 2021. Our positive cash flows for the six months ended June 30, 2022 consisted of proceeds from short term loans payable. Our positive cash flows for the six months ended June 30, 2021 consisted of proceeds from short term loans payable of $302,630 and a sale of stock for $1,100 respectively.

Going Concern

As of June 30, 2022, we have an accumulated deficit of $2,833,251. Our ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and our ability to achieve and maintain profitable operations. While we are expanding our best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations. These conditions raise substantial doubt about our ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of June 30, 2022, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2022, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described below.

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

Remediation Plan to Address the Material Weaknesses in Internal Control over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Management identified the following three material weaknesses that have caused management to conclude that, as of June 30, 2022, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

1.	We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act as of the period ending June 30, 2022. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.
2.	We do not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.
3.	Effective controls over the control environment were not maintained. Specifically, a formally adopted written code of business conduct and ethics that governs our employees, officers, and directors was not in place. Additionally, management has not developed and effectively communicated to employees its accounting policies and procedures. This has resulted in inconsistent practices. Further, our Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

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

On April 11, 2022, the Company issued an 18% Promissory Note in the principal amount of $8,550 to an accredited investor. The note matures on the earlier of (i) the closing of the Company’s next equity financing, or (ii) October 11, 2022. At the note holder’s sole election on the maturity date, the note holder may convert the interest accrued on the note into shares of common stock of the Company at $0.05 per share.

On April 22, 2022, the Company issued an 18% Promissory Note in the principal amount of $17,025 to an accredited investor. The note matures on the earlier of (i) the closing of the Company’s next equity financing, or (ii) October 22, 2022. At the note holder’s sole election on the maturity date, the note holder may convert the interest accrued on the note into shares of common stock of the Company at $0.05 per share.

On April 25, 2022, the Company issued an 18% Promissory Note in the principal amount of $12,525 to an accredited investor. The note matures on the earlier of (i) the closing of the Company’s next equity financing, or (ii) October 25, 2022. At the note holder’s sole election on the maturity date, the note holder may convert the interest accrued on the note into shares of common stock of the Company at $0.05 per share.

On May 9, 2022, the Company issued an 18% Promissory Note in the principal amount of $15,025 to an accredited investor. The note matures on the earlier of (i) the closing of the Company’s next equity financing, or (ii) November 19, 2022. At the note holder’s sole election on the maturity date, the note holder may convert the interest accrued on the note into shares of common stock of the Company at $0.05 per share.

On May 19, 2022, the Company issued an 18% Promissory Note in the principal amount of $15,025 to an accredited investor. The note matures on the earlier of (i) the closing of the Company’s next equity financing, or (ii) November 19, 2022. At the note holder’s sole election on the maturity date, the note holder may convert the interest accrued on the note into shares of common stock of the Company at $0.05 per share.

On June 14, 2022, the Company issued an 18% Promissory Note in the principal amount of $5,025 to an accredited investor. The note matures on the earlier of (i) the closing of the Company’s next equity financing, or (ii) December 14, 2022. At the note holder’s sole election on the maturity date, the note holder may convert the interest accrued on the note into shares of common stock of the Company at $0.05 per share.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

On June 3, 2022, James Mansour and the Company mutually terminated the Executive Consulting Agreement (the “Mansour Agreement Termination”) previously entered into between the Company and Mr. Mansour on January 8, 2020 (the “Mansour Agreement”). As of the date of the Mansour Agreement Termination, the Company accrued Mr. Mansour’s unpaid fees under the Mansour Agreement totaling $85,000 (the “Outstanding Amount”). In addition, as a result of and in connection with the Mansour Agreement Termination, pursuant to the terms of the Restricted Stock Purchase Agreement (the “RSPA”) entered into between Mr. Mansour and the Company concurrently with the Mansour Agreement, no unvested shares of common stock vest to Mr. Mansour subsequent to the Mansour Agreement Termination. Accordingly, any vesting of shares of common stock pursuant to the RSPA ceased as of the date of the Mansour Agreement Termination, resulting in the total number of shares of common stock vested to Mr. Mansour of 628,598 as of the date of the Mansour Agreement Termination.

As previously reported, on June 20, 2022, Dante Jones was appointed as the Interim Chief Executive Officer, Interim President, Interim Chief Financial Officer, Interim Treasurer and Interim Secretary of the Company. Mr. Jones replaced George Furlan who resigned as the Interim Chief Executive Officer, Interim President, Interim Chief Financial Officer, Interim Treasurer and Interim Secretary and as a director of the Company on June 20, 2022. Effective as of his June 20, 2022 resignation as interim executive officer and director, Mr. Furlan is no longer a member of the Board of Directors of the Company and Mr. Jones is the sole director of the Company. Mr. Furlan will continue to serve as the Chief Operating Officer of the Company, which he has served as since December 26, 2019. Mr. Furlan’s resignation as interim executive officer and director was not the result of any disagreements with management. Mr. Jones has served as a director of the Company since February 14, 2020.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Exhibit Description

2.1	Reorganization Agreement between Intelligent Buying Inc. and Jaguaring Company d/b/a Cannavolve, and the Cannavolve shareholders listed in the agreement, dated March 13, 2019 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 19, 2019).
2.2	Amended Reorganization Agreement between Intelligent Buying Inc. and Jaguaring Company d/b/a Cannavolve and the Cannavolve shareholders listed in the agreement, dated April 27, 2019 (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 6, 2019).
2.3	Amendment No. 1 to Reorganization Agreement between Intelligent Buying Inc. and Jaguaring Company d/b/a Cannavolve, and the Cannavolve shareholders listed in the agreement, dated April 27, 2019 (incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed with the SEC on May, 6 2019).
2.4	Second Amended Agreement and Plan of Reorganization between Intelligent Buying Inc. and Jaguaring Company d/b/a Cannavolve Holdings, the Cannavolve Shareholders listed in the agreement dated January 2, 2020 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 8, 2020).

2.5	Termination Agreement of the Reorganization between Intelligent Buying Inc. and Jaguaring Company d/b/a Cannavolve Holdings, the Cannavolve Shareholders listed in the agreement dated February 12, 2020. (Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 14, 2020).
2.6	Agreement and Plan of Reorganization by and among Intelligent Buying Inc., Jaguaring Company d/b/a Cannavolve Holdings and the Cannavolve Shareholders listed in the agreement dated February 14, 2020. (Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 14, 2020).
2.7	Form of Agreement and Plan of Merger by and among Sentient Brands Holdings Inc., a California corporation, and Sentient Brands Holdings Inc., a Nevada corporation, dated January 28, 2021. (Incorporated by reference to the Form 10-K Annual Report filed with the Securities and Exchange Commission on April 15, 2021).
3.1	Articles of Incorporation of Intelligent Buying Inc. and Certificate of Amendment of Articles of Incorporation of Sentient Brands Holdings Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form SB-2 filed with the SEC on April 17, 2006).
3.2	Bylaws of Sentient Brands Holdings Inc. (Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 14, 2020).
3.3	Certificate of Determination for Series A Convertible Preferred Stock of Sentient Brands Holdings Inc. (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form SB-2 filed with the SEC on April 17, 2006).
3.4	Certificate of Determination for Series B Preferred Stock of Sentient Brands Holdings Inc. (Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 14, 2020).
3.5	Certificate of Amendment of Articles of Incorporation of Intelligent Buying Inc., a California corporation. (Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on March 3, 2021).
3.6	Articles of Incorporation of Sentient Brands Holdings Inc., a Nevada corporation. (Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on March 3, 2021).
3.7	Bylaws of Sentient Brands Holdings Inc., a Nevada corporation. (Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on March 3, 2021).
4.1	Form of 10% Promissory Note of Intelligent Buying, Inc. issued to an accredited investor dated December 2, 2020. (Incorporated by reference to the Form 10-K Annual Report filed with the Securities and Exchange Commission on April 15, 2021).
4.2	Form of Securities Purchase Agreement by and among Intelligent Buying, Inc. and an accredited investor dated December 2, 2020. (Incorporated by reference to the Form 10-K Annual Report filed with the Securities and Exchange Commission on April 15, 2021).
4.3	Form of Stock Purchase Warrant of Intelligent Buying, Inc. issued to an accredited investor dated December 2, 2020. (Incorporated by reference to the Form 10-K Annual Report filed with the Securities and Exchange Commission on April 15, 2021).
4.4	Form of Stock Pledge Agreement issued by an affiliate of Intelligent Buying, Inc. to an accredited investor dated December 2, 2020. (Incorporated by reference to the Form 10-K Annual Report filed with the Securities and Exchange Commission on April 15, 2021).
4.5	Form of 10% Convertible Debenture of Intelligent Buying, Inc. issued to an accredited investor dated December 3, 2020. (Incorporated by reference to the Form 10-K Annual Report filed with the Securities and Exchange Commission on April 15, 2021).
4.6	Form of Securities Purchase Agreement by and among Intelligent Buying, Inc. and an accredited investor dated December 3, 2020. (Incorporated by reference to the Form 10-K Annual Report filed with the Securities and Exchange Commission on April 15, 2021).
4.7	Form of Stock Purchase Warrant of Intelligent Buying, Inc. issued to an accredited investor dated December 3, 2020. (Incorporated by reference to the Form 10-K Annual Report filed with the Securities and Exchange Commission on April 15, 2021).
4.8	Form of Securities Purchase Agreement. (Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on May 3, 2021).

4.9	Form of Senior Secured Convertible Promissory Note. (Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on May 3, 2021).
4.10	Form of Common Share Purchase Warrant. (Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on May 3, 2021).
4.11	Form of Pledge and Security Agreement. (Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on May 3, 2021).
4.12	Form of 18% Promissory Note of Sentient Brands Holdings Inc. issued to an accredited investor dated September 23, 2021. (Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on November 22, 2021).
4.13	Form of Securities Purchase Agreement by and among Sentient Brands Holdings Inc. and an accredited investor dated November 18, 2021. (Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on November 22, 2021).
4.14	Form of Senior Secured Convertible Promissory Note issued to an accredited investor dated November 18, 2021. (Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on November 22, 2021).
4.15	Form of Common Share Purchase Warrant issued to an accredited investor dated November 18, 2021. (Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on November 22, 2021).
4.16	Form of Pledge and Security Agreement by and among Sentient Brands Holdings Inc. and an accredited dated November 18, 2021. (Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on November 22, 2021).
*4.17	Settlement Agreement and Release by and among Sentient Brands Holdings Inc., and Anthony L.G., PLLC and Laura Anthony, Esq. dated August 16, 2022.
4.18	Sentient Brands Holdings Inc. 2022 Equity Incentive Plan (incorporated by reference to Exhibit 99.1 on Form S-8 (File No. 333-266997) filed on August 19, 2022).
*4.19	Extension Agreement by and among Sentient Brands Holdings Inc. and an accredited investor dated August 19, 2022.
*4.20	Form of Common Share Purchase Warrant issued to an accredited investor dated August 19, 2022.
*4.21	Form of Agreement by and among Sentient Brands Holdings Inc. and an accredited investor dated August 19, 2022.
10.1	Convertible Promissory Note of Intelligent Buying Inc. issued to PureEnergy714 LLC2019 (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 19, 2019).
10.2	Convertible Promissory Note issued by Jaguaring, Inc. d/b/a Cannavolve (incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed with the SEC on March 19, 2019).
10.3	Form of Subscription Agreement for Rule 506 Offering. (Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 14, 2020).
10.4#	Executive Consulting Agreement between Sentient Brands Holdings Inc. and James Mansour dated January 8, 2020. (Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 14, 2020).
10.5#	Employment Agreement between Sentient Brands Holdings Inc. and George V. Furlan dated December 2019. (Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 14, 2020).
10.6	Independent Contractor Agreement between Jaguaring Inc. d/b/a Cannavolve and Dante Jones dated May 1, 2019. (Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 14, 2020).
10.7	Addendum to Independent Contractor Agreement between Jaguaring Inc. d/b/a Cannavolve and Dante Jones dated September 20, 2019. (Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 14, 2020).
10.8	Independent Contractor Agreement between Jaguaring Inc. d/b/a Cannavolve and Eric Swaney dated May 1, 2019. (Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 14,2020).
10.9	Addendum to Independent Contractor Agreement between Jaguaring Inc. d/b/a Cannavolve and Eric Swaney dated May 1, 2019. (Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 14, 2020).
10.10	Office Agreement for Jaguaring Inc. d/b/a Cannavolve dated May 23, 2018. (Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 14, 2020).

10.11	Promissory Note issued by Jaguaring Inc. d/b/a Cannavolve dated June 11, 2019. (Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 14, 2020).
10.12	Promissory Note issued by Jaguaring Inc. d/b/a Cannavolve dated June 6, 2019. (Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 14, 2020).
10.13	Employment Agreement between Sentient Brands Holdings Inc. and Gregg Templeton dated February 28, 2019. (Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 14, 2020).
10.14#	Restricted Stock Purchase Agreement between Sentient Brands Holdings Inc. and James Mansour. (Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 14, 2020).
10.15#	Restricted Stock Purchase Agreement between Sentient Brands Holdings Inc. and George Furlan. (Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 14, 2020).
10.16	Share Exchange Agreement dated as of May 28, 2020 by and among Intelligent Buying Inc., and the shareholders of Jaguaring Company d/b/a Cannavolve Holdings. (Incorporated by reference to the Form 10-K Annual Report filed with the Securities and Exchange Commission on May 29, 2020).
14.1	Code of Ethics of Sentient Brands Holdings Inc. (incorporated by reference to Exhibit 14.1 to the Company’s Registration Statement on Form SB-2 filed with the SEC on April 17, 2006).
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32*	Certification of Chief Executive Officer & Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith

# Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

SENTIENT BRANDS HOLDINGS INC.

Date: August 22, 2022	By:	/s/ Dante Jones
Dante Jones
Interim Chief Executive Officer, Interim President and Director (Principal Executive Officer)

Date: August 22, 2022	By:	/s/ Dante Jones
Dante Jones
Interim Chief Financial Officer (Principal Financial and Accounting Officer)

