Form 10-Q
period 2022-09-30
SENTIENT BRANDS HOLDINGS INC.
filed 2022-11-21
CIK 1358633

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 18, 2022, 52,420,387 shares of common stock, par value $0.001 per share, were issued and outstanding.

SENTIENT BRANDS HOLDINGS INC.

FORM 10-Q

September 30, 2022

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

ii

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

SENTIENT BRANDS HOLDINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2022 (unaudited)	December 31, 2021
ASSETS
CURRENT ASSETS
Cash	$1,307	$96,198
Inventory	238,016	258,781
TOTAL CURRENT ASSETS	239,323	354,979

FIXED ASSETS (net of Depreciation)	28,590	31,783

TOTAL ASSETS	$267,913	$386,762
LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$473,587	$186,528
Notes Payable	430,871	258,292
Convertible notes payable	869,364	876,363
TOTAL CURRENT LIABILITIES	1,773,822	1,321,183

STOCKHOLDERS’ DEFICIENCY
Preferred Stock – Par Value of $0.001; 25,000,000 shares authorized; 1,000,000 shares issued and outstanding as of September 30, 2022 and December 31, 2021	1,000	1,000
Common Stock – Par Value of $0.001; 500,000,000 shares authorized; 52,420,387 and 51,920,387 shares issued and outstanding as of September 30, 2022 and December 31, 2021	52,421	51,921
Additional paid-in capital	1,359,249	1,333,567
Accumulated deficit	(2,918,579)	(2,320,909)
TOTAL STOCKHOLDERS’ DEFICIENCY	(1,505,909)	(934,421)

TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIENCY	$267,913	$386,762

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENTIENT BRANDS HOLDINGS INC.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended September 30		Nine months ended September 30
	2022	2021	2022	2021

Sales	$—	$—	$553	$125
Cost of sales	—	—	4,323	23

Gross profit (loss)	—	—	(3,770)	102

Operating expenses:
Advertising and marketing	4,462	—	43,075	12,800
General and administrative	4,984	25,264	24,871	35,748
Legal and professional	32,816	104,499	343,855	250,376
Office rent	—	366	—	824
Management fees	—	21,000	69,000	63,000
Product development cost	—	268	—	3,153
Interest expenses	43,066	19,575	113,098	38,841
TOTAL OPERATING EXPENSES	85,328	170,972	593,899	404,742

LOSS FROM OPERATIONS	(85,328)	(170,972)	(597,669)	(404,640)
Other Income (Expenses)
Discount amortization	—	(3,949)	—	(6,579)
Other income	—	—	—	6,750
NET LOSS	$(85,328)	$(174,921)	$(597,669)	$(404,469)

NET LOSS PER COMMON SHARE – BASIC AND DILUTED	$(0.002)	$(0.003)	$(0.011)	$(0.008)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	52,149,735	51,670,687	51,997,676	51,669,387

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENTIENT BRANDS HOLDINGS INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

(UNAUDITED)

					Additional
	Common Stock		Preferred Stock		Paid in	Accumulated
September 30, 2022	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance - December 31, 2021	51,920,387	$51,921	1,000,000	$1,000	$1,333,567	$(2,320,909)	$(934,421)
Net loss	—	—	—	—	—	(217,831)	(217,831)
Balance March 31, 2022	51,920,387	$51,921	1,000,000	$1,000	$1,333,567	$(2,538,740)	$(1,152,252)
Issuance of common stock	—	—	—	—	—		—
Net Loss		—		—	—	(294,510)	(294,510)
Balance June 30, 2022	51,920,387	$51,921	1,000,000	$1,000	$1,333,567	$(2,833,250)	$(1,446,762)
Common stock issued for services rendered	500,000	500	—	—	25,682		26,182
Net Loss		—		—	—	(85,328)	(85,328)
Balances September 30, 2022	52,420,387	$52,421	1,000,000	$1,000	$1,359,249	$(2,918,579)	$(1,505,909)

September 30, 2021
Balance December 31, 2020	50,782,116	$50,782	1,000,000	$1,000	$1,333,356	$(1,953,887)	$(568,749)
Net loss	—	—	—	—	—	(86,070)	(86,070)
Balance March 31, 2021	50,782,116	$50,782	1,000,000	$1,000	$1,333,356	$(2,039,957)	$(654,819)
Issuance of common stock	1,100,000	1,100					1,100
Canceled shares	(211,729)	(211)			211		—
Net loss		—	—	—		(143,479)	(143,479)
Balance June 30, 2021	51,670,387	51,671	1,000,000	$1,000	$1,333,567	$(2,183,436)	$(797,198)
Net Loss		—		—	—	(174,921)	(174,921)
Balance September 30, 2021	51,670,387	$51,671	1,000,000	$1,000	$1,333,567	$(2,358,357)	$(972,119)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENTIENT BRANDS HOLDINGS INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months ended
	September 30,
	2022	2021
OPERATING ACTIVITIES:
Net loss	$(597,670)	$(404,469)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	3,193	3,765
Amortization of discount		6,579
Stock issued for services rendered	26,182	—
Changes in operating assets and liabilities:
Inventory	20,765	(258,781)
Advances to supplier	—	154,893
Accounts payable and accrued expenses	259,716	25,116
NET CASH USED IN OPERATING ACTIVITIES	(287,814)	(472,898)
INVESTMENT ACTIVITIES:
Purchase of office equipment	—	—
NET CASH USED IN INVESTMENT ACTIVITIES	—	—
FINANCING ACTIVITIES:
Proceeds from Convertible notes	—	306,199
Proceeds from short term loans	192,924	130,404
Net proceeds from issuance of common stock	—	1,100
NET CASH PROVIDED BY FINANCING ACTIVITIES	192,924	437,703

INCREASE (DECREASE) IN CASH	(94,891)	(35,195)

CASH-BEGINNING OF YEAR	96,198	68,047
CASH-END OF the quarter	$1,307	$32,852

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$21,052	$—
Taxes	$—	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENTIENT BRANDS HOLDINGS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

As reflected in the accompanying unaudited consolidated financial statements, the Company had an accumulated deficit of $2,918,579 at September 30, 2022 and had a net loss and net cash flow used in operating activities of $597,670 and $287,814, respectively for the nine months ended September 30, 2022, respectively. The Company has a limited operating history, and its continued growth is dependent upon the continuation of selling its products; hence generating revenues and obtaining additional financing to fund future obligations and pay liabilities arising from normal business operations. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital, implement its business plan, and generate significant revenues. There are no assurances that the Company will be successful in its efforts to generate significant revenues, maintain sufficient cash balance or report profitable operations or to continue as a going concern. The Company plans on raising capital through the sale of equity or debt instruments to implement its business plan. However, there is no assurance these plans will be realized and that any additional financings will be available to the Company on satisfactory terms and conditions, if any.

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

Revenue Recognition

During the nine months ended September 30, 2022 our revenue recognition policy was in accordance with ASC 605, “Revenue Recognition”, which requires the recognition of sales following five steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or as) the entity satisfies a performance obligation.

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

During the nine months ended September 30, 2022, and 2021, there were no stock based awards issued or outstanding.

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

As of September 30, 2022, Company inventories valued at approximately $238,016 are within our storage and fulfilment center located at CN Logistics US, 3 Borinski Road, Lincoln Park, NJ 07035.

NOTE 5. CONVERTIBLE NOTES PAYABLE

On April 27, 2021 (the “Issuance Date”), the Company entered into a Securities Purchase Agreement with an accredited investor (the “April 2021 Investor”) providing for the sale by the Company to the April 2021 Investor of a 10% Senior Secured Convertible Promissory Note in the principal amount of $315,789 (the “April 2021 Note”, and the “Financing”). The principal amount of the April 2021 Note includes an Original Issue Discount of $15,789, resulting in $300,000 in total proceeds received by the Company in the Financing. The April 2021 Note is convertible at the option of the April 2021 Investor into shares of common stock of the Company at $0.40 per share. In addition to the April 2021 Note, the April 2021 Investor also received 250,000 shares of common stock of the Company (the “Commitment Shares”), and a common share purchase warrant (the “April 2021 Warrant”, and together with the April 2021 Note and the Commitment Shares, the “Securities”) to acquire 500,000 shares of common stock of the Company. The April 2021 Warrant is exercisable for five years at an exercise price of $0.60. During the year the company paid monthly interest totaling $21,052. Principal balance as of September 30, 2022 and December 31, 2021 remains at $315,789. The Original Issue discount is being amortized over the term of the loan of 18 months and is fully amortized at September 30, 2022. On August 19, 2022, the Company and the April 2021 Investor entered into an extension agreement pursuant to which the parties agreed to extend the maturity date of the April 2021 Note until January 2, 2023.

On September 23, 2021 (the “Issuance Date”), the Company issued an 18% Promissory Note in the principal amount of $125,000 (the “September 2021 Note”) to an accredited investor (the “September 2021 Investor”). The September 2021 Note matures six (6) months from the Issuance Date (the “Maturity Date”), and the September 2021 Investor, at its sole election on the Maturity Date, may convert the interest accrued on the September 2021 Note into shares of common stock of the Company at $0.05 per share. During the last quarter of 2021 the Company paid $67,500 against the principal. The balance outstanding was $57,500 as of September 30, 2022 and December 31, 2021. Accrued interest for this note as of September 30, 2022 and December 31, 2021 were $15,263 and $5,397 respectively.

On November 18, 2021 (the “Issuance Date”), the Company entered into a Securities Purchase Agreement with an accredited investor (the “November 2021 Investor”) providing for the sale by the Company to the November 2021 Investor of a 10% Senior Secured Convertible Promissory Note in the principal amount of $400,000 (the “November 2021 Note”, and, the “Financing”), to be paid by the November 2021 Investor to the Company in two tranches (each, a “Tranche”). The first Tranche consists of a payment by the November 2021 Investor to the Company on the Issue Date of $200,000, from which the November 2021 Investor retained $5,000 to cover its legal fees. A second Tranche consisting of $200,000 was paid in December 2021, resulting in $395,000 in total proceeds to be received by the Company in the Financing. In addition to the November 2021 Note, the November 2021 Investor also received a common share purchase warrant (the “November 2021 Warrant”, and together with the November 2021 Note, the “Securities”) to acquire 666,667 shares of common stock of the Company. The November 2021 Warrant is exercisable for five years at an exercise price of $0.45. The closing of the Financing in the amount of $400,000 occurred on December 16, 2021. The maturity date (“Maturity Date”) for each Tranche is at the end of the period that begins from the date each Tranche is paid and ends 12 months thereafter, and interest associated with the November 2021 Note is 10% per annum. Accrued interest for this note as of September 30, 2022, and December 31, 2021 were $34,167 and $4,167 respectively.

On February 15, 2022, the Company issued an 18% Promissory Note in the principal amount of $60,025 to an accredited investor. The note matures on the earlier of (i) the closing of the Company’s next equity financing, or (ii) August 15, 2022. At the note holder’s sole election on the maturity date, the note holder may convert the interest accrued on the note into shares of common stock of the Company at $0.05 per share. Accrued interest on this note totaled $6,753 at September 30, 2022.

On February 23, 2022, the Company issued an 18% Promissory Note in the principal amount of $25,025 to an accredited investor. The note matures on the earlier of (i) the closing of the Company’s next equity financing, or (ii) August 23, 2022. At the note holder’s sole election on the maturity date, the note holder may convert the interest accrued on the note into shares of common stock of the Company at $0.05 per share. Accrued interest on this note totaled $2,815 at September 30, 2022.

On March 28, 2022, the Company issued an 18% Promissory Note in the principal amount of $11,025 to an accredited investor. The note matures on the earlier of (i) the closing of the Company’s next equity financing, or (ii) September 28, 2022. At the note holder’s sole election on the maturity date, the note holder may convert the interest accrued on the note into shares of common stock of the Company at $0.05 per share. Accrued interest on this note totaled $992 at September 30, 2022.

NOTE 6. NOTES PAYABLE

On January 3, 2020, specific terms were reached between the Company and Pure Energy 714 LLC on the remaining $150,046 of prior advances made to the Company pursuant to an unsecured demand note entered into between the Company and Pure Energy 714 LLC. The terms call for repayment of the advances including interest on any unconverted principal amount at a rate of 12% per annum and a repayment date on or before June 3, 2021, at the rate of 12% per annum. If the demand note is unpaid by June 3, 2021, default interest of 3% monthly will apply. An additional $10,000 was received on March 16, 2021, but subsequently returned in April 20, 2021. Accrued interest on this note totaled $49,515 and $36,011 at September 30, 2022 and December 31, 2021, respectively. The lender agreed to extend the maturity date of the loan to January 1, 2023.

During 2021 and 2022, the Company received proceeds from various loans from Adriatic Advisors LLC. At September 30, 2022 and December 31, 2021, the Company had $280,825 and $57,500 due to Adriatic Advisors LLC, respectively. These loans bear interest at 18% per annum, and are due at various times during 2022. Accrued interest on these notes totaled $28,016 and $1,982 at September 30, 2022 and December 31, 2021, respectively.

NOTE 7. STOCKHOLDERS’ (DEFICIENCY)

Preferred stock

The Company is authorized to issue 25,000,000 shares of Preferred Stock, par value $0.001 per share. As of September 30, 2022, and December 31, 2021, 1,000,000 shares of Series B Preferred Stock were issued and outstanding.

For five years from the date of issuance, the Series B Preferred Stock shall have the number of votes equal to fifty-one percent (51%) of the cumulative total vote of all classes of stock of the Corporation, common or preferred, whether such other class of stock is voting as a single class or the other classes of stock are voting together as a single group, and with respect to such vote, such holder shall have full voting rights and powers equal to the voting rights and powers of the holders of Common Stock, or any other class of preferred stock, and shall be entitled to notice of any stockholders’ meeting in accordance with the bylaws of the Corporation, and shall be entitled to vote, together with holders of Common Stock and any class of preferred stock entitled to vote, with respect to any question upon which holders of Common Stock or any class of preferred stock have the right to vote. After five years, the Series B Preferred Stock shall automatically, and without further action by the Corporation, be cancelled and void, and may not be reissued. Company is authorized to issue 25,000,000 shares of Preferred Stock, par value $0.001 per share. As of September 30, 2022 and December 31, 2021, 1,000,000 shares of Series B Preferred Stock were issued and outstanding.

Common stock

During July 2022, Mr. Furlan and the Company agreed to settle an unpaid amount due under an employment agreement in full in consideration of the issuance to Mr. Furlan of 772,225 shares of restricted common stock of the Company. The shares have not been issued as of September 30, 2022, so the balance remains in accounts payable and accrued expenses at September 30, 2022.

During July 2022, the Company and an independent contractor agreed to settle in full an unpaid amount of $68,000 owed by the Company to the independent contractor in consideration of the issuance to the independent contractor of 890,052 restricted shares of common stock of the Company. The shares have not been issued as of September 30, 2022, so the balance remains in accounts payable and accrued expenses at September 30, 2022.

On August 16, 2022, the Company entered into a Settlement and Release Agreement with Anthony L.G., PLLC (“ALG”) and Laura Anthony, Esq. (“LA”) pursuant to which ALG agreed to forgive $23,182 (the “Debt Amount”) owed by to the Company to ALG for services rendered to the Company in consideration of an issuance to LA of 400,000 shares common stock of the Company registered on the Form S-8 pursuant to the Plan.

On August 30, 2022, the Company entered into a Consulting Agreement with a contractor to provide investor relation services in exchange for 100,000 shares of the Company’s common stock.

There were no other issuances of common stock during the nine months ending September 30, 2022.

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

NOTE 8. COMMITMENTS AND CONTINGENCIES

On December 26, 2019, the Company entered into an Employment Agreement (the “Furlan Agreement”) with George Furlan pursuant to which Mr. Furlan was appointed as the Company’s Chief Executive Officer. The Furlan Agreement provides for a base salary of $60,000 per year with such base salary being increased to $120,000 per year beginning on the one (1) year anniversary of the completion of a financing by the Company of no less than $3,000,000. The Furlan Agreement also contains an annual bonus based on the amount of revenue generated by the Company from the sale of certain products. The Furlan Agreement has a term of three years from the effective date. Concurrently with the Furlan Agreement, the Company and Mr. Furlan also entered into a into a related Restricted Stock Agreement to purchase 718,403 shares of the Company’s Common Stock, at a purchase price of $0.01186 per share, subject to vesting as follows: 359,201 shares vested upon execution of the agreement and the remaining 359,202 shares vest quarterly at 29,993 shares at the end of each quarter. At June 30, 2022 the total shares vested under the Restricted Stock agreement totaled 658,591. During May 2022, Mr. Furlan agreed to stop accruing any salary under the Furlan Agreement until further notice. The amount unpaid under the Furlan Agreement at September 30, 2022 totaled $59,000 (the “Unpaid Amount”). The Unpaid Amount is included on the balance sheet at September 30, 2022 in accounts payable and accrued expenses. During July 2022, Mr. Furlan and the Company agreed to settle the Unpaid Amount in full in consideration of the issuance to Mr. Furlan of 772,225 shares of restricted common stock of the Company. The shares have not been issued as of September 30, 2022, so the balance remains in accounts payable and accrued expenses at September 30, 2022.

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

Subsequent to September 30, 2022, the Company received loans in the aggregate amount of $15,000 from Adriatic Advisors LLC.

On November 17, 2022 (the “Dismissal Date”), the Company advised Boyle CPA, LLC (the “Former Auditor”) that it was dismissed as the Company’s independent registered public accounting firm. The decision to dismiss the Former Auditor as the Company’s independent registered public accounting firm was approved by the Company’s Board of Directors.

During the years ended December 31, 2021 and 2020 and through the Dismissal Date, the Company has not had any disagreements with the Former Auditor on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the Former Auditor’s satisfaction, would have caused them to make reference thereto in their reports on the Company’s financial statements for such years.

Except as set forth below, during the years ended December 31, 2021 and 2020 and through the Dismissal Date, the reports of the Former Auditor on the Company’s financial statements did not contain any adverse opinion or disclaimer of opinion, and such reports were not qualified or modified as to uncertainty, audit scope, or accounting principle, except that the reports contained a paragraph stating there was substantial doubt about the Company’s ability to continue as a going concern.

The Former Auditor furnished us with a letter addressed to the Securities and Exchange Commission (“SEC”) stating that it agreed with the above statements. A copy of this letter was attached as Exhibit 16.1 to the Form 8-K which we filed with the SEC on November 18, 2022.

On November 17, 2022, (the “Engagement Date”), the Company engaged Victor Mokuolu, CPA PLLC (“New Auditor”) as its independent registered public accounting firm for the Company’s fiscal year ended December 31, 2022. The decision to engage the New Auditor as the Company’s independent registered public accounting firm was approved by the Company’s Board of Directors.

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

On November 21, 2022, the Board of Directors of the Company terminated James Mansour as the Chief Marketing Officer of the Company.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition of Sentient Brands Holdings Inc. for the three and nine months ended September 30, 2022 and 2021 should be read in conjunction with the Sentient Brands Holdings Inc. unaudited condensed consolidated financial statements and the notes thereto contained elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors, Special Note Regarding Forward-Looking Statements and Business sections in our Form 10-K as filed with the Securities and Exchange Commission on April 23, 2021. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements .

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

RESULTS OF OPERATIONS

Comparison of Results of Operations for the three months ended September 30, 2022 and 2021

Revenue

During the three months ending September 30, 2022 and 2021, we generated no revenue due to the Company’s reorganization and development of our new product lines and related marketing preparations.

Operating Expenses

For the three months ended September 30, 2022, and 2021, operating expenses consisted of the following:

	2022	2021
Advertising and marketing	4,462	—
General and administrative	4,984	25,264
Legal and professional	32,816	104,499
Office rent	—	366
Management fees	—	21,000
Product development	—	268
Interest Expense	43,066	23,524
TOTAL OPERATING EXPENSES	85,328	174,921

●	Our advertising and marketing costs mainly include consulting fees for branding, social media and creation of marketing materials for our brand. Advertising and marketing costs were $4,462 for the three months ended September 30, 2022 compared to $0 for the three months ended September 30, 2021. The increase was attributable to the Company decision to reduce these expenses while management develops its strategy in the second half or 2021. We terminated our relationship with our former marketing executive and are pursuing alternate marketing strategies which we expect to have implemented during the fourth quarter of 2022.
●	General and administrative decreased $20,280 to $4,984for the three months ended September 30, 2022 from $25,264 for the same period in 2021. The expenses relate to fees associated with SEC filings and stock transfer fees as well as general office expenses.
●	Legal and professional fees primarily consisted of accounting fees, legal service fees, consulting fees, investor relations service charges and other fees incurred for service related to becoming and being a public company. For the three months ended September 30, 2022, professional fees decreased compared to the same period in 2021 by $71,683. This decrease is attributed to austerity measures taken by the Company as we reduce expenses while we pursue our new strategy. We expect professional fees to increase again as we implement our strategy.
●	Our management fees are comprised mainly of salaries paid to our management staff. During the three month period ending September 30, 2022, management fees decreased by $21,000 compared to the same period in 2021 due to the departure of our former marketing executive and the remaining members of the management team waiving any amounts due for the remainder of 2022.
●	Interest expense is related to our convertible and other notes payable. During the three months ending September 30, 2022, interest expense increased by $19,542 compared to the same period in 2021. We have taken on additional short term higher interest debt during 2022.

Loss from Operations

The Company’s operating loss for the three-month period ended September 30, 2022, and 2021 was $85,328 and $170,972, respectively.

Income Taxes

We did not have any income taxes expense for the three months ended September 30, 2022 and 2021 since we incurred losses in these periods.

Net Loss

The Company’s net loss for the three month period ended June 30, 2022 and 2021 was $85,328 and $174,921, respectively.

Comparison of Results of Operations for the Nine Months ended September 30, 2022 and 2021

Revenue

During the nine months ending September 30, 2022 and 2021, we generated minimal revenue due to the Company’s reorganization and development of our new product lines and related marketing preparations.

Operating Expenses

For the nine months ended September 30, 2022 and 2021, operating expenses consisted of the following:

	2022	2021
Advertising and Marketing	43,075	12,800
General and Administrative	24,871	35,748
Legal and Professional	343,855	250,376
Office rent	—	824
Management Fees	69,000	63,000
Product development cost	—	3,153
Interest expenses	113,098	45,420
TOTAL OPERATING EXPENSES	593,899	411,219

●	Our advertising and marketing costs mainly include consulting fees for branding, social media and creation of marketing materials for our brand. Advertising and marketing costs were $43,075 for the nine months ended September 30, 2022 compared to $12,800 for the nine months ended September 30, 2021. The increase of $30,275 was attributable to extensive marketing efforts taken by the Company during the first three months of 2022. We have recently made an effort to reduce these expenses while management develops an alternate strategy. We terminated our relationship with our former marketing executive and are pursuing alternate marketing strategies which we expect to have implemented during the fourth quarter of 2022.
●	General and administrative decreased $10,877 to $24,871 for the nine months ended September 30, 2022 from $35,748 for the same period in 2021. The expenses relate to fees associated with SEC filings and stock transfer fees as well as general office expenses.
●	Legal and professional fees primarily consisted of accounting fees, legal service fees, consulting fees, investor relations service charges and other fees incurred for service related to becoming and being a public company. Legal and professional fees increased $93,279 to $343,855 for the nine months ended September 30, 2022 from $250,376 for the same period in 2021. This increase is primarily to the accrual of severance costs totaling $85,000 for James Mansour who resigned in May 2022. We also accrued unpaid amounts to an employee and consultant totaling $64,500. The remaining increase is due to increased legal and accounting fees related to the Company’s SEC filings and other organizational matters. We expect professional fees to increase as we incur significant costs associated with our public company reporting requirements, and costs associated with newly applicable corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002 and other rules implemented by the Securities and Exchange Commission.
●	Office rent are monthly lease payments for our principal executive offices in New York. These were discontinued during 2021.
●	Our management fees are comprised mainly of salaries paid to our management staff. During the nine months period ending September 30, 2022, management fees increased by $6,000 compared to the same period in 2021 as we hired executives to assist with our product sales and management during the first quarter of 2022. We terminated our former marketing director as we developed our new strategy. The remaining members of the senior management team agreed to waive their fees for the remainder of 2022.
●	Interest expense is related to our convertible and other notes payable. During the nine months ending September 30, 2022, interest expense increased by $67,678 compared to the same period in 2021 due to the increase in debt and higher interest rates over that time.

Loss from Operations

The Company’s operating loss for the nine month period ended September 30, 2022 and 2021 was $597,669 and $404,640, respectively.

Other Income

We had other income of $6,750 for the nine months ended September 30, 2021 consist mainly of gain from settling accounts payables.

Income Taxes

We did not have any income taxes expense for the nine months ended September 30, 2022 and 2021 since we incurred losses in these periods.

Net Loss

The Company’s net loss for the nine month period ended September 30, 2021 and 2020 was $597,669 and $404,469, respectively.

Liquidity and Capital Resources

As of September 30, 2022, we had total current assets of $239,323, consisting of $1,307 in cash and $238,016 in inventories. Our total current liabilities as of September 30, 2022 were $1,719,297. We had a working capital deficit of $1,479,974 as of September 30, 2022, compared with a working capital deficit of $966,204 as of December 31, 2021.

Cash Flows from Operating Activities

Operating activities used $287,814 in cash for the nine months ended September 30, 2022, compared with cash used of $472,898 for the nine months ended September 30, 2022. Our negative operating cash flow for the nine months ended September 30, 2022, was the result of our net loss of $597,670, offset by non cash depreciation and amortization expense of $3,193 and stock issued for services rendered of $26,182, a decrease in inventory of $20,765 and increase in accrued expenses and payables of $258,098. Our negative operating cash flow for the nine months ended September 30, 2021, was largely the result of the result out net loss of $404,469, this loss was offset by non cash depreciation and amortization expense of $10,343 and a decrease in advance to suppliers of $154,893. We used cash for the purchase of inventory of $258,781 and for an increase in accounts payable and accrued expenses of $25,116.

Cash Flows from Financing Activities

There were no cash flow from investment activities for the nine months ended September 30, 2022 and 2021.

Cash Flows from Financing Activities

Net cash flows provided by financing activities during the nine months ended September 30, 2022, amounted to $192,924 compared with cash flows provided by financing activities of $437,703 for the same period in 2021. Our positive cash flows for the nine months ended September 30, 2022 consisted of proceeds from short term loans payable. Our positive cash flows for the nine months ended September 30, 2021 consisted of proceeds from short term loans payable of $436,603 and a sale of stock for $1,100 respectively.

Going Concern

As of September 30, 2022, we have an accumulated deficit of $2,918,579. Our ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and our ability to achieve and maintain profitable operations. While we are expanding our best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations. These conditions raise substantial doubt about our ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of September 30, 2022, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2022, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described below.

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

Remediation Plan to Address the Material Weaknesses in Internal Control over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Management identified the following three material weaknesses that have caused management to conclude that, as of September 30, 2022, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

1.	We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act as of the period ending September 30, 2022. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.
2.	We do not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.
3.	Effective controls over the control environment were not maintained. Specifically, a formally adopted written code of business conduct and ethics that governs our employees, officers, and directors was not in place. Additionally, management has not developed and effectively communicated to employees its accounting policies and procedures. This has resulted in inconsistent practices. Further, our Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 12, 2022, the Company issued an 18% Promissory Note in the principal amount of $1,525 to an accredited investor. The note matures on the earlier of (i) the closing of the Company’s next equity financing, or (ii) January 12, 2023. At the note holder’s sole election on the maturity date, the note holder may convert the interest accrued on the note into shares of common stock of the Company at $0.05 per share.

On July 21, 2022, the Company issued an 18% Promissory Note in the principal amount of $5,525 to an accredited investor. The note matures on the earlier of (i) the closing of the Company’s next equity financing, or (ii) January 21, 2023. At the note holder’s sole election on the maturity date, the note holder may convert the interest accrued on the note into shares of common stock of the Company at $0.05 per share.

On July 22, 2022, the Company issued an 18% Promissory Note in the principal amount of $600 to an accredited investor. The note matures on the earlier of (i) the closing of the Company’s next equity financing, or (ii) January 22, 2023. At the note holder’s sole election on the maturity date, the note holder may convert the interest accrued on the note into shares of common stock of the Company at $0.05 per share.

On July 29, 2022, the Company issued an 18% Promissory Note in the principal amount of $15,525 to an accredited investor. The note matures on the earlier of (i) the closing of the Company’s next equity financing, or (ii) January 29, 2023. At the note holder’s sole election on the maturity date, the note holder may convert the interest accrued on the note into shares of common stock of the Company at $0.05 per share.

On August 12, 2022, the Company issued an 18% Promissory Note in the principal amount of $20,025 to an accredited investor. The note matures on the earlier of (i) the closing of the Company’s next equity financing, or (ii) February 12, 2022. At the note holder’s sole election on the maturity date, the note holder may convert the interest accrued on the note into shares of common stock of the Company at $0.05 per share.

On August 16, 2022, the Company adopted that certain Sentient Brands Holdings Inc. 2022 Equity Incentive Plan (the “Plan”). On August 19, 2022 the Company filed a registration statement on Form S-8 (the “Form S-8”) with the Securities and Exchange Commission for the purpose of registering under the Securities Act of 1933, as amended, 5,000,000 shares of common stock issuable under the Plan.

On August 16, 2022, the Company entered into a Settlement and Release Agreement with Anthony L.G., PLLC (“ALG”) and Laura Anthony, Esq. (“LA”) pursuant to which ALG agreed to forgive $23,000 (the “Debt Amount”) owed by to the Company to ALG for services rendered to the Company in consideration of an issuance to LA of 400,000 shares of common stock of the Company registered on the Form S-8 pursuant to the Plan.

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

On August 30, 2022, the Company entered into a Consulting Agreement with a contractor to provide investor relations services in exchange for 100,000 shares of the Company’s common stock.

On September 15, 2022, the Company issued an 18% Promissory Note in the principal amount of $11,025 to an accredited investor. The note matures on the earlier of (i) the closing of the Company’s next equity financing, or (ii) March 15, 2022. At the note holder’s sole election on the maturity date, the note holder may convert the interest accrued on the note into shares of common stock of the Company at $0.05 per share.

The Company claims an exemption from the registration requirements of the Securities Act of 1933 (the “Securities Act”) for the issuances of the above securities pursuant to Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D promulgated under the Securities Act. The investors in these securities are accredited investors as defined in Rule 501 of Regulation D promulgated under the Securities Act. As of the date hereof, the Company is obligated on the above notes issued to the investor. The above notes are a debt obligation arising other than in the ordinary course of business which constitute a direct financial obligation of the Company.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

On August 16, 2022, the Company adopted that certain Sentient Brands Holdings Inc. 2022 Equity Incentive Plan (the “Plan”). On August 19, 2022, the Company filed a registration statement on Form S-8 (the “Form S-8”) with the Securities and Exchange Commission for the purpose of registering under the Securities Act of 1933, as amended, 5,000,000 shares of common stock issuable under the Plan.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Exhibit Description

4.1	Settlement Agreement and Release by and among Sentient Brands Holdings Inc., and Anthony L.G., PLLC and Laura Anthony, Esq. dated August 16, 2022 (Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on August 22, 2022).
4.2	Sentient Brands Holdings Inc. 2022 Equity Incentive Plan (incorporated by reference to Exhibit 99.1 on Form S-8 (File No. 333-266997) filed on August 19, 2022).
4.3	Extension Agreement by and among Sentient Brands Holdings Inc. and an accredited investor dated August 19, 2022 (Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on August 22, 2022).
4.4	Form of Common Share Purchase Warrant issued to an accredited investor dated August 19, 2022 (Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on August 22, 2022).
4.5	Form of Agreement by and among Sentient Brands Holdings Inc. and an accredited investor dated August 19, 2022 (Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on August 22, 2022).
16.1	Letter from Boyle CPA, LLC (Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on November 18, 2022)
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32*	Certification of Chief Executive Officer & Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith

# Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

SENTIENT BRANDS HOLDINGS INC.

Date: November 21, 2022	By:	/s/ Dante Jones
Dante Jones
Interim Chief Executive Officer, Interim President and Director (Principal Executive Officer)

Date: November 21, 2022	By:	/s/ Dante Jones
Dante Jones
Interim Chief Financial Officer (Principal Financial and Accounting Officer)