Form 10-K
period 2022-12-31
SENTIENT BRANDS HOLDINGS INC.
filed 2023-04-17
CIK 1358633

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2022

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

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $0.001 per share

(Title of class)

As of June 30, 2022, the last business day of the Registrant’s most recently completed second fiscal quarter, the market value of our common stock held by non-affiliates was $2,326,016.

As of April 11, 2023, there were 54,580,518 shares of common stock, par value $0.001 per share, outstanding.

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

ITEM 1. BUSINESS

General

Unless the context otherwise requires, in this report, the terms “Sentient Brands”, “Company”, “SNBH”, “we”, or “our” refers to Sentient Brands Holdings Inc., a Nevada corporation. The Company’s principal office is located at 590 Madison Avenue, 21st Floor, New York, New York 10022. The Company’s telephone number is (646) 202-2897. The Company’s website is www.sentientbrands.com. The Company reports its operations using a fiscal year ending December 31, and the operations reported on this Form 10-K are presented on a consolidated basis.

The Company files Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, registration statements and other items with the Securities and Exchange Commission (“SEC”). In this Annual Report on Form 10-K, the language “this fiscal year” or “current fiscal year” refers to the 12-month period ended December 31, 2022.

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

Growth Strategies

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

M&A Strategy

In Q3 2022, the Company launched an M&A strategy to identify high-margin, revenue generating businesses within above-average growth potential industry sectors as potential acquisition targets.

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

Recent Developments

Covid-19

A novel strain of coronavirus (“Covid-19”) emerged globally in December 2019 and was declared a pandemic. The extent to which Covid-19 will impact our customers, business, results and financial condition will depend on current and future developments, which are highly uncertain and cannot be predicted at this time. While the Company’s day-to-day operations beginning March 2020 through the 2022 fiscal year were impacted, we suffered less immediate impact as most of our staff works remotely and continues to develop our product offerings.

On April 18, 2020, the Company, through its subsidiary Jaguaring Company, entered into a Paycheck Protection Program Promissory Note and Agreement with KeyBank National Association, pursuant to which the Company received loan proceeds of $231,500 (the “PPP Loan”). The PPP Loan was made under, and was subject to the terms and conditions of, the PPP which was established under the CARES Act and is administered by the U.S. Small Business Administration. The term of the PPP Loan was two years with a maturity date of April 18, 2022 and contained a favorable fixed annual interest rate of 1.00%. Payments of principal and interest on the PPP Loan were deferred for the first six months of the term of the PPP Loan until November 18, 2020. Principal and interest are payable monthly and may be prepaid by the Company at any time prior to maturity with no prepayment penalties. Under the terms of the CARES Act, recipients can apply for and receive forgiveness for all or a portion of loans granted under the PPP. Such forgiveness will be determined, subject to limitations, based on the use of loan proceeds for certain permissible purposes as set forth in the PPP, including, but not limited to, payroll costs (as defined under the PPP) and mortgage interest, rent or utility costs (collectively, “Qualifying Expenses”), and on the maintenance of employee and compensation levels during the eight-week period following the funding of the PPP Loan. The Company used the proceeds of the PPP Loan, for Qualifying Expenses. On December 8, 2021, the Company received notification from Key Bank that our forgiveness application was approved in full by the Small Business Administration, or SBA.

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

Historically we have had operating losses and our cash flow has been inadequate to support our ongoing operations. For the year ended December 31, 2022, we had a net loss of $734,737, and as of December 31, 2022, we had an accumulated deficit of $3,055,646. Our ability to fund our capital requirements out of our available cash and cash generated from our operations depends on a number of factors, including our ability to gain market acceptance of our products and continue growing our existing operations. If we cannot generate positive cash flow from operations, we will have to reduce our costs and try to raise working capital from other sources. These measures could materially and adversely affect our ability to execute our operations and expand our business.

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

As noted in our audited financials for the years ended December 31, 2022 and 2021, we’ve sustained recurring operating losses and our accumulated deficit raises substantial doubt about our ability to continue as a going concern. We may not have enough funds to sustain the business until it becomes profitable. Even if we obtain financing, we may not accurately anticipate how quickly we may use the funds and whether these funds are sufficient to bring the business to profitability.

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

The Company’s stock price has fluctuated in the past, has recently been volatile, and may be volatile in the future. During 2022, the highest bid price for our common stock was $0.76 per share, while the lowest bid price during that period was $0.013 per share. The Company may incur rapid and substantial decreases in its stock price in the foreseeable future that are unrelated to its operating performance or prospects. In addition, the recent COVID-19 pandemic has caused broad stock market and industry fluctuations. The stock market has experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may experience losses on their investment in the Company’s common stock. The trading price of our common stock could continue to fluctuate widely due to:

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Our principal offices are located at 590 Madison Ave., 21st Floor, New York, New York 10022. Our principal office location is a virtual office, which provides us with the flexibility of using office space on an as-needed basis. Pursuant to our office lease, we pay $89.00 per month on a month-to-month basis. All of our employees, including our specialized technical staff, are currently working from home or in a virtual environment. The Company always maintains the ability for our team members to work virtually, and we will continue to work virtually as an organization for the foreseeable future.

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

Holders of our Common Stock

As of April 11, 2023, there were approximately 132 stockholders of record of our common stock, and 54,580,518 shares of common stock outstanding. This number does not include shares held by brokerage clearing houses, depositories or others in unregistered form. The stock transfer agent for our securities is Empire Stock Transfer, Inc., 1859 Whitney Mesa Dr., Henderson, NV 89014.

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

On October 11, 2022, the Company issued an 18% Promissory Note in the principal amount of $15,025 to an accredited investor. The note matures on the earlier of (i) the closing of the Company’s next equity financing, or (ii) April 11, 2023. At the note holder’s sole election on the maturity date, the note holder may convert the interest accrued on the note into shares of common stock of the Company at $0.05 per share.

On November 7, 2022, the Company issued an 18% Promissory Note in the principal amount of $10,025 to an accredited investor. The note matures on the earlier of (i) the closing of the Company’s next equity financing, or (ii) May 7, 2022. At the note holder’s sole election on the maturity date, the note holder may convert the interest accrued on the note into shares of common stock of the Company at $0.05 per share.

On November 15, 2022, the Company issued an 18% Promissory Note in the principal amount of $6,025 to an accredited investor. The note matures on the earlier of (i) the closing of the Company’s next equity financing, or (ii) May 15, 2023. At the note holder’s sole election on the maturity date, the note holder may convert the interest accrued on the note into shares of common stock of the Company at $0.05 per share.

On December 16, 2022, the Company issued an 18% Promissory Note in the principal amount of $18,025 to an accredited investor. The note matures on the earlier of (i) the closing of the Company’s next equity financing, or (ii) June 16, 2023. At the note holder’s sole election on the maturity date, the note holder may convert the interest accrued on the note into shares of common stock of the Company at $0.05 per share.

On December 23, 2022, the Company issued an 18% Promissory Note in the principal amount of $3,025 to an accredited investor. The note matures on the earlier of (i) the closing of the Company’s next equity financing, or (ii) June 23, 2023. At the note holder’s sole election on the maturity date, the note holder may convert the interest accrued on the note into shares of common stock of the Company at $0.05 per share.

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

Issuer Purchases of Equity Securities

The Company has not repurchased its securities during the year ended December 31, 2022.

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

Growth Strategies

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

M&A Strategy

In Q3 2022, the Company launched an M&A strategy to identify high-margin, revenue generating businesses within above-average growth potential industry sectors as potential acquisition targets.

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

Recent Developments

Covid-19

A novel strain of coronavirus (“Covid-19”) emerged globally in December 2019 and was declared a pandemic. The extent to which Covid-19 will impact our customers, business, results and financial condition will depend on current and future developments, which are highly uncertain and cannot be predicted at this time. While the Company’s day-to-day operations beginning March 2020 through the 2022 fiscal year were impacted, we suffered less immediate impact as most of our staff works remotely and continues to develop our product offerings.

On April 18, 2020, the Company, through its subsidiary Jaguaring Company, entered into a Paycheck Protection Program Promissory Note and Agreement with KeyBank National Association, pursuant to which the Company received loan proceeds of $231,500 (the “PPP Loan”). The PPP Loan was made under, and was subject to the terms and conditions of, the PPP which was established under the CARES Act and is administered by the U.S. Small Business Administration. The term of the PPP Loan was two years with a maturity date of April 18, 2022 and contained a favorable fixed annual interest rate of 1.00%. Payments of principal and interest on the PPP Loan were deferred for the first six months of the term of the PPP Loan until November 18, 2020. Principal and interest are payable monthly and may be prepaid by the Company at any time prior to maturity with no prepayment penalties. Under the terms of the CARES Act, recipients can apply for and receive forgiveness for all or a portion of loans granted under the PPP. Such forgiveness will be determined, subject to limitations, based on the use of loan proceeds for certain permissible purposes as set forth in the PPP, including, but not limited to, payroll costs (as defined under the PPP) and mortgage interest, rent or utility costs (collectively, “Qualifying Expenses”), and on the maintenance of employee and compensation levels during the eight-week period following the funding of the PPP Loan. The Company used the proceeds of the PPP Loan, for Qualifying Expenses. On December 8, 2021, the Company received notification from Key Bank that our forgiveness application was approved in full by the Small Business Administration, or SBA.

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

Going Concern

We have a limited operating history, and our continued growth is dependent upon the continuation of selling our products to our customers; hence generating revenues and obtaining additional financing to fund future obligations and pay liabilities arising from normal business operations. We had an accumulated deficit of $3,055,646 at December 31, 2022. The report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2022 contained an explanatory paragraph regarding our ability to continue as a going concern based upon cash used in operating activities and the current cash balance cannot be projected to cover the operating expenses for the next twelve months from the release date of this report. These factors, among others, raised substantial doubt about our ability to continue as a going concern. Our financial statements appearing elsewhere in this report do not include any adjustments that might result from the outcome of this uncertainty. There are no assurances we will be successful in our efforts to generate significant revenues or report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our company.

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

RESULTS OF OPERATIONS

Comparison of Results of Operations for the Years Ended December 31, 2022 and 2021.

Revenue

We did not generate significant revenue for the years ended December 31, 2022 and 2021.

Operating Expenses

For the years ended December 31, 2022 and 2021:

	For the year ended December 31,
	2022	2021

Advertising and Marketing	$20,816	4,874
General and Administrative	93,250	57,632
Legal and Professional	336,660	293,070
Office rent	2,043	1,190
Management Fees	70,571	159,000
Product development cost	—	6,343

TOTAL OPERATING EXPENSES	$523,340	$522,109

●	Our advertising and marketing expense mainly includes our costs of branding, design and materials. The increase of $15,942 was primarily due to the increased use of samples to promote the product which we did not incur in 2021.
●	Professional fees primarily consisted of the following:

	For the year ended December 31,
	2022	2021
Accounting and Auditing	$46,245	$33,700
Other advisory Services	171,000	141,638
Legal Fees	59,196	109,732
Social Media Consulting	60,219	8,000
	$336,660	$293,070

●	Professional fees as a whole increased by $43,590 or 15% primarily due to increased accounting fees of approximately $12,500, increased social media consultants of approximately $52,000 and increased advisory services of approximately $30,000. These increases were offset by a decrease in legal fees of approximately $50,000.

●	Management fees primarily consisted of compensation of our Chief Operating officer and Chief Marketing Officer, and the President of our wholly owned subsidiary, Cannavolve. Compared to the previous year Management fees decreased by approximately $90,000 primarily due to the departure of one of our management staff members. During the third quarter of 2022, the remaining members waived any fees until the Company is more stable financially.

●	Our general and administrative costs have also increased by $35,618 or 62% compared to the previous year primarily due to increased warehouse fees for our product, SEC filing fees and travel and other costs associated with fund raising and other strategic matters related to the future of our Company.

Income (Loss) from Operations

As a result of the foregoing, for the year ended December 31, 2022, loss from operations amounted to $522,883, as compared to loss from operations of $521,451 for the year ended December 31, 2021.

Other Income (Expense)

Other income (expense) was ($211,854) for the year ended December 31, 2022, compared to $154,429 for the year ended December 31, 2021. The variance was due to income from the forgiveness of the PPP loan of $231,500 during 2021. The expense in 2022 is entirely related to interest expense. Interest expense for the year 2021 totaled $77,071. The increased interest expense in 2022 reflects our increased funding as we pursue our strategy.

Income Taxes

We did not have any income taxes expense for the years ended December 31, 2022 and December 31, 2021.

Net Income (Loss)

Net loss for the years ended December 31, 2022 and 2021 were $734,737 and $367,022, respectively. The increase in Net Loss was primarily due to the recognition of $231,500 other income due the forgiveness of PPP during 2021 and the increased interest expense during 2022.

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

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At December 31, 2022 and 2021, we had cash balance of approximately $1,048 and $96,198, respectively. These funds are kept in financial institutions located in United States.

Cash flows from Operating Activities

Operating activities used $312,730 in cash the year ended December 31, 2022, as compared with $751,272 for the year ended December 31, 2021. Our net loss of $734,737 is the main component of our negative operating cash flow in 2021. This was offset by an increase in accounts payable of $370,897 and a decrease in inventory of $20,765. Also included in the net loss number were non-cash expenses related to depreciation of $4,163 and stock issued for services rendered of $26,182. In 2021 our net loss of $367,022 further increased by the non-cash income of $231,500 loan forgiveness added by increase in accounts inventory $258,781, offset mainly by decrease in advances to supplier $154,893.

Cash flows from Investing Activities

There are no Investing activities in for the year ended December 31, 2022 or 2021.

Cash flows from Financing Activities

Cash flows provided by financing activities during the year ended December 31, 2022 amounted to $217,580 as compared with $779,423 for the year ended December 31, 2021. Our positive cash flow in 2022 consisted of net proceeds from short term loans of $217,580. Our positive cash flow in 2021 consisted of net proceeds from convertible notes $695,078 and short term loans net proceeds of $83,245.

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

Going Concern

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. During the year ended December 31, 2022, the Company incurred a net loss of $737,737. The Company had an accumulated deficit of $3,055,646 as of December 31, 2022. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the 1934 Act, as of the end of the period covered by this report. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that our disclosure controls and procedures were ineffective as of December 31, 2022.

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

With the participation of our Chief Executive Officer and Chief Financial Officer (principal financial officer), our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2022 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation and the material weaknesses described below, management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2022 based on the COSO framework criteria. Management has identified control deficiencies as follows:

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

In light of this material weakness, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the year ended December 31, 2022 included in this Annual Report on Form 10-K were fairly stated in accordance with US GAAP. Accordingly, management believes that despite our material weaknesses, our consolidated financial statements for the year ended December 31, 2022 are fairly stated, in all material respects, in accordance with US GAAP.

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

Changes in Internal Controls

During the year ended December 31, 2022, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

On June 3, 2022, James Mansour and the Company mutually terminated the Executive Consulting Agreement (the “Mansour Agreement Termination”) previously entered into between the Company and Mr. Mansour on January 8, 2020 (the “Mansour Agreement”). As of the date of the Mansour Agreement Termination, the Company accrued Mr. Mansour’s unpaid fees under the Mansour Agreement totaling $85,000 (the “Outstanding Amount”) The Outstanding Amount is included in “accounts payable and accrued expenses” on the balance sheet at December 31, 2022. In addition, as a result of and in connection with the Mansour Agreement Termination, pursuant to the terms of the Restricted Stock Purchase Agreement (the “RSPA”) entered into between Mr. Mansour and the Company concurrently with the Mansour Agreement, no unvested shares of common stock vest to Mr. Mansour subsequent to the Mansour Agreement Termination. Accordingly, any vesting of shares of common stock pursuant to the RSPA ceased as of the date of the Mansour Agreement Termination, resulting in the total number of shares of common stock vested to Mr. Mansour of 628,598 as of the date of the Mansour Agreement Termination.

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

During the years ended December 31, 2022 and 2021 and through the Dismissal Date, the Company has not had any disagreements with the Former Auditor on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the Former Auditor’s satisfaction, would have caused them to make reference thereto in their reports on the Company’s financial statements for such years.

Except as set forth below, during the years ended December 31, 2022 and 2021 and through the Dismissal Date, the reports of the Former Auditor on the Company’s financial statements did not contain any adverse opinion or disclaimer of opinion, and such reports were not qualified or modified as to uncertainty, audit scope, or accounting principle, except that the reports contained a paragraph stating there was substantial doubt about the Company’s ability to continue as a going concern.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the names and positions of our current executive officers and directors as of April 11, 2023.

Name	Age	Position
Dante Jones	42	Interim Chief Executive Officer, Interim President, Interim Chief Financial Officer, Interim Treasurer, Interim Secretary, and Director
George Furlan	66	Chief Operating Officer

Background of Executive Officers and Directors

Dante Jones, Interim Chief Executive Officer, Interim President Interim Chief Financial Officer, Interim Treasurer, Interim Secretary, Chief Operations Officer, and Director

Dante Jones was appointed as a Director of the Company on February 14, 2020. On June 20, 2022, Mr. Jones was appointed as the Interim Chief Executive Officer, Interim President, Interim Chief Financial Officer, Interim Treasurer and Interim Secretary of the Company. As of June 20, 2022, Mr. Jones is the sole director of the Company. Mr. Jones co-founded Cannavolve in 2012 with the mission to incubate businesses and accelerate fellow cannabis industry entrepreneurs to invent, innovate and succeed. Mr. Jones brings 15 years of experience in project management, leadership and budgeting, while delivering results across global teams. Mr. Jones has served as Cannavolve’s President since 2012. From 2014 to 2017, Mr. Jones worked as a Technology Manager at Amazon.com, Inc., managing a large global team in designing and deploying new eCommerce for the AWS Cloud.

George Furlan, Chief Operating Officer

George Furlan was appointed as the Company’s Chief Operating Officer on December 26, 2019, and, on February 14, 2020, Mr. Furlan was appointed as the Company’s Interim Chief Executive Officer, Interim President, and Interim Chief Financial Officer, Interim Treasurer, and Interim Secretary. Additionally, On May 28, 2020, Mr. Furlan was appointed as a Director of the Company. On June 20, 2022, Mr. Furlan resigned as the Interim Chief Executive Officer, Interim President, Interim Chief Financial Officer, Interim Treasurer and Interim Secretary and as a director of the Company. Effective as of his June 20, 2022 resignation as interim executive officer and director, Mr. Furlan is no longer a member of the Board of Directors of the Company Mr. Furlan continues to serve as the Chief Operating Officer of the Company, which he has served as since December 26, 2019. Mr. Furlan’s resignation as interim executive officer and director was not the result of any disagreements with management. Mr. Furlan brings more than 20 years of experience in building and expanding early stage, mid-tier and global brands. In his role as COO of the Company, Mr. Furlan is responsible for managing the day-to-day operations of the Company. Mr. Furlan has held senior positions with Hugo Boss and Versace. From 2014 to 2019, Mr. Furlan served as a Principal of GF Partners, Inc., a consulting service to fashion businesses. Prior to joining GF Partners, Inc. in 2014, Mr. Furlan served as president of NAHM Apparel, LLC, a women’s young designer fashion company, which was backed by Mr. Tommy Hilfiger. He built the organization’s infrastructure, guided the successful global launch and lead sales and marketing efforts for U.S. and Canadian and global markets.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, requires our directors, executive officers and persons who own more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other of our equity securities. During the year ended December 31, 2022, our officers, directors and 10% stockholders made the required filings pursuant to Section 16(a).

ITEM 11. EXECUTIVE COMPENSATION

Executive Officers’ Compensation

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by the Company during the fiscal years ended December 31, 2022 and December 31, 2021, in all capacities for the accounts of our executive officers, including the Chief Executive Officer.

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary	Stock Award	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Non- Qualified Deferred Compensation Earnings	All Other Compensation	Total
		($)	($)	($)	($)	($)	($)	($)

George Furlan,	2021	84,000	0	0	0	0	0	84,000
Interim CEO, Interim President, Interim CFO, and COO	2022	16,000	0	0	0	0	0	16,000

James Mansour, CMO	2021	60,000	0	0	0	0	0	60,000
	2022	0	0	0	0	0	0	0

The following table sets forth the cash and non-cash compensation for the fiscal years ended December 31, 2022 and 2021, awarded to or earned by Mr. Jones, Cannavolve’s principal executive officer.

Name and Principal Position	Fiscal Year	Salary	Stock Award	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Non- Qualified Deferred Compensation Earnings	All Other Compensation	Total
		($)	($)	($)	($)	($)	($)	($)
Dante Jones,	2021	0	0	0	0	0	0	0
President	2022	0		0	0	0	0	0

Outstanding Equity Awards at Fiscal Year-End Table

The Company did not issue equity awards during the year ended December 31, 2022.

Employment Agreements

George Furlan

On December 26, 2019 (the “Effective Date”), the Company entered into an Employment Agreement with George Furlan to engage his services as Chief Operating Officer of the Company pursuant to which the Company agreed to pay Mr. Furlan a base salary of $60,000 per year. The Employment Agreement had a term of three years from the Effective Date, and expired on December 26, 2022. On the Effective Date, Mr. Furlan also entered into a Restricted Stock Agreement to purchase 718,403 shares of the Company’s Common Stock at $0.01186 per share (the “Furlan Shares”), subject to vesting, for an aggregate purchase price of $8,520.26. The Furlan Shares have all vested as of December 31, 2022. Mr. Furlan has not entered into a new employment agreement with the Company since the expiration of the Employment Agreement. Mr. Furlan continues to serve as our Chief Operating Officer.

Grants of Plan Based Awards

We did not make any plan-based equity or non-equity awards grants to named executives during the years ended December 31, 2022 and 2021.

Option Exercises

There were no options exercised by our named officers during the years ended December 31, 2022 and 2021.

Compensation of Directors

We have no non-executive directors. Our directors did not earn compensation for the years ended December 31, 2022 and 2021.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information, as of April 11, 2023, with respect to the beneficial ownership of the outstanding common stock by (i) any holder of more than five (5%) percent; (ii) each of the Company’s executive officers and directors; and (iii) the Company’s directors and executive officers as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned.

Name of Beneficial Owner (1)	Common Stock Beneficially Owned (11)	Percentage of Common Stock (2)
Officers and Directors
George Furlan * (3)	5,028,821	9.21
Dante Jones * (4)	1,263,798	2.31
All officers and directors as a group (3 persons)	6,292,619	11.52
5% Stockholders
Principal Holdings, LLC, (5)	8,692,187	15.92%
Gregg Templeton (6)	5,028,821	9.21%
James Mansour (7)	4,400,186	8.06
Bogaard Holdings LLC (8)	2,196,327	4.02%
Pure Energy 714 LLC (9)	1,593,494	2.91%
Bagel Hole Inc. (10)	2,832,410	5.18%

*	Officer and/or director of the Company

(1)	Except as otherwise indicated, the address of each beneficial owner is c/o Sentient Brands Holdings Inc., 590 Madison Avenue, 21st Floor, New York, NY 10022.

(2)	Applicable percentage ownership is based on 54,580,518 shares of common stock outstanding as of April 11, 2023, together with securities exercisable or convertible into shares of common stock within 60 days of April 11, 2023 for each stockholder. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of April 11, 2023 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(3)	On December 26, 2019, the Company and George Furlan entered into a Restricted Stock Purchase Agreement pursuant to which the George Furlan purchased from the Company an aggregate of 718,403 restricted shares of common stock (the “Furlan Shares”) at $0.01186 per share, subject to vesting, in consideration of an aggregate purchase price of $8,520.26. As of December 31, 2022, all of the Furlan Shares have vested.

(4)	Dante Jones received 109,114 shares of common stock of the Company in connection with the Agreement and Plan of Reorganization entered into and closed between the Company and Jaguaring Company, d/b/a Cannavolve, on February 14, 2020. On January 5, 2023, the Company issued 500,000 shares of common stock to Mr. Jones in consideration of his appointment as the Interim Chief Executive Officer, Interim President, Interim Chief Financial Officer, Interim Treasurer and Interim Secretary of the Company.

(5)	Principal Holdings, LLC is owned and controlled by Danielle Doukas.

(6)	Gregg Templeton is a former employee of the Company.

(7)	On January 8, 2020, the Company entered into an Executive Consulting Agreement (the “Mansour Agreement”) with James Mansour pursuant to which Mr. Mansour was appointed as an Executive Consultant. Concurrently with the Mansour Agreement, the Company and Mr. Mansour entered into a into a Restricted Stock Agreement (the “RPSA”) to purchase 718,403 shares of the Company’s common stock at a purchase price of $0.01186 per share (the “Mansour Shares”), subject to vesting as follows: 359,201 Mansour Shares vested upon execution of the agreement and the remaining 359,202 Mansour Shares were to vest quarterly at 29,993 shares at the end of each quarter. On June 3, 2022, Mr. Mansour and the Company mutually terminated the Mansour Agreement (the “Mansour Agreement Termination”). As a result of the Mansour Agreement Termination, and pursuant to the terms of the RPSA, no unvested Mansour Shares vested to Mr. Mansour subsequent to the Mansour Agreement Termination. Accordingly, the vesting of Mansour Shares ceased as of the date of the Mansour Agreement Termination, resulting in a total of 628,598 vested Mansour Shares as of the date of the Mansour Agreement Termination. In addition, on November 21, 2022, the Board of Directors of the Company terminated James Mansour as the Chief Marketing Officer of the Company.

(8)	Bogaard Holdings LLC is owned and controlled by Jelena Vadanjel.

(9)	Pure Energy 714 LLC is owned and controlled by Louis Sorrentino.

(10)	Bagel Hole Inc. is owned and controlled solely by Philip Romanzi, the Company’s former sole officer and director.

(11)	On March 2, 2021, the Company effected a 7:1 forward stock split of its issued and outstanding shares of common stock. All shares of common stock reflected in the above table are accounted for on a post-forward split basis.

No Director, executive officer, affiliate or any owner of record or beneficial owner of more than 5% of any class of voting securities of the Company is a party adverse to the Company or has a material interest adverse to the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The following includes a summary of transactions since the beginning of the 2022 fiscal year, or any currently proposed transaction, in which the Company was or is to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of their total assets at year-end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest (other than compensation described under “Executive Compensation”). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Victor Mokuolu, CPA LLC served as our independent auditor beginning with the third quarter of 2022. The following is a summary of the fees billed to the Company for professional services rendered for the fiscal year ended December 31, 2022.

Boyle CPA LLC served as our independent auditors for the years ended December 31, 2021 through the second quarter of 2022. The following is a summary of the fees billed to the Company for professional services rendered for the fiscal years ended December 31, 2022 and 2021.

	December 31, 2022		December 31, 2021
Audit Fees - Victor Mokuolu, CPA LLC	$		$
Audit Fees - Boyle CPA LLC		18,000		26,000
Audit Related Fees - Victor Mokuolu, CPA LLC		10,500		—
Audit Related Fees - Boyle CPA LLC		—		9,700
Tax Fees		—		—
All Other Fees		—		—
Totals		$18,000		$35,700

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

ALL OTHER FEES. Consists of fees for products and services other than the services reported above. There were no management consulting services provided in fiscal 2022 or 2021.

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

ITEM 15. EXHIBITS

Exhibit No.	Exhibit Description

2.1	Reorganization Agreement between Intelligent Buying Inc. and Jaguaring Company d/b/a Cannavolve, and the Cannavolve shareholders listed in the agreement, dated March 13, 2019 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 19, 2019).

2.2	Amended Reorganization Agreement between Intelligent Buying Inc. and Jaguaring Company d/b/a Cannavolve and the Cannavolve shareholders listed in the agreement, dated April 27, 2019 (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 6, 2019).

2.3	Amendment No. 1 to Reorganization Agreement between Intelligent Buying Inc. and Jaguaring Company d/b/a Cannavolve, and the Cannavolve shareholders listed in the agreement, dated April 27, 2019 (incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed with the SEC on May, 6 2019).

2.4	Second Amended Agreement and Plan of Reorganization between Intelligent Buying Inc. and Jaguaring Company d/b/a Cannavolve Holdings, the Cannavolve Shareholders listed in the agreement dated January 2, 2020 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 8, 2020).

2.5	Termination Agreement of the Reorganization between Intelligent Buying Inc. and Jaguaring Company d/b/a Cannavolve Holdings, the Cannavolve Shareholders listed in the agreement dated February 12, 2020. (Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 14, 2020).

2.6	Agreement and Plan of Reorganization by and among Intelligent Buying Inc., Jaguaring Company d/b/a Cannavolve Holdings and the Cannavolve Shareholders listed in the agreement dated February 14, 2020. (Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 14, 2020).

2.7	Form of Agreement and Plan of Merger by and among Sentient Brands Holdings Inc., a California corporation, and Sentient Brands Holdings Inc., a Nevada corporation, dated January 28, 2021.

3.1	Articles of Incorporation of Intelligent Buying Inc. and Certificate of Amendment of Articles of Incorporation of Intelligent Buying, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form SB-2 filed with the SEC on April 17, 2006).

3.2	Bylaws of Intelligent Buying, Inc. (Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 14, 2020).

3.3	Certificate of Determination for Series A Convertible Preferred Stock of Intelligent Buying, Inc. (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form SB-2 filed with the SEC on April 17, 2006).

3.4	Certificate of Determination for Series B Preferred Stock of Intelligent Buying, Inc. (Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 14, 2020).

3.5	Certificate of Amendment of Articles of Incorporation of Intelligent Buying Inc., a California corporation. (Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on March 3, 2021).

3.6	Articles of Incorporation of Sentient Brands Holdings Inc., a Nevada corporation. (Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on March 3, 2021).

3.7	Bylaws of Sentient Brands Holdings Inc., a Nevada corporation. (Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on March 3, 2021).

4.1	Form of 10% Promissory Note of Intelligent Buying, Inc. issued to an accredited investor dated December 2, 2020.

4.2	Form of Securities Purchase Agreement by and among Intelligent Buying, Inc. and an accredited investor dated December 2, 2020.

4.3	Form of Stock Purchase Warrant of Intelligent Buying, Inc. issued to an accredited investor dated December 2, 2020.

4.4	Form of Stock Pledge Agreement issued by an affiliate of Intelligent Buying, Inc. to an accredited investor dated December 2, 2020.

4.5	Form of 10% Convertible Debenture of Intelligent Buying, Inc. issued to an accredited investor dated December 3, 2020

4.6	Form of Securities Purchase Agreement by and among Intelligent Buying, Inc. and an accredited investor dated December 3, 2020.

4.7	Form of Stock Purchase Warrant of Intelligent Buying, Inc. issued to an accredited investor dated December 3, 2020.

4.8	Form of Securities Purchase Agreement. (Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on May 3, 2021).

4.9	Form of Senior Secured Convertible Promissory Note. (Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on May 3, 2021).

4.10	Form of Common Share Purchase Warrant. (Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on May 3, 2021).

4.11	Form of Pledge and Security Agreement. (Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on May 3, 2021).

4.12	Form of 18% Promissory Note of Sentient Brands Holdings Inc. issued to an accredited investor dated September 23, 2021. (Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on November 22, 2021).

4.13	Form of Securities Purchase Agreement by and among Sentient Brands Holdings Inc. and an accredited investor dated November 18, 2021. (Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on November 22, 2021).

4.14	Form of Senior Secured Convertible Promissory Note issued to an accredited investor dated November 18, 2021. (Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on November 22, 2021).

4.15	Form of Common Share Purchase Warrant issued to an accredited investor dated November 18, 2021. (Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on November 22, 2021).

4.16	Form of Pledge and Security Agreement by and among Sentient Brands Holdings Inc. and an accredited dated November 18, 2021. (Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on November 22, 2021).

4.17	Settlement Agreement and Release by and among Sentient Brands Holdings Inc., and Anthony L.G., PLLC and Laura Anthony, Esq. dated August 16, 2022 (Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on August 22, 2022).

4.18	Sentient Brands Holdings Inc. 2022 Equity Incentive Plan (incorporated by reference to Exhibit 99.1 on Form S-8 (File No. 333-266997) filed on August 19, 2022).

4.19	Extension Agreement by and among Sentient Brands Holdings Inc. and an accredited investor dated August 19, 2022 (Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on August 22, 2022).

4.20	Form of Common Share Purchase Warrant issued to an accredited investor dated August 19, 2022 (Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on August 22, 2022).

4.21	Form of Agreement by and among Sentient Brands Holdings Inc. and an accredited investor dated August 19, 2022 (Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on August 22, 2022).

10.1	Convertible Promissory Note of Intelligent Buying Inc. issued to PureEnergy714 LLC2019 (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 19, 2019).

10.2	Convertible Promissory Note issued by Jaguaring, Inc. d/b/a Cannavolve (incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed with the SEC on March 19, 2019).

10.3	Form of Subscription Agreement for Rule 506 Offering. (Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 14, 2020).

10.4#	Executive Consulting Agreement between Intelligent Buying, Inc. and James Mansour dated January 8, 2020. (Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 14, 2020).

10.5#	Employment Agreement between Intelligent Buying, Inc. and George V. Furlan dated December 2019. (Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 14, 2020).

10.6	Independent Contractor Agreement between Jaguaring Inc. d/b/a Cannavolve and Dante Jones dated May 1, 2019. (Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 14, 2020).

10.7	Office Agreement for Jaguaring Inc. d/b/a Cannavolve dated May 23, 2018. (Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 14, 2020).

10.8	Promissory Note issued by Jaguaring Inc. d/b/a Cannavolve dated June 6, 2019. (Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 14, 2020).

10.9	Employment Agreement between Intelligent Buying, Inc. and Gregg Templeton dated February 28, 2019. (Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 14, 2020).

10.10	Office Agreement for Jaguaring Inc. d/b/a Cannavolve dated May 23, 2018. (Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 14, 2020).

10.11	Promissory Note issued by Jaguaring Inc. d/b/a Cannavolve dated June 11, 2019. (Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 14, 2020).

10.12	Promissory Note issued by Jaguaring Inc. d/b/a Cannavolve dated June 6, 2019. (Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 14, 2020).

10.13#	Restricted Stock Purchase Agreement between Intelligent Buying, Inc. and James Mansour.

10.14#	Restricted Stock Purchase Agreement between Intelligent Buying, Inc. and George Furlan. (Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 14, 2020).

10.15	Share Exchange Agreement dated as of May 28, 2020 by and among Intelligent Buying Inc., and the shareholders of Jaguaring Company d/b/a Cannavolve Holdings. (Incorporated by reference to the Form 10-K Annual Report filed with the Securities and Exchange Commission on May 29, 2020).

14.1	Code of Ethics of Intelligent Buying, Inc. (incorporated by reference to Exhibit 14.1 to the Company’s Registration Statement on Form SB-2 filed with the SEC on April 17, 2006).

16.1	Letter from Boyle CPA, LLC (Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on November 18, 2022).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer & Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

#	Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sentient Brands Holdings Inc.

Dated: April 17, 2023	By:	/s/ Dante Jones
Dante Jones
Interim Chief Executive Officer, Interim President, Interim Chief Financial Officer, and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

POWER OF ATTORNEY

Know all persons by these presents that each individual whose signature appears below constitutes and appoints Dante Jones, our Interim Chief Executive Officer and Interim Chief Financial Officer as a true and lawful attorney-in-fact and agent, with full power of substitution and re-substitution, for him and in his name, place and stead, in any and all capacities, to (i) act on, sign and file with the Securities and Exchange Commission any and all amendments to this Report together with all schedules and exhibits thereto, (ii) act on, sign and file with the Securities and Exchange Commission any and all exhibits to this Report and any and all exhibits and schedules thereto, (iii) act on, sign and file any and all such certificates, notices, communications, reports, instruments, agreements and other documents as may be necessary or appropriate in connection therewith and (iv) take any and all such actions which may be necessary or appropriate in connection therewith, granting unto such agent, proxy and attorney-in-fact, full power and authority to do and perform each and every act and thing necessary or appropriate to be done, as fully for all intents and purposes as he might or could do in person, and hereby approving, ratifying and confirming all that such agent, proxy and attorney-in-fact, or any of his or their substitute or substitutes may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Dante Jones	Interim Chief Executive Officer, Interim President, Interim Chief Financial Officer, and Director	April 17, 2023
Dante Jones	(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

SENTIENT BRANDS HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022 and 2021

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Sentient Brands Holdings Inc.

590 Madison Avenue, 21st Floor

New York, NY 10022

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Sentient Brands Holdings, Inc. (the Company) as of December 31, 2022, and the related consolidated statements of income, stockholders’ equity, and cash flows for the year ended December 31, 2022, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of year ended December 31, 2022, and the results of its operations and its cash flows for the year ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Substantial doubt about the Company's ability to continue as a going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has incurred losses since inception, has an accumulated deficit as of December 31, 2022. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

A critical audit matter is a matter arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee or the Company’s governance and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating a critical audit, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate. We determined that there are no critical audit matters communicated or required to be communicated to the audit committee.

Other Matters

The accompanying consolidated balance sheet of Sentient Brands Holdings, Inc. as of December 31, 2021, the related consolidated statements of operations, changes in stockholders’ (deficit), and cash flows for the year ended December 31, 2021, and the related notes were audited by another Independent Registered Public Accounting Firm, Boyle CPA, LLC.

We have served as the Company’s auditor since 2022.
VICTOR MOKUOLU CPA PLLC
Houston, Texas

April 17, 2023 PCAOB ID: 6771

Boyle CPA, LLC

Certified Public Accountants & Consultants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and

Board of Directors of Sentient Brands Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Sentient Brands Holdings, Inc. (the “Company”) as of December 31, 2021, the related consolidated statements of operations, changes in stockholders’ deficiency, and cash flows for the year ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the year ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audit in accordance with standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ Boyle CPA, LLC

We have served as the Company’s auditor from 2019 to 2022.

Red Bank, NJ

April 28, 2022

331 Newman Springs Road	P (732) 784-1582
Building 1, 4th Floor, Suite 143	F (732) 510-0665
Red Bank, NJ 07701

SENTIENT BRANDS HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2022	December 31, 2021
ASSETS
CURRENT ASSETS
Cash	$1,048	$96,198
Inventory	238,016	258,781
TOTAL CURRENT ASSETS	239,064	354,979
FIXED ASSETS (net of Depreciation)	27,620	31,783
TOTAL ASSETS	$266,684	$386,762
LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$540,217	$186,528
Notes payable	482,896	258,292
Convertible Notes Payable	886,547	876,363
TOTAL CURRENT LIABILITIES	1,909,660	1,321,183
TOTAL LIABILITIES	1909,660	1,321,183
STOCKHOLDERS’ DEFICIT
Preferred Stock – Par Value of $0.001; 25,000,000 shares authorized; 1,000,000 and 1,000,000 shares issued and outstanding as of December 31, 2022 and 2021	1,000	1,000
Common Stock - Par Value of $0.001; 500,000,000 shares authorized; 52,420,387 and 51,920,387 shares issued and outstanding as of December 31, 2022 and 2021, respectively	52,421	51,921
Additional paid-in capital	1,359,249	1,333,567
Accumulated deficit	(3,055,646)	(2,320,909)
TOTAL STOCKHOLDERS’ DEFICIT	(1,642,976)	(934,421)
TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$266,684	$386,762

The accompanying notes are an integral part of these consolidated financial statements

SENTIENT BRANDS HOLDINGS INC. AND SUBSIDIARIES
STATEMENTS OF OPERATIONS

	For the year ended December 31,
	2022	2021
REVENUES:
TOTAL REVENUES	$566	$681
Cost of sales	109	23

Gross (Loss) Profit	457	658

Operating Expenses
General and Administrative	116,109	70,039
Legal and Professional	336,660	293,070
Management Fees	70,571	159,000

TOTAL OPERATING EXPENSES	523,340	522,109

LOSS FROM OPERATIONS	(522,883)	(521,451)

Other Income (Expenses)
Interest expense	(211,854)	(66,545)
Discount amortization	—	(10,526)
Other income	—	231,500

NET LOSS	$(734,737)	$(367,022)

NET LOSS PER COMMON SHARE – BASIC AND DILUTED	$(0.014)	$(0.007)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	52,104,223	51,580,786

The accompanying notes are an integral part of these consolidated financial statements

SENTIENT BRANDS HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended
	December 31,
	2022	2021
OPERATING ACTIVITIES:
Net loss	$(734,737)	$(367,022)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	4,163	5,020
Stock issued for services rendered	26182	—
Amortization of discount	—	10,526
Forgiveness of PPP Loan	—	(231,500)
Non cash financing fees	—	250
Changes in operating assets and liabilities:
Inventory	20,765	(258,781)
Advances to supplier	—	154,893)
Accounts payable and accrued expenses	370,897	(64,658)
NET CASH USED IN OPERATING ACTIVITIES	(312,730)	(751,272)
INVESTMENT ACTIVITIES:
Purchase of office equipment	—	—
NET CASH USED IN INVESTMENT ACTIVITIES	—	—
FINANCING ACTIVITIES:
Proceeds (Payment) of loan payable	—	695,078
Proceeds from short term loan	217,580	83,245
Net proceeds from issuance of common stock	—	1,100
NET CASH PROVIDED BY FINANCING ACTIVITIES	217,580	779,423
INCREASE (DECREASE) IN CASH	(95,150)	28,151
CASH-BEGINNING OF PERIOD	96,198	68,047
CASH-END OF PERIOD	$1,048	$96,198
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$21,052	$21,052
Taxes	$—	$ —

The accompanying notes are an integral part of these consolidated financial statements

SENTIENT BRANDS HOLDINGS INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY
For the Years Ended
December 31, 2022 and 2021

December 31, 2021	Common Stock		Preferred Stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance - December 31, 2021	51,920,387	51,921	1,000,000	1,000	1,333,567	(2,320,909)	(934,421)
Common stock issued for services rendered	500,000	500			25,682		26,182
Net loss		—		—		(734,737)	(734,737)
Balances December 31, 2022	52,420,387	$52,421	1,000,000	1,000	$1,359,249	$(3,055,646)	$(1,642,976)

December 31, 2021	Common Stock		Preferred Stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance December 31, 2020	50,782,116	50,782	1,000,000	1,000	1,333,356	(1,953,887)	(568,749)
Common stock issued	1,350,000	1,350					1,350
Common stock cancelled	(211,729)	(211)			211		—
Net loss		—		—		(367,022)	(367,022)
Balances December 31, 2021	51,920,387	$51,921	1,000,000	1,000	$1,333,567	$(2,320,909)	$(934,421)

The accompanying notes are an integral part of these consolidated financial statements

SENTIENT BRANDS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022 AND 2021

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

Basis of Presentation

Our financial statements are presented in conformity with accounting principles generally accepted in the United States of America, as reported on our fiscal years ending on December 31, 2022 and 2021. We have summarized our most significant accounting policies.

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

Reclassifications

Certain reclassifications have been made to the 2021 presentation to make them consistent with 2022.

Cash

The Company considers all short-term highly liquid investments with an original maturity date of purchase of three months or less to be cash equivalents.

Revenue Recognition

During the years ended December 31, 2022 and 2021, our revenue recognition policy was in accordance with ASC 606, “Revenue from Contracts with Customers”, which requires the recognition of sales following five steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or as) the entity satisfies a performance obligation.

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

During the years ended December 31, 2022, and 2021, there were no stock based awards issued or outstanding.

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

Income Taxes

The Company’s income tax benefit differs from the expected income tax benefit by applying the U.S. Federal statutory rate of 21% to net income (loss) as follows:

The tax effects of temporary differences that give rise to the Company’s net deferred tax liability as of December 31, 2022 and 2021 are as follows:

	Year Ended December 31
	2022	2021
Deferred Tax Assets

Net Operating Losses	$520,008	$392,287

Less: Valuation Allowance	(520,008)	(392,287)

Deferred Tax Assets - Net	$—	$—

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

NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred losses since inception and has an accumulated deficit of $3,055,646 and $2,320,909 as of December 31, 2022 and 2021 respectively. The Company currently has limited liquidity and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. These factors among others, raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that may result from the outcome of these uncertainties. The Company will require additional financing moving forward and is pursuing various strategies to accomplish this, including seeking equity funding and/or debt funding from private placement sources. Although management believes that it will be able to obtain the necessary funding to allow the Company to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.

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

As of December 31, 2022 and 2021, the Company product inventories valued at approximately $238,016 and $258,781, respectively are contained in our storage and fulfilment center located at CN Logistics in Lincoln Park, NJ.

NOTE 5. CONVERTIBLE NOTES PAYABLE

Since the change of control of the Company in May 2018, the Company received advances from Pure Energy 714 LLC, an unaffiliated entity, totaling $240,803. On March 15, 2019, specific terms were reached on $70,757 of the advances pursuant to an unsecured convertible promissory note entered into between the Company and Pure Energy 714 LLC, the terms call for repayment of the advances including interest on any unconverted principal amount at a rate of 4% per annum and a repayment date on or before August 15, 2022. Additional terms include a voluntary conversion option, pursuant to which Pure Energy 714 LLC may convert any outstanding balance at $0.05 per share into shares of common stock. On January 3, 2020, specific terms were reached on the remaining $170,046 of the advances pursuant to an unsecured demand note. See Note 6. Accrued interest on this note totaled $31,841 and $23,350 at December 31, 2022 and 2021, respectively. The lender agreed to extend the maturity date of the loan to January 1, 2023.

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

On April 27, 2021 (the “Issuance Date”), the Company entered into a Securities Purchase Agreement with an accredited investor (the “April 2021 Investor”) providing for the sale by the Company to the April 2021 Investor of a 10% Senior Secured Convertible Promissory Note in the principal amount of $315,789 (the “April 2021 Note”, and the “Financing”). The principal amount of the April 2021 Note includes an Original Issue Discount of $15,789, resulting in $300,000 in total proceeds received by the Company in the Financing. The April 2021 Note is convertible at the option of the April 2021 Investor into shares of common stock of the Company at $0.40 per share. In addition to the April 2021 Note, the April 2021 Investor also received 250,000 shares of common stock of the Company (the “Commitment Shares”), and a common share purchase warrant (the “April 2021 Warrant”, and together with the April 2021 Note and the Commitment Shares, the “Securities”) to acquire 500,000 shares of common stock of the Company. The April 2021 Warrant is exercisable for five years at an exercise price of $0.60. During the year the company paid monthly interest totaling $21,052. Principal balance as of December 31, 2022 and 2021 remains at $315,789. The Original Issue discount was being amortized over the term of the loan of 18 months and was fully during the year ended December 31, 2022. On August 19, 2022, the Company and the April 2021 Investor entered into an extension agreement pursuant to which the parties agreed to extend the maturity date of the April 2021 Note until January 2, 2023. Accrued interest for this note as of December 31, 2022 and 2021 were $44,736 and $21,052 respectively.

On November 18, 2021 (the “Issuance Date”), the Company entered into a Securities Purchase Agreement with an accredited investor (the “November 2021 Investor”) providing for the sale by the Company to the November 2021 Investor of a 10% Senior Secured Convertible Promissory Note in the principal amount of $400,000 (the “November 2021 Note”, and, the “Financing”), to be paid by the November 2021 Investor to the Company in two tranches (each, a “Tranche”). The first Tranche consists of a payment by the November 2021 Investor to the Company on the Issue Date of $200,000, from which the November 2021 Investor retained $5,000 to cover its legal fees. A second Tranche consisting of $200,000 was paid in December 2021, resulting in $395,000 in total proceeds to be received by the Company in the Financing. In addition to the November 2021 Note, the November 2021 Investor also received a common share purchase warrant (the “November 2021 Warrant”, and together with the November 2021 Note, the “Securities”) to acquire 666,667 shares of common stock of the Company. The November 2021 Warrant is exercisable for five years at an exercise price of $0.45. The closing of the Financing in the amount of $400,000 occurred on December 16, 2021. The maturity date (“Maturity Date”) for each Tranche is at the end of the period that begins from the date each Tranche is paid and ends 12 months thereafter, and interest associated with the November 2021 Note is 10% per annum. Accrued interest for this note as of December 31, 2022 and 2021 were $54,033 and $7,894 respectively.

NOTE 6. NOTES PAYABLE

On January 3, 2020, specific terms were reached between the Company and Pure Energy 714 LLC on the remaining $170,046 of prior advances made to the Company (See Note 5) pursuant to an unsecured demand note entered into between the Company and Pure Energy 714 LLC. The terms call for repayment of the advances including interest on any unconverted principal amount at a rate of 12% per annum and a repayment date on or before June 3, 2021, at the rate of 12% per annum. If the demand note is unpaid by June 3, 2021, default interest of 3% monthly will apply. On January 17, 2020, the Company repaid $20,000 of the principal outstanding reducing the note balance to $150,046. An additional $10,000 was received on March 16, 2021, but subsequently returned in April 20, 2021. Accrued interest on this note totaled $54,017 and $36,011 at December 31, 2022 and 2021, respectively. The lender agreed to extend the maturity date of the loan to January 1, 2023.

During 2021 and 2022, the Company received proceeds from various loans from Adriatic Advisors LLC. At December 31, 2022 and 2021, the Company had $332,825 and $57,500 due to Adriatic Advisors LLC, respectively. The notes mature on the earlier of (i) the closing of the Company’s next equity financing, or (ii) six months after the date of issue. At the note holder’s sole election on the maturity date, the note holder may convert the interest accrued on the note into shares of common stock of the Company at $0.05 per share. The lender has agreed to extend the maturity dates of any overdue Notes to June 30, 2023. Accrued interest on these notes totaled $41,411 and $2,588 at December 31, 2022 and December 31, 2021, respectively.

NOTE 7. PPP Loan

On April 18, 2020, the Company, through its wholly owned subsidiary, Jaguaring Company, entered into Paycheck Protection Program Promissory Note and Agreement with KeyBank National Association, pursuant to which the Company received loan proceeds of $231,500 (the “PPP Loan”). The PPP Loan was made under, and subject to the terms and conditions of, the PPP which was established under the CARES Act and administered by the U.S. Small Business Administration.

During 2021, the U.S. Small Business Administration (the “SBA”) forgave the Company’s PPP loan. The forgiven amount was accounted for as other income in our Consolidated Statements of Operations.

 NOTE 8. STOCKHOLDERS’ (DEFICIENCY)

Preferred stock

The Company is authorized to issue 25,000,000 shares of Preferred Stock, par value $.001 per share. As of December 31, 2022 and 2021, 1,000,000 shares of Series B Preferred Stock were issued and outstanding.

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

During July 2022, The Company’s Chief Operating Officer, Mr. Furlan and the Company agreed to settle an unpaid amount due under an employment agreement in full in consideration of the issuance to Mr. Furlan of 771,242 shares of restricted common stock of the Company. The shares have not been issued as of December 31, 2022, so the balance remains in accounts payable and accrued expenses at December 31, 2022. Subsequent to December 31, 2022, the shares were issued to Mr. Furlan on January 5, 2023. See Note 10.

During July 2022, the Company and an independent contractor agreed to settle in full an unpaid amount of $68,000 owed by the Company to the independent contractor in consideration of the issuance to the independent contractor of 888,889 restricted shares of common stock of the Company. The shares have not been issued as of December 31, 2022, so the balance remains in accounts payable and accrued expenses at December 31, 2022. Subsequent to December 31, 2022, the shares were issued on January 5, 2023. See Note 10.

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

There were no other issuances of common stock during the year ended December 31, 2022.

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

There were no other issuances of common stock during the year ended December 31, 2021.

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

NOTE 10. SUBSEQUENT EVENTS

On January 5, 2023, the Company issued 771,242 restricted shares of its common stock in full settlement of an amount due under an employment agreement to George Furlan, the Company’s Chief Operating Officer.

On January 5, 2023, the Company issued 888,889 restricted shares of its common stock in full settlement of an amount due to an independent contractor.

On January 5, 2023, the Company issued 500,000 restricted shares of its common stock to Dante Jones, the Company’s interim Chief Executive Officer.

During the first quarter of 2023, the Company received short term loans (collectively, the “Loans”) from an accredited investor in the aggregate amount of $20,000. The maturity date of each Loan is at the end of the period that begins on the date each Loan was made and ends six months thereafter, and interest on each of the Loans is 18% per annum.

The Company has evaluated subsequent events for recognition and disclosure through April 17, 2023, which is the date the financial statements were available to be issued. No other matters were identified affecting the accompanying financial statements and related disclosures.