Form 10-Q
period 2023-06-30
SENTIENT BRANDS HOLDINGS INC.
filed 2023-08-21
CIK 1358633

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

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

As of August 21, 2023, 54,580,518 shares of common stock, par value $0.001 per share, were issued and outstanding.

SENTIENT BRANDS HOLDINGS INC.

FORM 10-Q

June 30, 2023

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

Although forward-looking statements in this report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the headings “Risks Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K, in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-Q, and information contained in other reports that we file with the Securities and Exchange Commission (“SEC”). You are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.

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

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

SENTIENT BRANDS HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30, 2023	December 31, 2022
	Unaudited
ASSETS
CURRENT ASSETS
Cash	$50	$1,048
Inventory	213,477	238,016
TOTAL CURRENT ASSETS	213,527	239,064

FIXED ASSETS (net of Depreciation)	25,681	27,620
TOTAL ASSETS	$239,208	$266,684

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$514,602	$540,217
Notes payable	533,191	482,896
Convertible Notes Payable	859,047	886,547
TOTAL CURRENT LIABILITIES	1,906,840	1,909,660
TOTAL LIABILITIES	$1,906,840	$1,909,660

STOCKHOLDERS’ DEFICIENCY
Preferred Stock – Par Value of $0.001; 25,000,000 shares authorized; 1,000,000 shares issued and outstanding as of June 30, 2023 and December 31, 2022	1,000	1,000
Common Stock - Par Value of $0.001; 500,000,000 shares authorized; 54,580,518 and 52,420,387 shares issued and outstanding as of June 30, 2023 and December 31, 2022	54,581	52,421
Additional paid-in capital	1,497,989	1,359,249
Accumulated deficit	(3,221,202)	(3,055,646)
TOTAL STOCKHOLDERS’ DEFICIENCY	(1,667,632)	(1,642,976)
TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIENCY	$239,208	$266,684

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SENTIENT BRANDS HOLDINGS INC.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended June 30		Six months ended June 30
	2023	2022	2023	2022

Sales	$—	$142	$150	$553
Cost of sales	3,600	4,214	7,830	4,323

Gross profit (loss)	(3,600)	(4,072)	(7,680)	(3,770)

Operating expenses:
Advertising and marketing	453	6,865	988	38,613
General and administrative	21,763	12,303	26,487	19,887
Legal and professional	22,000	215,399	47,900	311,039
Management fees	—	15,000	—	69,000

TOTAL OPERATING EXPENSES	44,216	249,567	75,375	438,539

LOSS FROM OPERATIONS	(47,816)	(253,639)	(83,055)	(442,309)

Other Income (Expenses)
Interest expense	(41,895)	(40,871)	(82,501)	(70,032)

NET LOSS	$(89,711)	$(294,510)	$(165,556)	$(512,341)

NET LOSS PER COMMON SHARE – BASIC AND DILUTED	$(0.002)	$(0.006)	$(0.003)	$(0.010)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	54,580,518	51,920,387	54,520,846	51,920,387

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENTIENT BRANDS HOLDINGS INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY

June 30, 2023	Common Stock		Preferred Stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance - December 31, 2022	52,420,387	$52,421	1,000,000	$1,000	$1,359,249	$(3,055,646)	$(1,642,976)
Common stock issued in payment of past services	1,660,131	1,660			125,340		127,000
Common stock issued for services	500,000	500			13,400		13,900
Net loss for the three months		—		—	—	(75,845)	(75,845)
Balances March 31, 2023	54,580,518	$54,581	1,000,000	$1,000	$1,497,989	$(3,131,491)	$(1,577,921)
Net loss for the three months		-		-	-	(89,711)	(89,711)
Balances June 30, 2023	54,580,518	$54,581	1,000,000	$1,000	$1,497,989	$(3,221,202)	$(1,667,632)

June 30, 2022	Common Stock		Preferred Stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance December 31, 2021	51,920,387	$51,921	1,000,000	$1,000	1,333,567	(2,320,909)	(934,421)
Net loss for the three months		—		—	—	(217,831)	(217,831)
Balances March 31, 2022	51,920,387	$51,921	1,000,000	$1,000	$1,333,567	$(2,538,740)	$(1,152,252)
Net loss for the three months		-		-	-	(294,510)	(294,510)
Balances June 30, 2022	51,920,387	$51,921	1,000,000	$1,000	$1,333,567	$(2,833,250)	$(1,446,762)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENTIENT BRANDS HOLDINGS INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the six months ended
	June 30,
	2023	2022
OPERATING ACTIVITIES:
Net loss	$(165,556)		$(512,342)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation Expenses	1,939		4,855
Common stock issued in payment of past services	127,000
Common stock issued for services	13,900
Changes in operating assets and liabilities:
Inventory	24,539		14,314
Accounts payable and accrued expenses	(25,615)		219,414
NET CASH USED IN OPERATING ACTIVITIES	(23,793)		(273,759)
INVESTMENT ACTIVITIES:
Purchase of office equipment	—		—
NET CASH USED IN INVESTMENT ACTIVITIES	—		—
FINANCING ACTIVITIES:
Proceeds (Payment) of loan payable	—		—
Proceeds from short term loan	22,795		177,784
Net proceeds from issuance of common stock	—		—
NET CASH PROVIDED BY FINANCING ACTIVITIES	22,795		177,784
INCREASE (DECREASE) IN CASH	(998)		(95,975)

CASH-BEGINNING OF PERIOD	1,048		96,198
CASH-END OF PERIOD	$50		$223
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$—		$21,052
Taxes	$—	$

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENTIENT BRANDS HOLDINGS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023

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

As reflected in the accompanying unaudited consolidated financial statements, the Company had an accumulated deficit of $3,221,202 at June 30, 2023, and had a net loss of $165,556 and net cash flow used in operating activities of $23,793 for the six months ended June 30, 2023, respectively. The Company has a limited operating history, and its continued growth is dependent upon the continuation of selling its products; hence generating revenues and obtaining additional financing to fund future obligations and pay liabilities arising from normal business operations. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital, implement its business plan, and generate significant revenues. There are no assurances that the Company will be successful in its efforts to generate significant revenues, maintain sufficient cash balance or report profitable operations or to continue as a going concern. The Company plans on raising capital through the sale of equity or debt instruments to implement its business plan. However, there is no assurance these plans will be realized and that any additional financings will be available to the Company on satisfactory terms and conditions, if any.

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

Revenue Recognition

During the six months ended June 30, 2023 and 2022, our revenue recognition policy was in accordance with ASC 606, “Revenue from Contracts with Customers”, which requires the recognition of sales following five steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or as) the entity satisfies a performance obligation.

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

During the six months ended June 30, 2023, and 2022, there were no stock based awards issued or outstanding.

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

As of June 30, 2023 and December 31, 2022, Company product inventories valued at approximately $213,477 and $238,016, respectively were primarily contained in our storage and fulfilment center located in Fairfield, NJ.

NOTE 4. CONVERTIBLE NOTES PAYABLE

Since the change of control of the Company in May 2018, the Company received advances from Pure Energy 714 LLC, an unaffiliated entity, totaling $240,803. On March 15, 2019, specific terms were reached on $70,757 of the advances pursuant to an unsecured convertible promissory note entered into between the Company and Pure Energy 714 LLC, the terms call for repayment of the advances including interest on any unconverted principal amount at a rate of 4% per annum and a repayment date on or before August 15, 2022. Additional terms include a voluntary conversion option, pursuant to which Pure Energy 714 LLC may convert any outstanding balance at $0.05 per share into shares of common stock. On January 3, 2020, specific terms were reached on the remaining $170,046 of the advances pursuant to an unsecured demand note. See Note 6. Accrued interest on this note totaled $12,029 and $10,614 at June 30, 2023 and December 31, 2022, respectively. The lender agreed to extend the maturity date of the loan to October 14, 2023.

On December 2, 2020, we issued a promissory note to an accredited investor in consideration for $50,000 with interest at the rate of 10% per annum from the issue date, and also issued to the accredited investor a common stock purchase warrant (the “Warrant”) to acquire 400,000 shares of common stock. The Warrant is exercisable for a period of five years at an exercise price of $0.10. This note will mature on the earlier of (i) closing of the next equity financing of at least $1,000,000 or (ii) September 2, 2021 (maturity date). The holder, at its sole election, may convert the interest accrued on this note into shares of stock of the company at $0.20 per share. On November 29, 2021, the Company repaid principal totaling $27,500, reducing the Note balance to $22,500. Accrued interest for this note as of June 30, 2023 and December 31, 2022 were $4,125 and $3,000 respectively.

On December 3, 2020, we issued a convertible debenture to an accredited investor in consideration for $50,000 with interest at the rate of 10% per annum from the issue date, and also issued to the accredited investor a common stock purchase warrant (the “Warrant”) to acquire 400,000 shares of common stock. The Warrant is exercisable for a period of five years at an exercise price of $0.10. This debenture is convertible at the election of the holder into shares of common stock at the price per share equal to 120% of the market price of the Company’s listed common stock on the date of such conversion. Accrued interest for this note as of June 30, 2023 and December 31, 2022 were $12,917 and $10,417 respectively.

On April 27, 2021 (the “Issuance Date”), the Company entered into a Securities Purchase Agreement with an accredited investor (the “April 2021 Investor”) providing for the sale by the Company to the April 2021 Investor of a 10% Senior Secured Convertible Promissory Note in the principal amount of $315,789 (the “April 2021 Note”, and the “Financing”). The principal amount of the April 2021 Note includes an Original Issue Discount of $15,789, resulting in $300,000 in total proceeds received by the Company in the Financing. The April 2021 Note is convertible at the option of the April 2021 Investor into shares of common stock of the Company at $0.40 per share. In addition to the April 2021 Note, the April 2021 Investor also received 250,000 shares of common stock of the Company (the “Commitment Shares”), and a common share purchase warrant (the “April 2021 Warrant”, and together with the April 2021 Note and the Commitment Shares, the “Securities”) to acquire 500,000 shares of common stock of the Company. The April 2021 Warrant is exercisable for five years at an exercise price of $0.60. During the year the company paid monthly interest totaling $21,052. Principal balance as of March 31, 2023 and December 31, 2022 remains at $315,789. The Original Issue discount was being amortized over the term of the loan of 18 months and was fully during the year ended December 31, 2022. On March 23, 2023, the Company and the April 2021 Investor entered into an extension agreement pursuant to which the parties agreed to extend the maturity date of the August 21, 2023. Accrued interest for this note as of June 30, 2023 and December 31, 2022 were $60,526 and $44,736 respectively.

On November 18, 2021 (the “Issuance Date”), the Company entered into a Securities Purchase Agreement with an accredited investor (the “November 2021 Investor”) providing for the sale by the Company to the November 2021 Investor of a 10% Senior Secured Convertible Promissory Note in the principal amount of $400,000 (the “November 2021 Note”, and, the “Financing”), to be paid by the November 2021 Investor to the Company in two tranches (each, a “Tranche”). The first Tranche consists of a payment by the November 2021 Investor to the Company on the Issue Date of $200,000, from which the November 2021 Investor retained $5,000 to cover its legal fees. A second Tranche consisting of $200,000 was paid in December 2021, resulting in $395,000 in total proceeds to be received by the Company in the Financing. In addition to the November 2021 Note, the November 2021 Investor also received a common share purchase warrant (the “November 2021 Warrant”, and together with the November 2021 Note, the “Securities”) to acquire 666,667 shares of common stock of the Company. The November 2021 Warrant is exercisable for five years at an exercise price of $0.45. The closing of the Financing in the amount of $400,000 occurred on December 16, 2021. The maturity date (“Maturity Date”) for each Tranche is at the end of the period that begins from the date each Tranche is paid and ends 12 months thereafter, and interest associated with the November 2021 Note is 10% per annum. On March 23, 2023, the Company and the November 2021 Investor entered into an extension agreement pursuant to which the parties agreed to extend the maturity date of the August 21, 2023. Accrued interest for this note as of June 30, 2023 and December 31, 2022 were $74,033 and $54,033 respectively.

NOTE 5. NOTES PAYABLE

On January 3, 2020, specific terms were reached between the Company and Pure Energy 714 LLC on the remaining $170,046 of prior advances made to the Company (See Note 5) pursuant to an unsecured demand note entered into between the Company and Pure Energy 714 LLC. The terms call for repayment of the advances including interest on any unconverted principal amount at a rate of 12% per annum and a repayment date on or before June 3, 2021, at the rate of 12% per annum. If the demand note is unpaid by June 3, 2021, default interest of 3% monthly will apply. On January 17, 2020, the Company repaid $20,000 of the principal outstanding reducing the note balance to $150,046. An additional $10,000 was received on March 16, 2021, but subsequently returned in April 20, 2021. Accrued interest on this note totaled $63,019 and $54,017 at June 30, 2023 and December 31, 2022, respectively. The lender agreed to extend the maturity date of the loan to October 7, 2023.

During 2021, 2022 and the first six months of 2023, the Company received proceeds from various loans from Adriatic Advisors LLC. At June 30, 2023 and December 31, 2022, the Company had $383,171 and $332,825 due to Adriatic Advisors LLC, respectively. The notes mature on the earlier of (i) the closing of the Company’s next equity financing, or (ii) six months after the date of issue. At the note holder’s sole election on the maturity date, the note holder may convert the interest accrued on the note into shares of common stock of the Company at $0.05 per share. The lender has agreed to extend the maturity dates of any overdue Notes to after August 31, 2023. Accrued interest on these notes totaled $74,068 and $41,411 at June 30, 2023 and December 31, 2022, respectively.

.NOTE 6. STOCKHOLDERS’ (DEFICIENCY)

Preferred stock

The Company is authorized to issue 25,000,000 shares of Preferred Stock, par value $.001 per share. As of June 30, 2023 and December 31, 2022, 1,000,000 shares of Series B Preferred Stock were issued and outstanding.

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

Common stock

The Company is authorized to issue 500,000,000 shares of Common Stock, par value $0.001 per share. On January 29, 2021, the Company, merged with and into its wholly owned subsidiary, Sentient Brands Holdings Inc., a Nevada corporation, pursuant to an Agreement and Plan of Merger between Sentient Brands Holdings Inc., a California corporation, and Sentient Brands Holdings Inc., a Nevada corporation. Sentient Brands Holdings Inc., a Nevada corporation, continued as the surviving entity of the migratory merger. Pursuant to the migratory merger, the Company changed its state of incorporation from California to Nevada and each share of its common stock converted into one share of common stock of the surviving entity in the migratory merger. No dissenters’ rights were exercised by any of the Company’s stockholders in connection with the migratory merger.

On January 5, 2023, the Company issued 771,242 restricted shares of its common stock George Furlan, the Company’s Chief Operating Officer, in full and final settlement of an amount due of $59,000 under Mr. Furlan’s previous employment agreement.

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

There were no other issuances of common stock during the six months ended June 30, 2023.

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

NOTE 7. COMMITMENTS AND CONTINGENCIES

On December 26, 2019, the Company entered into an Employment Agreement (the “Furlan Agreement”) with George Furlan pursuant to which Mr. Furlan was appointed as the Company’s Chief Executive Officer. The Furlan Agreement provided for a base salary of $60,000 per year. The Furlan Agreement also contained an annual bonus based on the amount of revenue generated by the Company from the sale of certain products. The Furlan Agreement had a term of three years from the effective date. Pursuant to the Furlan Agreement, the Company and Mr. Furlan also entered into a into a Restricted Stock Agreement to purchase 718,403 shares of the Company’s Common Stock. The Furlan Agreement expired in December 2022 and was not renewed. On January 5, 2023, the Company issued to Mr. Furlan 771,242 restricted shares of its common stock in full and final settlement of the remaining amount due under the Furlan Agreement of $59,000. Mr. Furlan has not entered into a new employment agreement with the Company since the expiration of the Furlan Agreement. Mr. Furlan continues to serve as the Company’s Chief Operating Officer.

On January 8, 2020, the Company entered into an Executive Consulting Agreement (the “Mansour Agreement”) with James Mansour pursuant to which Mr. Mansour was appointed as an Executive Consultant. In addition, on February 14, 2020, the Company appointed James Mansour as its Chief Marketing Officer. The Mansour Agreement provided for a base salary of $60,000 per year. The Mansour Agreement had a term of three years from the effective date. Pursuant to the Mansour Agreement, the Company and Mr. Mansour also entered into a into a Restricted Stock Agreement (the “RSPA”) to purchase 718,403 shares of the Company’s Common Stock. The Mansour Agreement expired in January 2023 and was not renewed. On June 3, 2022, Mr. Mansour and the Company mutually terminated the Mansour Agreement (the “Mansour Agreement Termination”). As of the date of the Mansour Agreement Termination, the Company accrued Mr. Mansour’s unpaid fees under the Mansour Agreement totaling $85,000 (the “Outstanding Amount”). The Outstanding Amount is included in “accounts payable and accrued expenses” on the balance sheet at December 31, 2022. In addition, as a result of and in connection with the Mansour Agreement Termination, pursuant to the terms of the RSPA, no unvested shares of common stock vested to Mr. Mansour subsequent to the Mansour Agreement Termination. Accordingly, any vesting of shares of common stock pursuant to the RSPA ceased as of the date of the Mansour Agreement Termination, resulting in the total number of shares of common stock vested to Mr. Mansour of 628,598 as of the date of the Mansour Agreement Termination. On November 21, 2022, the Board of Directors of the Company terminated James Mansour as the Chief Marketing Officer of the Company. Mr. Mansour is no longer employed or engaged by the Company.

NOTE 8. SUBSEQUENT EVENTS

Through August 18, 2023, the Company received short term loans (collectively, the “Loans”) from an accredited investor in the aggregate amount of $12,400. The maturity date of each Loan is at the end of the period that begins on the date each Loan was made and ends six months thereafter, and interest on each of the Loans is 18% per annum.

The Company has evaluated subsequent events for recognition and disclosure through August 21, 2023, which is the date the financial statements were available to be issued. No other matters were identified affecting the accompanying financial statements and related disclosures.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition of Sentient Brands Holdings Inc. for the three and six months ended June 30, 2023 and 2022 should be read in conjunction with the Sentient Brands Holdings Inc. unaudited condensed consolidated financial statements and the notes thereto contained elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors, Special Note Regarding Forward-Looking Statements and Business sections in our Form 10-K as filed with the Securities and Exchange Commission on April 17, 2023. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

Oeuvre Target Market

Oeuvre is our luxury segment product line. With Oeuvre, we are targeting a large and influential consumer class of individuals that are “HENRYs” – High-Earners-Not-Rich-Yet. They have discretionary income and are highly likely to be wealthy in the future. HENRYs earn between $100,000 and $250,000 annually. They are digitally fluent, love online shopping online, and are big discretionary spenders. Therefore, ouvreskincare.com offers inclusive, aspirational affordable luxury products positioned for them.

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

RESULTS OF OPERATIONS

Comparison of Results of Operations for the three months ended June 30, 2023 and 2022

Revenue

During the three months ending June 30, 2023 and 2022, we generated minimal revenue due to the Company’s reorganization and focus on the development of our new product lines and related marketing preparations.

Operating Expenses

For the three months ended June 30, 2023, and 2022, operating expenses consisted of the following:

	2023	2022
Advertising and Marketing	453	6,865
General and Administrative	21,763	12,303
Legal and Professional	22,000	215,399
Management Fees	—	15,000
Interest Expense	41,895	40,871
TOTAL OPERATING EXPENSES	86,111	290,438

●

Our advertising and marketing costs mainly include consulting fees for branding, social media and creation of marketing materials for our brand. Advertising and marketing expenses were not significant for the first three months of 2023 and 2022 as the Company has cut its spending on advertising and marketing while it pursues its strategy of a merger. Total cost for advertising and marketing for the three months ended June 30, 2023 totaled $453 compared to $6,685 for the same period of 2022.

General and administrative fees totaled $21,763 for the three months ended June 30, 2023 representing an increase of $9,460 compared to the total of $12,303 for the three months ended June 30, 2022. The increase is attributable to warehouse costs for our inventory, costs associated with our SEC filings and travel costs as we look to merge with another company. These increases were offset by vendor credits taken during the period.

●	Legal and professional fees primarily consisted of accounting fees, legal service fees, consulting fees, investor relations and other fees incurred for service related to being a public company. For the three months ended June 30, 2023, professional fees totaled $22,000 which is a decrease of $193,399 compared to total expense of $215,399 for the three months ended June 30, 2022. The decrease is attributed to the Company’s austerity measures implemented during the second half of 2022. Professional fees are mainly for legal, accounting and audit fees.

●

Our management fees are comprised mainly of salaries paid to our management staff. No fees were recognized for the three months ended June 30, 2023 as the management team waived any fees until the Company either merges with another company or develops a robust revenue stream. During the three months period ending June 30, 2022, management fees totaled $15,000.

Interest expense is related to our convertible and other notes payable. During the three months ending June 30, 2023, interest expense increased by $1,024 compared to the same period in 2022 due to increased borrowings to fund the operation.

Loss from Operations

The Company’s operating loss for the three-month period ended June 30, 2023, and 2022 was $44,216 and $249,567, respectively. The decreased in operating loss of $205,351 was primarily attributed to the Company’s austerity measures implemented during the second half of 2022.

Income Taxes

We did not have any income taxes expense for the three months ended June 30, 2023 and 2022.

Net Loss

Our net loss for the three months period ended June 30, 2023 and 2022 was $89,711 and $294,510, respectively.

Comparison of Results of Operations for the six months ended June 30, 2023 and 2022

Revenue

During the six months ending June 30, 2023 and 2022, we generated minimal revenue due to the Company’s reorganization and focus on the development of our new product lines and related marketing preparations.

Operating Expenses

For the six months ended June 30, 2023, and 2022, operating expenses consisted of the following:

	2023	2022
Advertising and Marketing	988	38,613
General and Administrative	26,487	19,887
Legal and Professional	47,900	311,039
Management Fees	—	69,000
Interest Expense	82,501	70,032
TOTAL OPERATING EXPENSES	157,876	508,571

●

Our advertising and marketing costs mainly include consulting fees for branding, social media and creation of marketing materials for our brand. The decrease in costs of $37,625, during the six months period ending June 30, 2023 compared to the six months ended June 30, 2022 was attributable to the austerity measures implemented by the Company during the second half of 2022 as the Company focused its attention toward an M&A strategy. For the first six months of 2022, the expenses related to consulting fees for branding and marketing materials of $10,500, product samples for promotions of $14,205, Social Media advertisement of $4,542 and trade show cost of $9,000.

General and administrative fees totaled $26,487 for the six months ended June 30, 2023 representing an increase of $6,600 compared to the total of $19,887 for the six months ended June 30, 2022. The increase during the six months period ending June 30, 2023 compared to the six months ended June 30, 2022 was attributable to warehousing costs for our inventory offset by the austerity measures implemented by the Company during the second half of 2022 as the Company focused its attention toward an M&A strategy.

●	Legal and professional fees primarily consisted of accounting fees, legal service fees, consulting fees, investor relations and other fees incurred for service related to being a public company. For the six months ended June 30, 2023, professional fees totaled $47,900 which is a decrease of $263,139 compared to total expense of $311,039 for the six months ended June 30, 2022. The decrease is attributed to the Company’s austerity measures implemented during the second half of 2022. Professional fees for 2023 are mainly for legal, accounting and audit fees.

●

Our management fees are comprised mainly of salaries paid to our management staff. No fees were recognized for the first six months of 2023 as the management team waived any fees until the Company either merges with another company or develops a robust revenue stream. During the six months period ending June 30, 2022, management fees totaled $69,000.

Interest expense is related to our convertible and other notes payable. During the six months ending June 30, 2023, interest expense increased by $12,469 compared to the same period in 2022 due to increased borrowings to fund the operation.

Loss from Operations

The Company’s operating loss for the six-month period ended June 30, 2023, and 2022 was $83,055 and $442,309, respectively. The decreased in operating loss of $359,254 was primarily attributed to the Company’s austerity measures implemented during the second half of 2022.

Income Taxes

We did not have any income taxes expense for the six months ended June 30, 2023 and 2022.

Net Loss

Our net loss for the six months period ended June 30, 2023 and 2022 was $165,556 and $512,341, respectively.

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

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At June 30, 2023, we had a cash balance of $50. These funds are kept in financial institutions located in United States.

As of June 30, 2023, we had total current assets of $213,527, consisting of $50 in cash and $213,477 in inventory. Our total current liabilities as of June 30, 2023 were $1,906,840. We had a working capital deficit of $1,693,313 as of June 30, 2023.

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

Cash Flows from Operating Activities

Operating activities used $23,793 in cash for the six months ended June 30, 2023, compared with cash used of $273,759 for the six months ended June 30, 2022. Our negative operating cash flow for the six months ended June 30, 2023, was largely the result of our net loss of $165,556 offset by non cash depreciation of $1,939 and other noncash activity totaling $140,900. Accounts payable and accrued expenses decreased by $25,615. Our negative operating cash flow of $273,759 for the six months ended June 30, 2022, was largely the result of the result our net loss of $512,341 offset by non cash depreciation and amortization expense of $4,855, a decrease in inventory of $14,314 and increase in accrued expenses and payables $219,414.

Cash Flows from Financing Activities

There were no cash flow from investment activities for the six months ended June 30, 2023 and 2022.

Cash Flows from Financing Activities

Net cash flows provided by financing activities during the six months ended June 30, 2023, amounted to $22,795 compared with cash flows provided by financing activities of $177,784 for the six months ended June 30, 2022. Our positive cash flows for the six months ended June 30, 2023 and 2022, consisted of proceeds from short term loans payable.

Going Concern

As of June 30, 2023, we have an accumulated deficit of $3,221,202. Our ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and our ability to achieve and maintain profitable operations. While we are expanding our best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations. These conditions raise substantial doubt about our ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of March 31, 2023, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2023, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described below.

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

Remediation Plan to Address the Material Weaknesses in Internal Control over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Management identified the following three material weaknesses that have caused management to conclude that, as of June 30, 2022, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

1.	We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act as of the period ending June 30, 2023. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.
2.	We do not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.
3.	Effective controls over the control environment were not maintained. Specifically, a formally adopted written code of business conduct and ethics that governs our employees, officers, and directors was not in place. Additionally, management has not developed and effectively communicated to employees its accounting policies and procedures. This has resulted in inconsistent practices. Further, our Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the year ended December 31, 2022, the Company issued a series of 18% Promissory Notes (collectively, the “Notes”) in the aggregate principal amount of $275,600 to an accredited investor (the “Accredited Investor” and the “Holder”). The Notes mature on the earlier of (i) the closing of the Company’s next equity financing, or (ii) six months after their respective issuance dates. At the Holder’s sole election on the respective maturity dates of the Notes, the Holder may convert the interest accrued on the Notes into shares of common stock of the Company at $0.05 per share. In May 2023, the Accredited Investor agreed to extend the respective maturity dates of any overdue Notes until after August 21, 2023.

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

SENTIENT BRANDS HOLDINGS INC.

Date: August 21, 2023	By:	/s/ Dante Jones
Dante Jones
Interim Chief Executive Officer, Interim President and Director (Principal Executive Officer)

Date: August 21, 2023	By:	/s/ Dante Jones
Dante Jones
Interim Chief Financial Officer (Principal Financial and Accounting Officer)