Form 10-Q
period 2023-09-30
SENTIENT BRANDS HOLDINGS INC.
filed 2023-11-20
CIK 1358633

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 14, 2023, 55,340,518 shares of common stock, par value $0.001 per share, were issued and outstanding.

SENTIENT BRANDS HOLDINGS INC.

FORM 10-Q

September 30, 2023

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

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

SENTIENT BRANDS HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2023	December 31, 2022
	Unaudited
ASSETS
CURRENT ASSETS
Cash	$1,049	$1,048
Inventory	213,477	238,016
TOTAL CURRENT ASSETS	214,526	239,064

FIXED ASSETS (net of Depreciation)	24,711	27,620
TOTAL ASSETS	$239,237	$266,684

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$553,706	$540,217
Notes payable	533,191	482,896
Convertible Notes Payable	859,047	886,547
TOTAL CURRENT LIABILITIES	1,945,944	1,909,660
TOTAL LIABILITIES	$1,945,944	$1,909,660

STOCKHOLDERS’ DEFICIENCY
Preferred Stock – Par Value of $0.001; 25,000,000 shares authorized; 1,000,000 shares issued and outstanding as of September 30, 2023 and December 31, 2022	1,000	1,000
Common Stock - Par Value of $0.001; 500,000,000 shares authorized; 55,340,518 and 52,420,387 shares issued and outstanding as of September 30, 2023 and December 31, 2022	55,341	52,421
Additional paid-in capital	1,535,229	1,359,249
Accumulated deficit	(3,298,277)	(3,055,646)
TOTAL STOCKHOLDERS’ DEFICIENCY	(1,706,707)	(1,642,976)
TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIENCY	$239,237	$266,684

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SENTIENT BRANDS HOLDINGS INC.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended September 30		Nine months ended September 30
	2023	2022	2023	2022

Sales	$—	$—	$150	$553
Cost of sales	—	—	50	4,323

Gross profit (loss)		—	100	(3,770)

Operating expenses:
Advertising and marketing	69	4,462	1,056	43,075
General and administrative	2,430	4,984	52,698	24,871
Legal and professional	32,417	32,816	64,318	343,855
Management fees	—	—	—	69,000

TOTAL OPERATING EXPENSES	34,916	42,262	118,072	480,801

LOSS FROM OPERATIONS	(34,916)	(42,262)	(117,972)	(484,571)

Other Income (Expenses)
Interest expense	(42,158)	(43,066)	(124,659)	(113,098)

NET LOSS	$(77,074)	$(85,328)	$(242,631)	$(597,669)

NET LOSS PER COMMON SHARE – BASIC AND DILUTED	$(0.001)	$(0.002)	$(0.004)	$(0.011)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	54,698,779	52,149,735	54,560,699	51,997,676

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENTIENT BRANDS HOLDINGS INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY

September 30, 2023	Common Stock		Preferred Stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance - December 31, 2022	52,420,387	$52,421	1,000,000	$1,000	$1,359,249	$(3,055,646)	$(1,642,976)
Common stock issued in payment of past services	1,660,131	1,660			125,340		127,000
Common stock issued for services	500,000	500			13,400		13,900
Net loss for the three months		—		—	—	(75,845)	(75,845)
Balances March 31, 2023	54,580,518	$54,581	1,000,000	$1,000	$1,497,989	$(3,131,491)	$(1,577,921)
Net loss for the three months		—		—	—	(89,712)	(89,711)
Balances June 30, 2023	54,580,518	$54,581	1,000,000	$1,000	$1,497,989	$(3,221,203)	$(1,667,632)
Sale of common stock	760,000	760			37,240		38,000
Net loss for the three months						(77,074)	(77,074)
Balances September 30, 2023	55,340,518	$55,341	1,000,000	$1,000	$1,535,229	$(3,298,277)	$(1,706,707)

September 30, 2022	Common Stock		Preferred Stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance December 31, 2021	51,920,387	$51,921	1,000,000	$1,000	1,333,567	(2,320,909)	(934,421)
Net loss for the three months		—		—	—	(217,831)	(217,831)
Balances March 31, 2022	51,920,387	$51,921	1,000,000	$1,000	$1,333,567	$(2,538,740)	$(1,152,252)
Net loss for the three months		—		—	—	(294,510)	(294,510)
Balances June 30, 2022	51,920,387	$51,921	1,000,000	$1,000	$1,333,567	$(2,833,250)	$(1,446,762)
Common stock issued for services	500,000	500			25,682		26,182
Net loss for the three months		—		—	—	(85,328)	(85,328)
Balances September 30, 2022	52,420,387	$52,421	1,000,000	$1,000	$1,359,249	$(2,918,578)	$(1,505,908)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENTIENT BRANDS HOLDINGS INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the nine months ended
	September 30,
	2023	2022
OPERATING ACTIVITIES:
Net loss	$(242,631)		$(597,669)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation Expenses	2,909		3,192
Common stock issued in payment of past services	127,000		—
Common stock issued for services	13,900		26,182
Changes in operating assets and liabilities:
Inventory	24,539		20,765
Accounts payable and accrued expenses	13,489		259,716
NET CASH USED IN OPERATING ACTIVITIES	(60,794)		(287,814)
INVESTMENT ACTIVITIES:
Purchase of office equipment	—		—
NET CASH USED IN INVESTMENT ACTIVITIES	—		—
FINANCING ACTIVITIES:
Proceeds (Payment) of loan payable	—		—
Net proceeds from promissory notes	22,795		192,924
Net proceeds from issuance of common stock	38,000		—
NET CASH PROVIDED BY FINANCING ACTIVITIES	60,795		192,924
INCREASE (DECREASE) IN CASH	1		(94,890)

CASH-BEGINNING OF PERIOD	1,048		96,198
CASH-END OF PERIOD	$1,049		$1,308
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$—		$21,052
Taxes	$—	$

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENTIENT BRANDS HOLDINGS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023

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

As reflected in the accompanying unaudited consolidated financial statements, the Company had an accumulated deficit of $3,298,277 at September 30, 2023, and had a net loss of $242,631 and net cash flow used in operating activities of $60,794 for the nine months ended September 30, 2023, respectively. The Company has a limited operating history, and its continued growth is dependent upon the continuation of selling its products; hence generating revenues and obtaining additional financing to fund future obligations and pay liabilities arising from normal business operations. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital, implement its business plan, and generate significant revenues. There are no assurances that the Company will be successful in its efforts to generate significant revenues, maintain sufficient cash balance or report profitable operations or to continue as a going concern. The Company plans on raising capital through the sale of equity or debt instruments to implement its business plan. However, there is no assurance these plans will be realized and that any additional financings will be available to the Company on satisfactory terms and conditions, if any.

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

Revenue Recognition

During the nine months ended September 30, 2023 and 2022, our revenue recognition policy was in accordance with ASC 606, “Revenue from Contracts with Customers”, which requires the recognition of sales following five steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or as) the entity satisfies a performance obligation.

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

During the nine months ended September 30, 2023, and 2022, there were no stock based awards issued or outstanding.

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

As of September 30, 2023 and December 31, 2022, Company product inventories valued at approximately $213,477 and $238,016, respectively were primarily contained in our storage and fulfilment center located in Fairfield, NJ.

NOTE 4. CONVERTIBLE NOTES PAYABLE

Since the change of control of the Company in May 2018, the Company received advances from Pure Energy 714 LLC, an unaffiliated entity, totaling $240,803. On March 15, 2019, specific terms were reached on $70,757 of the advances pursuant to an unsecured convertible promissory note entered into between the Company and Pure Energy 714 LLC, the terms call for repayment of the advances including interest on any unconverted principal amount at a rate of 4% per annum and a repayment date on or before August 15, 2022. Additional terms include a voluntary conversion option, pursuant to which Pure Energy 714 LLC may convert any outstanding balance at $0.05 per share into shares of common stock. On January 3, 2020, specific terms were reached on the remaining $170,046 of the advances pursuant to an unsecured demand note. See Note 6. Accrued interest on this note totaled $12,736 and $10,614 at September 30, 2023 and December 31, 2022, respectively. The lender agreed to extend the maturity date of the loan to October 14, 2023.

On December 2, 2020, we issued a promissory note to an accredited investor in consideration for $50,000 with interest at the rate of 10% per annum from the issue date, and also issued to the accredited investor a common stock purchase warrant (the “Warrant”) to acquire 400,000 shares of common stock. The Warrant is exercisable for a period of five years at an exercise price of $0.10. This note will mature on the earlier of (i) closing of the next equity financing of at least $1,000,000 or (ii) September 2, 2021 (maturity date). The holder, at its sole election, may convert the interest accrued on this note into shares of stock of the company at $0.20 per share. On November 29, 2021, the Company repaid principal totaling $27,500, reducing the Note balance to $22,500. Accrued interest for this note as of September 30, 2023 and December 31, 2022 were $8,354 and $6,667 respectively.

On December 3, 2020, we issued a convertible debenture to an accredited investor in consideration for $50,000 with interest at the rate of 10% per annum from the issue date, and also issued to the accredited investor a common stock purchase warrant (the “Warrant”) to acquire 400,000 shares of common stock. The Warrant is exercisable for a period of five years at an exercise price of $0.10. This debenture is convertible at the election of the holder into shares of common stock at the price per share equal to 120% of the market price of the Company’s listed common stock on the date of such conversion. Accrued interest for this note as of September 30, 2023 and December 31, 2022 were $14,167 and $10,417 respectively.

On April 27, 2021 (the “Issuance Date”), the Company entered into a Securities Purchase Agreement with an accredited investor (the “April 2021 Investor”) providing for the sale by the Company to the April 2021 Investor of a 10% Senior Secured Convertible Promissory Note in the principal amount of $315,789 (the “April 2021 Note”, and the “Financing”). The principal amount of the April 2021 Note includes an Original Issue Discount of $15,789, resulting in $300,000 in total proceeds received by the Company in the Financing. The April 2021 Note is convertible at the option of the April 2021 Investor into shares of common stock of the Company at $0.40 per share. In addition to the April 2021 Note, the April 2021 Investor also received 250,000 shares of common stock of the Company (the “Commitment Shares”), and a common share purchase warrant (the “April 2021 Warrant”, and together with the April 2021 Note and the Commitment Shares, the “Securities”) to acquire 500,000 shares of common stock of the Company. The April 2021 Warrant is exercisable for five years at an exercise price of $0.60. During the year ended December 31, 2022 the company paid monthly interest totaling $21,052. Principal balance as of September 30, 2023 and December 31, 2022 remains at $315,789. The Original Issue discount was being amortized over the term of the loan of 18 months and was fully during the year ended December 31, 2022. On March 23, 2023, the Company and the April 2021 Investor entered into an extension agreement pursuant to which the parties agreed to extend the maturity date of the August 21, 2023. Accrued interest for this note as of September 30, 2023 and December 31, 2022 were $68,420 and $44,736 respectively.

On November 18, 2021 (the “Issuance Date”), the Company entered into a Securities Purchase Agreement with an accredited investor (the “November 2021 Investor”) providing for the sale by the Company to the November 2021 Investor of a 10% Senior Secured Convertible Promissory Note in the principal amount of $400,000 (the “November 2021 Note”, and, the “Financing”), to be paid by the November 2021 Investor to the Company in two tranches (each, a “Tranche”). The first Tranche consists of a payment by the November 2021 Investor to the Company on the Issue Date of $200,000, from which the November 2021 Investor retained $5,000 to cover its legal fees. A second Tranche consisting of $200,000 was paid in December 2021, resulting in $395,000 in total proceeds to be received by the Company in the Financing. In addition to the November 2021 Note, the November 2021 Investor also received a common share purchase warrant (the “November 2021 Warrant”, and together with the November 2021 Note, the “Securities”) to acquire 666,667 shares of common stock of the Company. The November 2021 Warrant is exercisable for five years at an exercise price of $0.45. The closing of the Financing in the amount of $400,000 occurred on December 16, 2021. The maturity date (“Maturity Date”) for each Tranche is at the end of the period that begins from the date each Tranche is paid and ends 12 months thereafter, and interest associated with the November 2021 Note is 10% per annum. On March 23, 2023, the Company and the November 2021 Investor entered into an extension agreement pursuant to which the parties agreed to extend the maturity date of the August 21, 2023. Accrued interest for this note as of September 30, 2023 and December 31, 2022 were $84,033 and $54,033 respectively.

NOTE 5. NOTES PAYABLE

On January 3, 2020, specific terms were reached between the Company and Pure Energy 714 LLC on the remaining $170,046 of prior advances made to the Company (See Note 5) pursuant to an unsecured demand note entered into between the Company and Pure Energy 714 LLC. The terms call for repayment of the advances including interest on any unconverted principal amount at a rate of 12% per annum and a repayment date on or before June 3, 2021, at the rate of 12% per annum. If the demand note is unpaid by June 3, 2021, default interest of 3% monthly will apply. On January 17, 2020, the Company repaid $20,000 of the principal outstanding reducing the note balance to $150,046. An additional $10,000 was received on March 16, 2021, but subsequently returned in April 20, 2021. Accrued interest on this note totaled $67,521 and $54,017 at September 30, 2023 and December 31, 2022, respectively. The lender agreed to extend the maturity date of the loan to October 7, 2023.

During 2021, 2022 and the first nine months of 2023, the Company received proceeds from various loans from Adriatic Advisors LLC. At September 30, 2023 and December 31, 2022, the Company had $383,171 and $332,825 due to Adriatic Advisors LLC, respectively. The notes mature on the earlier of (i) the closing of the Company’s next equity financing, or (ii) six months after the date of issue. At the note holder’s sole election on the maturity date, the note holder may convert the interest accrued on the note into shares of common stock of the Company at $0.05 per share. The lender has agreed to extend the maturity dates of any overdue Notes to after November 30, 2023. Accrued interest on these notes totaled $91,311 and $41,411 at September 30, 2023 and December 31, 2022, respectively.

NOTE 6. STOCKHOLDERS’ (DEFICIENCY)

Preferred stock

The Company is authorized to issue 25,000,000 shares of Preferred Stock, par value $ .001 per share. As of September 30, 2023 and December 31, 2022, 1,000,000 shares of Series B Preferred Stock were issued and outstanding.

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

On August 9, 2023, the Company agreed to issue 160,000 restricted shares of its common stock to a qualified investor for proceeds of $8,000. The underlying shares were not issued prior to the end of the quarter but are listed as outstanding by the Company as of September 30, 2023.

On September 26, 2023, the Company agreed to issue 600,000 restricted shares of its common stock to a qualified investor for proceeds of $30,000. The underlying shares were not issued prior to the end of the quarter but are listed as outstanding by the Company as of September 30, 2023.

There were no other issuances of common stock during the nine months ended September 30, 2023.

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

On January 8, 2020, the Company entered into an Executive Consulting Agreement (the “Mansour Agreement”) with James Mansour pursuant to which Mr. Mansour was appointed as an Executive Consultant. In addition, on February 14, 2020, the Company appointed James Mansour as its Chief Marketing Officer. The Mansour Agreement provided for a base salary of $60,000 per year. The Mansour Agreement had a term of three years from the effective date. Pursuant to the Mansour Agreement, the Company and Mr. Mansour also entered into a Restricted Stock Agreement (the “RSPA”) to purchase 718,403 shares of the Company’s Common Stock. The Mansour Agreement expired in January 2023 and was not renewed. On June 3, 2022, Mr. Mansour and the Company mutually terminated the Mansour Agreement (the “Mansour Agreement Termination”). As of the date of the Mansour Agreement Termination, the Company accrued Mr. Mansour’s unpaid fees under the Mansour Agreement totaling $85,000 (the “Outstanding Amount”). The Outstanding Amount is included in “accounts payable and accrued expenses” on the balance sheet at December 31, 2022. In addition, as a result of and in connection with the Mansour Agreement Termination, pursuant to the terms of the RSPA, no unvested shares of common stock vested to Mr. Mansour subsequent to the Mansour Agreement Termination. Accordingly, any vesting of shares of common stock pursuant to the RSPA ceased as of the date of the Mansour Agreement Termination, resulting in the total number of shares of common stock vested to Mr. Mansour of 628,598 as of the date of the Mansour Agreement Termination. On November 21, 2022, the Board of Directors of the Company terminated James Mansour as the Chief Marketing Officer of the Company. Mr. Mansour is no longer employed or engaged by the Company.

On February 10, 2023, the Company entered into an agreement with a consultant for consulting services. The term of the agreement was for six months and was payable with 250,000 shares of the Company’s common stock which was valued at $3,750 on the date of the agreement. The agreement ended on August 10, 2023 and was renewed for an additional six months for 800,000 shares of the Company’s common stock valued at $32,000 on the date of the agreement. As of September 30, 2023, there were still four months left under the agreement representing $21,333 which is recorded as prepaid expenses on the balance sheet. Because the Company has not yet issued the shares, the unpaid amount is recorded in accounts payable and accrued expenses on the September 30, 2023 balance sheet.

NOTE 8. SUBSEQUENT EVENTS

The Company evaluates events that occur after the period’s end date through the date the financial statements are available to be issued. Accordingly, management has evaluated subsequent events through the date these financial statements are issued and has determined that no subsequent events require disclosure in these financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition of Sentient Brands Holdings Inc. for the three and nine months ended September 30, 2023 and 2022 should be read in conjunction with the Sentient Brands Holdings Inc. unaudited condensed consolidated financial statements and the notes thereto contained elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors, Special Note Regarding Forward-Looking Statements and Business sections in our Form 10-K as filed with the Securities and Exchange Commission on April 17, 2023. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

RESULTS OF OPERATIONS

Comparison of Results of Operations for the three months ended September 30, 2023 and 2022

Revenue

During the three months ending September 30, 2023 and 2022, we generated minimal revenue due to the Company’s reorganization and focus on the development of our new product lines and related marketing preparations.

Expenses

For the three months ended September 30, 2023, and 2022, expenses consisted of the following:

	2023	2022
Advertising and Marketing	69	4,462
General and Administrative	2,430	4,984
Legal and Professional	32,417	32,816
Management Fees	—	—
Interest Expense	42,158	43,066
TOTAL EXPENSES	77,074	85,328

●

Our advertising and marketing costs mainly include consulting fees for branding, social media and creation of marketing materials for our brand. Advertising and marketing expenses were not significant for the three months ended September 30, 2023 and 2022 as the Company has cut its spending on advertising and marketing while it pursues its strategy of a merger. Total cost for advertising and marketing for the three months ended September 30, 2023 totaled $69 compared to $4,462 for the same period of 2022.

General and administrative fees totaled $2,430 for the three months ended September 30, 2023 representing a decrease of $2,554 compared to the total of $4,984 for the three months ended September 30, 2022. The decrease is attributable to our reduced activities as we pursue our strategy of a merger.

●	Legal and professional fees primarily consisted of accounting fees, legal service fees, consulting fees, investor relations and other fees incurred for service related to being a public company. For the three months ended September 30, 2023, professional fees totaled $32,417 which is a decrease of $399 compared to total expense of $32,816 for the three months ended September 30, 2022. The decrease is attributed to our reduced activities as we pursue our strategy of a merger.

●

Our management fees are comprised mainly of salaries paid to our management staff. During the second quarter of 2022, the management team agreed to waive all fees until the Company either merges with another company or develops a robust revenue stream. As such, no fees were recognized for the three months ended September 30, 2023 or 2022.

Interest expense is related to our convertible and other notes payable. During the three months ending September 30, 2023, interest expense decreased by approximately $900 compared to the same period in 2022. The decrease is due to the manner in which the accrual was calculated offset by the impact of increased borrowings.

Loss from Operations

The Company’s operating loss for the three-month period ended September 30, 2023, and 2022 was $34,916 and $42,262, respectively. The decreased in operating loss of $7,346 was primarily attributed to the Company’s austerity measures implemented during the second half of 2022.

Income Taxes

We did not have any income taxes expense for the three months ended September 30, 2023 and 2022.

Net Loss

Our net loss for the three months period ended September 30, 2023 and 2022 was $77,074 and $85,328, respectively.

Comparison of Results of Operations for the nine months ended September 30, 2023 and 2022

Revenue

During the nine months ending September 30, 2023 and 2022, we generated minimal revenue due to the Company’s reorganization and focus on the development of our new product lines and related marketing preparations.

Expenses

For the nine months ended September 30, 2023, and 2022, expenses consisted of the following:

	2023	2022
Advertising and Marketing	1,056	43,075
General and Administrative	52,698	24,871
Legal and Professional	64,318	343,855
Management Fees	—	69,000
Interest Expense	124,659	113,098
TOTAL EXPENSES	$242,731	$593,899

●

Our advertising and marketing costs mainly include consulting fees for branding, social media and creation of marketing materials for our brand. The decrease in costs of $42,019, during the nine months period ending September 30, 2023 compared to the nine months ended September 30, 2022 was attributable to the austerity measures implemented by the Company during the second half of 2022 as the Company focused its attention toward an M&A strategy. For the first nine months of 2022, the expenses related to consulting fees for branding and marketing materials of $10,500, product samples for promotions of $14,205, Social Media advertisement of $9,370 and trade show cost of $9,000.

General and administrative fees totaled $52,698 for the nine months ended September 30, 2023 representing an increase of $27,827 compared to the total of $24,871 for the nine months ended September 30, 2022. The increase during the nine months period ending September 30, 2023 compared to the nine months ended September 30, 2022 was attributable to warehousing costs for our inventory offset by the austerity measures implemented by the Company during the second half of 2022 as the Company focused its attention toward an M&A strategy.

●	Legal and professional fees primarily consisted of accounting fees, legal service fees, consulting fees, investor relations and other fees incurred for service related to being a public company. For the nine months ended September 30, 2023, professional fees totaled $64,318 which is a decrease of $279,537 compared to total expense of $343,855 for the nine months ended September 30, 2022. The decrease is attributed to the Company’s austerity measures implemented during the second half of 2022. Professional fees for 2023 are mainly for legal, accounting and audit fees.

●

Our management fees are comprised mainly of salaries paid to our management staff. No fees were recognized for the first nine months of 2023 as the management team waived any fees until the Company either merges with another company or develops a robust revenue stream. During the nine months period ending September 30, 2022, management fees totaled $69,000.

Interest expense is related to our convertible and other notes payable. During the nine months ending September 30, 2023, interest expense increased by $11,561 compared to the same period in 2022 due to increased borrowings to fund the operation.

Loss from Operations

The Company’s operating loss for the nine-month period ended September 30, 2023, and 2022 was $117,972 and $484,571, respectively. The decreased in operating loss of $366,599 was primarily attributed to the Company’s austerity measures implemented during the second half of 2022.

Income Taxes

We did not have any income taxes expense for the nine months ended September 30, 2023 and 2022.

Net Loss

Our net loss for the nine months period ended September 30, 2023 and 2022 was $242,631 and $597,669, respectively.

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

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At September 30, 2023, we had a cash balance of $1,049. These funds are kept in financial institutions located in United States.

As of September 30, 2023, we had total current assets of $214,526, consisting of $1,049 in cash and $213,477 in inventory. Our total current liabilities as of September 30, 2023 were $1,945,944. We had a working capital deficit of $1,731,418 as of September 30, 2023.

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

Cash Flows from Operating Activities

Operating activities used $60,794 in cash for the nine months ended September 30, 2023, compared with cash used of $287,814 for the nine months ended September 30, 2022. Our negative operating cash flow for the nine months ended September 30, 2023, was largely the result of our net loss of $242,631 offset by non cash depreciation of $2,909 and other noncash activity totaling $140,900. Inventory decreased by $24,539. Accounts payable and accrued expenses increased by $13,489. Our negative operating cash flow of $287,814 for the nine months ended September 30, 2022, was largely the result of the result our net loss of $597,670 offset by non cash depreciation and amortization expense of $3,193, a decrease in inventory of $20,765 and increase in accrued expenses and payables $259,716.

Cash Flows from Investing Activities

There were no cash flow from investment activities for the nine months ended September 30, 2023 and 2022.

Cash Flows from Financing Activities

Net cash flows provided by financing activities during the nine months ended September 30, 2023, amounted to $60,795 compared with cash flows provided by financing activities of $192,924 for the nine months ended September 30, 2022. Our positive cash flows for the nine months ended September 30, 2023 and 2022, consisted of net proceeds from promissory notes.

Going Concern

As of September 30, 2023, we have an accumulated deficit of $3,298,277. Our ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and our ability to achieve and maintain profitable operations. While we are expanding our best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations. These conditions raise substantial doubt about our ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of September 30, 2023, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2023, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described below.

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

Remediation Plan to Address the Material Weaknesses in Internal Control over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Management identified the following three material weaknesses that have caused management to conclude that, as of September 30, 2023, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

1.	We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act as of the period ending September 30, 2023. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.
2.	We do not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.
3.	Effective controls over the control environment were not maintained. Specifically, a formally adopted written code of business conduct and ethics that governs our employees, officers, and directors was not in place. Additionally, management has not developed and effectively communicated to employees its accounting policies and procedures. This has resulted in inconsistent practices. Further, our Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 9, 2023, the Company agreed to issue 160,000 restricted shares of its common stock to a qualified investor for proceeds of $8,000. The underlying shares were not issued prior to the end of the quarter but are listed as outstanding by the Company as of September 30, 2023.

On September 28, 2023, the Company agreed to issue 600,000 restricted shares of its common stock to a qualified investor for proceeds of $30,000. The underlying shares were not issued prior to the end of the quarter but are listed as outstanding by the Company as of September 30, 2023.

The offers, sales, and issuances of the securities described above were deemed to be exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance on Section 4(a)(2) of the Securities Act and/or Rule 506 as promulgated under Regulation D as transactions by an issuer not involving a public offering. The recipients of securities in each of these transactions acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the securities issued in these transactions. Each of the recipients of securities in these transactions was an accredited or sophisticated person and had adequate access, through employment, business or other relationships, to information about us.

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

SENTIENT BRANDS HOLDINGS INC.

Date: November 20, 2023	By:	/s/ Dante Jones
Dante Jones
Interim Chief Executive Officer, Interim President and Director (Principal Executive Officer)

Date: November 20, 2023	By:	/s/ Dante Jones
Dante Jones
Interim Chief Financial Officer (Principal Financial and Accounting Officer)

