Form 10-K
period 2023-12-31
SENTIENT BRANDS HOLDINGS INC.
filed 2024-04-16
CIK 1358633

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2023

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

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $0.001 per share

(Title of class)

As of June 30, 2023, the last business day of the Registrant’s most recently completed second fiscal quarter, the market value of our common stock held by non-affiliates was $1,691,996.

As of April 10, 2024, there were 64,370,518 shares of common stock, par value $0.001 per share, outstanding.

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

The Company files Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, registration statements and other items with the Securities and Exchange Commission (“SEC”). In this Annual Report on Form 10-K, the language “this fiscal year” or “current fiscal year” refers to the 12-month period ended December 31, 2023.

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

Historically we have had operating losses and our cash flow has been inadequate to support our ongoing operations. For the year ended December 31, 2023, we had a net loss of $477,734, and as of December 31, 2023, we had an accumulated deficit of $3,533,380 and a working capital deficit of $1,957,552. Our ability to fund our capital requirements out of our available cash and cash generated from our operations depends on a number of factors, including our ability to gain market acceptance of our products and continue growing our existing operations. If we cannot generate positive cash flow from operations, we will have to reduce our costs and try to raise working capital from other sources. These measures could materially and adversely affect our ability to execute our operations and expand our business.

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

As noted in our audited financials for the years ended December 31, 2023 and 2022, we’ve sustained recurring operating losses and our accumulated deficit raises substantial doubt about our ability to continue as a going concern. We may not have enough funds to sustain the business until it becomes profitable. Even if we obtain financing, we may not accurately anticipate how quickly we may use the funds and whether these funds are sufficient to bring the business to profitability.

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

The Company’s stock price has fluctuated in the past, has recently been volatile, and may be volatile in the future. During 2023, the highest bid price for our common stock was $0.28 per share, while the lowest bid price during that period was $0.015 per share. The Company may incur rapid and substantial decreases in its stock price in the foreseeable future that are unrelated to its operating performance or prospects. The stock market has experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may experience losses on their investment in the Company’s common stock. The trading price of our common stock could continue to fluctuate widely due to:

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

Holders of our Common Stock

As of April 10, 2024, there were approximately 141 stockholders of record of our common stock, and 64,370,518 shares of common stock outstanding. This number does not include shares held by brokerage clearing houses, depositories or others in unregistered form. The stock transfer agent for our securities is Empire Stock Transfer, Inc., 1859 Whitney Mesa Dr., Henderson, NV 89014.

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

Recent Sales of Unregistered Securities

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

On December 3, 2023, a noteholder exercised 400,000 warrants to purchase common stock at $0.01 per share for a total of $4,000.

On December 27, 2023, a noteholder exercised 400,000 warrants to purchase common stock at $0.01 per share for a total of $4,000.

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

Issuer Purchases of Equity Securities

The Company has not repurchased its securities during the year ended December 31, 2023.

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

Oeuvre Target Market

Oeuvre is our luxury segment product line. With Oeuvre, we are targeting a large and influential consumer class of individuals that are “HENRYs” – High-Earners-Not-Rich-Yet. They have discretionary income and are highly likely to be wealthy in the future. HENRYs earn between $100,000 and $250,000 annually. They are digitally fluent, love online shopping online, and are big discretionary spenders. Therefore, ouvreskincare.com offers inclusive, affordable luxury products positioned for them.

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

M&A Strategy

In Q3 2022, the Company launched an M&A strategy to identify high-margin, revenue generating businesses within above-average growth potential industry sectors as potential acquisition targets. The Company is continuing this strategy into 2024.

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

Going Concern

We have a limited operating history, and our continued growth is dependent upon the continuation of selling our products to our customers; hence generating revenues and obtaining additional financing to fund future obligations and pay liabilities arising from normal business operations. We had an accumulated deficit of $3,533,380 and a working capital deficit of $1,957,552 and $1,670,596 at December 31, 2023 and 2022, respectively. The report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2023 contained an explanatory paragraph regarding our ability to continue as a going concern based upon cash used in operating activities and the current cash balance cannot be projected to cover the operating expenses for the next twelve months from the release date of this report. These factors, among others, raised substantial doubt about our ability to continue as a going concern. Our financial statements appearing elsewhere in this report do not include any adjustments that might result from the outcome of this uncertainty. There are no assurances we will be successful in our efforts to generate significant revenues or report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our company.

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

RESULTS OF OPERATIONS

Comparison of Results of Operations for the Years Ended December 31, 2023 and 2022.

Revenue

We did not generate significant revenue for the years ended December 31, 2023 and 2022.

Operating Expenses

For the years ended December 31, 2023 and 2022:

	For the year ended December 31,
	2023	2022

Advertising and Marketing	$1,057	20,816
General and Administrative	109,533	93,250
Legal and Professional	139,017	336,660
Office rent	1,352	2,043
Management Fees	—	70,571

TOTAL OPERATING EXPENSES	$250,959	$523,340

●	Our advertising and marketing expense mainly includes our costs of branding, design and materials. The decrease of $19,759 was primarily due to the decreased use of samples to promote the product which we did not incur in 2022. We have reduced are marketing activity as we pursue a merger or acquisition
●	Professional fees primarily consisted of the following:

	For the year ended December 31,
	2023	2022
Accounting and Auditing	$62,200	$46,245
Other advisory Services	16,817	171,000
Legal Fees	60,000	59,196
Social Media Consulting	—	60,219
	$139,017	$336,660

●	Professional fees as a whole decreased by $197,643 or 59% primarily due to the decreased use of professional consultants to help us with our Oeuvre product. These savings were offset by increased accounting fees of approximately $16,000.

●	Management fees primarily consisted of compensation of our Chief Operating officer and Chief Executive Officer. During the third quarter of 2022, the remaining members waived any fees until the Company is more stable financially. No management fees were taken during 2023.

●	Our general and administrative costs have also increased by $16,283 or 17%. Due to the Company’s cash restrictions, austerity measures were implemented to reduce expenses until such time as the cash flow improves.

Income (Loss) from Operations

As a result of the foregoing, for the year ended December 31, 2023, loss from operations amounted to $250,859, as compared to loss from operations of $522,883 for the year ended December 31, 2022.

Other Income (Expense)

Other income (expense) was ($226,875) for the year ended December 31, 2023, compared to ($211,854) for the year ended December 31, 2022. The expenses for both years are entirely related to interest expense, including default interest.

Income Taxes

We did not have any income taxes expense for the years ended December 31, 2023 and December 31, 2022.

Net Income (Loss)

Net loss for the years ended December 31, 2023 and 2022 were $477,734 and $734,737, respectively. The decrease in Net Loss was primarily due to the austerity measures taken by the Company to reduce expenses and preserve cash while we pursue additional funding.

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

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At December 31, 2023 and 2022, we had cash balance of approximately $1,299 and $1,048, respectively. These funds are kept in financial institutions located in United States.

Cash flows from Operating Activities

Operating activities used $68,544 in cash the year ended December 31, 2023, as compared with $312,730 for the year ended December 31, 2022. Our net loss of $477,734 is the main component of our negative operating cash flow in 2023. This was offset for non-cash expenses that were paid with the Company’s common stock totaling $140,900. In addition, our inventory decreased by $24,539 and accounts payable increased by $184,849. An increase in prepaid expenses used $8,453 of cash. For the year ended December 31, 2022, our net loss of $734,737 is the main component of our negative operating cash flow. This was offset by an increase in accounts payable of $370,897 and a decrease in inventory of $20,765. Also included in the net loss number were non-cash expenses related to depreciation of $4,163 and stock issued for services rendered of $26,182.

Cash flows from Investing Activities

There are no Investing activities in for the year ended December 31, 2023 or 2022.

Cash flows from Financing Activities

Cash flows provided by financing activities during the year ended December 31, 2023 amounted to $68,795 as compared with $217,580 for the year ended December 31, 2022. During 2023, we received net proceeds from short term loans totaling $22,795. We also received $38,000 from the sale of common stock and $8,000 from the exercise of warrants to purchase common stock. For 2022, our positive cash consisted of net proceeds from short term loans.

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

Going Concern

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. During the year ended December 31, 2023, the Company incurred a net loss of $477,734. The Company had an accumulated deficit of $3,533,380 and a working capital deficit of $1,957,552 and $1,670,596 as of December 31, 2023 and 2022, respectively. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the 1934 Act, as of the end of the period covered by this report. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that our disclosure controls and procedures were ineffective as of December 31, 2023.

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

With the participation of our Chief Executive Officer and Chief Financial Officer (principal financial officer), our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2022 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation and the material weaknesses described below, management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2023 based on the COSO framework criteria. Management has identified control deficiencies as follows:

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

In light of this material weakness, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the year ended December 31, 2023 included in this Annual Report on Form 10-K were fairly stated in accordance with US GAAP. Accordingly, management believes that despite our material weaknesses, our consolidated financial statements for the year ended December 31, 2023 are fairly stated, in all material respects, in accordance with US GAAP.

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

Changes in Internal Controls

During the year ended December 31, 2023, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the names and positions of our current executive officers and directors as of April 11, 2024.

Name	Age	Position
Dante Jones	43	Interim Chief Executive Officer, Interim President, Interim Chief Financial Officer, Interim Treasurer, Interim Secretary, and Director
George Furlan	67	Chief Operating Officer

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, requires our directors, executive officers and persons who own more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other of our equity securities. During the year ended December 31, 2023, our officers, directors and 10% stockholders made the required filings pursuant to Section 16(a).

ITEM 11. EXECUTIVE COMPENSATION

Executive Officers’ Compensation

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by the Company during the fiscal years ended December 31, 2023 and December 31, 2022, in all capacities for the accounts of our executive officers, including the Chief Executive Officer.

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary	Stock Award	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Non- Qualified Deferred Compensation Earnings	All Other Compensation	Total
		($)	($)	($)	($)	($)	($)	($)

Dante Jones,	2022	0	38,250	0	0	0	0	38,250
Interim CEO, Interim President and Interim CFO	2023	0	0	0	0	0	0	0

George Furlan, COO	2022	84,000	0	0	0	0	0	84,000
	2023	0	0	0	0	0	0	0

The following table sets forth the cash and non-cash compensation for the fiscal years ended December 31, 2023 and 2022, awarded to or earned by Mr. Jones, Cannavolve’s principal executive officer.

Name and Principal Position	Fiscal Year	Salary	Stock Award	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Non- Qualified Deferred Compensation Earnings	All Other Compensation	Total
		($)	($)	($)	($)	($)	($)	($)
Dante Jones,	2022	0	0	0	0	0	0	0
President	2023	0		0	0	0	0	0

Outstanding Equity Awards at Fiscal Year-End Table

The Company did not issue equity awards during the year ended December 31, 2023.

Employment Agreements

None.

Grants of Plan Based Awards

We did not make any plan-based equity or non-equity awards grants to named executives during the years ended December 31, 2023 and 2022.

Option Exercises

There were no options exercised by our named officers during the years ended December 31, 2023 and 2022.

Compensation of Directors

We have no non-executive directors. Our directors did not earn compensation for the years ended December 31, 2023 and 2022.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information, as of April 10, 2024, with respect to the beneficial ownership of the outstanding common stock by (i) any holder of more than five (5%) percent; (ii) each of the Company’s executive officers and directors; and (iii) the Company’s directors and executive officers as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned.

Name of Beneficial Owner (1)	Common Stock Beneficially Owned (11)	Percentage of Common Stock (2)
Officers and Directors
George Furlan * (3)	4,628,821	7.19
Dante Jones * (4)	2,263,798	3.52
All officers and directors as a group (3 persons)	6,292,619	9.78
5% Stockholders
Principal Holdings Company (5)	8,692,187	13.50%
Gregg Templeton (6)	5,028,821	7.80%
James Mansour (7)	4,400,186	6.83
Bogaard Holdings LLC (8)	2,196,327	3.41%
Pure Energy 714 LLC (9)	1,593,494	2.48%
Bagel Hole Inc. (10)	2,832,410	4.40%

*	Officer and/or director of the Company

(1)	Except as otherwise indicated, the address of each beneficial owner is c/o Sentient Brands Holdings Inc., 590 Madison Avenue, 21st Floor, New York, NY 10022.

(2)	Applicable percentage ownership is based on 64,370,518 shares of common stock outstanding as of April 10, 2024, together with securities exercisable or convertible into shares of common stock within 60 days of April 11, 2024 for each stockholder. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of April 11, 2024 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(3)	On December 26, 2019, the Company and George Furlan entered into a Restricted Stock Purchase Agreement pursuant to which the George Furlan purchased from the Company an aggregate of 718,403 restricted shares of common stock (the “Furlan Shares”) at $0.01186 per share, subject to vesting, in consideration of an aggregate purchase price of $8,520.26. As of December 31, 2022, all of the Furlan Shares have vested.

(4)	Dante Jones received 109,114 shares of common stock of the Company in connection with the Agreement and Plan of Reorganization entered into and closed between the Company and Jaguaring Company, d/b/a Cannavolve, on February 14, 2020. On January 5, 2023, the Company issued 500,000 shares of common stock to Mr. Jones in consideration of his appointment as the Interim Chief Executive Officer, Interim President, Interim Chief Financial Officer, Interim Treasurer and Interim Secretary of the Company.

(5)	Principal Holdings Company is owned and controlled by Danielle Doukas.

(6)	Gregg Templeton is a former employee of the Company.

(7)	On January 8, 2020, the Company entered into an Executive Consulting Agreement (the “Mansour Agreement”) with James Mansour pursuant to which Mr. Mansour was appointed as an Executive Consultant. Concurrently with the Mansour Agreement, the Company and Mr. Mansour entered into a into a Restricted Stock Agreement (the “RPSA”) to purchase 718,403 shares of the Company’s common stock at a purchase price of $0.01186 per share (the “Mansour Shares”), subject to vesting as follows: 359,201 Mansour Shares vested upon execution of the agreement and the remaining 359,202 Mansour Shares were to vest quarterly at 29,993 shares at the end of each quarter. On June 3, 2022, Mr. Mansour and the Company mutually terminated the Mansour Agreement (the “Mansour Agreement Termination”). As a result of the Mansour Agreement Termination, and pursuant to the terms of the RPSA, no unvested Mansour Shares vested to Mr. Mansour subsequent to the Mansour Agreement Termination. Accordingly, the vesting of Mansour Shares ceased as of the date of the Mansour Agreement Termination, resulting in a total of 628,598 vested Mansour Shares as of the date of the Mansour Agreement Termination. In addition, on November 21, 2022, the Board of Directors of the Company terminated James Mansour as the Chief Marketing Officer of the Company.

(8)	Bogaard Holdings LLC is owned and controlled by Jelena Vadanjel.

(9)	Pure Energy 714 LLC is owned and controlled by Louis Sorrentino.

(10)	Bagel Hole Inc. is owned and controlled solely by Philip Romanzi, the Company’s former sole officer and director.

(11)	On March 2, 2021, the Company effected a 7:1 forward stock split of its issued and outstanding shares of common stock. All shares of common stock reflected in the above table are accounted for on a post-forward split basis.

No Director, executive officer, affiliate or any owner of record or beneficial owner of more than 5% of any class of voting securities of the Company is a party adverse to the Company or has a material interest adverse to the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The following includes a summary of transactions since the beginning of the 2023 fiscal year, or any currently proposed transaction, in which the Company was or is to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of their total assets at year-end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest (other than compensation described under “Executive Compensation”). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

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

Boyle CPA LLC served as our independent auditors for the first and second quarters of 2022. The following is a summary of the fees billed to the Company for professional services rendered for the fiscal years ended December 31, 2023 and 2022.

	December 31, 2023		December 31, 2022
Audit Fees - Victor Mokuolu, CPA LLC	$		$
Audit Fees - Boyle CPA LLC		—		18,000
Audit Related Fees - Victor Mokuolu, CPA LLC		12,750		10,500
Audit Related Fees - Boyle CPA LLC		—		—
Tax Fees		—		—
All Other Fees		—		—
Totals		$12,750		$28,500

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

ALL OTHER FEES. Consists of fees for products and services other than the services reported above. There were no management consulting services provided in fiscal 2023 or 2022.

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

Sentient Brands Holdings Inc.

Dated: April 16, 2024	By:	/s/ Dante Jones
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

SIGNATURE	TITLE	DATE

/s/ Dante Jones	Interim Chief Executive Officer, Interim President, Interim Chief Financial Officer, and Director	April 16, 2024
Dante Jones	(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

SENTIENT BRANDS HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023 and 2022

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors

Sentient Brands Holdings Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Sentient Brands Holdings Inc. (the “Company”) as of December 31, 2023, and December 31, 2022, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and December 31, 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company's ability to continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring operating losses, and had an accumulated deficit of $3,533,380 and $3,055,646 as of December 31, 2023, and December 31, 2022 respectively. The Company also had a working capital deficit of $1,957,552, and $1,670,596 as of December 31, 2023, and December 31, 2022 respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Emphasis of Matters

As discussed in Note 8, Commitments and Contingencies, to the financial statements, the Company is currently involved in a wage dispute with a former contractor dating back to the third quarter of 2020. Neither party has initiated legal action at this time. The former contractor’s claims is $184,000 and the Company has reserved for the contingency in the amount of $54,000. Our opinion is not modified in respect of this matter.

We have served as the Company’s auditor since 2023.
VICTOR MOKUOLU CPA PLLC
Houston, Texas

April 16, 2024 PCAOB ID: 6771

SENTIENT BRANDS HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2023	December 31, 2022
ASSETS
CURRENT ASSETS
Cash	$1,299	$1,048
Prepaid expenses	8,453	—
Inventory, net of reserve to net realizable value of $63,477	150,000	238,016
TOTAL NET CURRENT ASSETS	159,752	239,064
FIXED ASSETS (net of Depreciation)	23,742	27,620
TOTAL ASSETS	$183,494	$266,684
LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$725,066	$540,217
Notes payable	533,191	482,896
Convertible Notes Payable	859,047	886,547
TOTAL CURRENT LIABILITIES	2,117,304	1,909,660
TOTAL LIABILITIES	2,117,304	1,909,660
STOCKHOLDERS’ DEFICIT
Preferred Stock – Par Value of $0.001; 25,000,000 shares authorized; 1,000,000 shares issued and outstanding as of December 31, 2023 and 2022	1,000	1,000
Common Stock - Par Value of $0.001; 500,000,000 shares authorized; 56,140,518 and 52,420,387 shares issued and outstanding as of December 31, 2023 and 2022, respectively	56,141	52,421
Additional paid-in capital	1,542,429	1,359,249
Accumulated deficit	(3,533,380)	(3,055,646)
TOTAL STOCKHOLDERS’ DEFICIT	(1,933,810)	(1,642,976)
TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$183,494	$266,684

The accompanying notes are an integral part of these consolidated financial statements

SENTIENT BRANDS HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended December 31,
	2023	2022
REVENUES:
TOTAL REVENUES	$150	$566
Cost of sales	50	109

Gross (Loss) Profit	100	457

Operating Expenses
General and Administrative	111,942	116,109
Legal and Professional	139,017	336,660
Management Fees	—	70,571

TOTAL OPERATING EXPENSES	250,959	523,340

LOSS FROM OPERATIONS	(250,859)	(522,883)

Other Income (Expenses)
Interest expense	(226,875)	(211,854)
Discount amortization	—	—
Other income	—	—

NET LOSS	$(477,734)	$(734,737)

NET LOSS PER COMMON SHARE – BASIC AND DILUTED	$(0.009)	$(0.014)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	54,805,831	52,104,223

The accompanying notes are an integral part of these consolidated financial statements

SENTIENT BRANDS HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended
	December 31,
	2023	2022
OPERATING ACTIVITIES:
Net loss	$(477,734)	$(734,737)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	3,878	4,163
Inventory write down to net realizable value	63,477	—
Stock issued for services rendered	13,900	26,182
Sale of common stock	38,000	—
Stock issued for payment to vendor	127,000	—
Exercise of common stock warrants	8,000	—
Changes in operating assets and liabilities:
Inventory	24,539	20,765
Prepaid expenses	(8,453)	—
Accounts payable and accrued expenses	184,849	370,897
NET CASH USED IN OPERATING ACTIVITIES	(68,544)	(312,730)
INVESTMENT ACTIVITIES:
Purchase of office equipment	—	—
NET CASH USED IN INVESTMENT ACTIVITIES	—	—
FINANCING ACTIVITIES:
Proceeds (Payment) of loan payable	—	—
Proceeds from short term loan	22,795	217,580
Net proceeds from issuance of common stock	38,000	—
Proceeds from exercise of wants to purchase common stock	8,000	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	68,795	217,580
INCREASE (DECREASE) IN CASH	251	(95,150)
CASH-BEGINNING OF PERIOD	1,048	96,198
CASH-END OF PERIOD	$1,299	$1,048
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$—	$21,052
Taxes	$—	$—

The accompanying notes are an integral part of these consolidated financial statements

SENTIENT BRANDS HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
For the Years Ended
December 31, 2023 and 2022

December 31, 2023	Common Stock		Preferred Stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance - December 31, 2022	52,420,387	52,421	1,000,000	1,000	1,359,249	(3,055,646)	(1,642,976)
Common stock issued for services rendered	500,000	500			13,400		13,900
Common stock sold to investors	760,000	760			37,240		38,000
Exercise warrants to purchase common stock	800,000	800			7,200		8,000
Common stock issued to vendor in lieu of payment	1,660,131	1,660			125,340		127,000
Net loss		—		—		(477,734)	(477,734)
Balances December 31, 2023	56,140,518	$56,141	1,000,000	1,000	$1,542,429	$(3,533,380)	$(1,933,810)

December 31, 2022	Common Stock		Preferred Stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance December 31, 2021	51,920,387	51,921	1,000,000	1,000	1,333,567	(2,320,909)	(934,421)
Common stock issued for services rendered	500,000	500			25,682		26,182
Net loss		—		—		(734,737)	(734,737)
Balances December 31, 2022	52,420,387	$52,421	1,000,000	1,000	$1,359,249	$(3,055,646)	$(1,642,976)

The accompanying notes are an integral part of these consolidated financial statements

SENTIENT BRANDS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023 AND 2022

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

Basis of Presentation

Our financial statements are presented in conformity with accounting principles generally accepted in the United States of America, as reported on our fiscal years ending on December 31, 2023 and 2022. We have summarized our most significant accounting policies.

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

Revenue Recognition

During the years ended December 31, 2023 and 2022, our revenue recognition policy was in accordance with ASC 606, “Revenue from Contracts with Customers”, which requires the recognition of sales following five steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or as) the entity satisfies a performance obligation.

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

During the years ended December 31, 2023, and 2022, there were no stock based awards issued or outstanding.

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

Income Taxes

The Company’s income tax benefit differs from the expected income tax benefit by applying the U.S. Federal statutory rate of 21% to net income (loss) as follows:

The tax effects of temporary differences that give rise to the Company’s net deferred tax liability as of December 31, 2023 and 2022 are as follows:

	Year Ended December 31
	2023	2022
Deferred Tax Assets

Net Operating Losses	$605,817	$520,008

Less: Valuation Allowance	(605,817)	(520,008)

Deferred Tax Assets - Net	$—	$—

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

NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred losses since inception and has an accumulated deficit of $3,533,380 and $3,055,646 as of December 31, 2023 and 2022 respectively. The Company has a working capital deficit of $1,957,552 and $1,642,976 at December 31, 2023 and 2022, respectively. The Company currently has limited liquidity and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. These factors among others, raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that may result from the outcome of these uncertainties. The Company will require additional financing moving forward and is pursuing various strategies to accomplish this, including seeking equity funding and/or debt funding from private placement sources. Although management believes that it will be able to obtain the necessary funding to allow the Company to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.

Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. There are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

NOTE 4. INVENTORIES

Inventories are stated at the lower of cost and net realizable value. Cost is determined using the moving average method and net realizable value is the estimated selling price less costs of disposal in the ordinary course of business. The cost of inventories includes direct costs plus shipping and packaging materials. At December 31, 2023, based on a sale quote received for its remaining inventory, the Company recorded a charge of $63,477 to write down the inventory to its net realizable value of $150,000.

As of December 31, 2023 and 2022, the Company product inventories valued at $150,000 and $238,016, respectively are contained in our storage and fulfilment center located at City Logistics in Fairfield, NJ.

NOTE 5. CONVERTIBLE NOTES PAYABLE

Since the change of control of the Company in May 2018, the Company received advances from Pure Energy 714 LLC, an unaffiliated entity, totaling $240,803. On March 15, 2019, specific terms were reached on $70,757 of the advances pursuant to an unsecured convertible promissory note entered into between the Company and Pure Energy 714 LLC, the terms call for repayment of the advances including interest on any unconverted principal amount at a rate of 4% per annum and a repayment date on or before August 15, 2022. Additional terms include a voluntary conversion option, pursuant to which Pure Energy 714 LLC may convert any outstanding balance at $0.05 per share into shares of common stock. On January 3, 2020, specific terms were reached on the remaining $170,046 of the advances pursuant to an unsecured demand note. See Note 6. Accrued interest on this note totaled $16,630 including default interest of $3,108 and $10,614 at December 31, 2023 and 2022, respectively. The lender agreed to extend the maturity date of the loan to January 1, 2023.

On December 2, 2020, we issued a promissory note to an accredited investor in consideration for $50,000 with interest at the rate of 10% per annum from the issue date, and also issued to the accredited investor a common stock purchase warrant (the “Warrant”) to acquire 400,000 shares of common stock. The Warrant is exercisable for a period of five years at an exercise price of $0.01. This note will mature on the earlier of (i) closing of the next equity financing of at least $1,000,000 or (ii) September 2, 2021 (maturity date). The holder, at its sole election, may convert the interest accrued on this note into shares of stock of the company at $0.20 per share. On November 29, 2021, the Company repaid principal totaling $27,500, reducing the Note balance to $22,500. Accrued interest for this note as of December 31, 2023 and 2022 were $5,312 and $3,000 respectively. During December 2023, the investor exercised all of the warrants for $4,000.

On December 3, 2020, we issued a convertible debenture to an accredited investor in consideration for $50,000 with interest at the rate of 10% per annum from the issue date, and also issued to the accredited investor a common stock purchase warrant (the “Warrant”) to acquire 400,000 shares of common stock. The Warrant is exercisable for a period of five years at an exercise price of $0.01. This debenture is convertible at the election of the holder into shares of common stock at the price per share equal to 120% of the market price of the Company’s listed common stock on the date of such conversion. Accrued interest for this note as of December 31, 2023 and 2022 were $15,554 and $10,417 respectively. During December 2023, the investor exercised all of the warrants for $4,000.

On April 27, 2021 (the “Issuance Date”), the Company entered into a Securities Purchase Agreement with an accredited investor (the “April 2021 Investor”) providing for the sale by the Company to the April 2021 Investor of a 10% Senior Secured Convertible Promissory Note in the principal amount of $315,789 (the “April 2021 Note”, and the “Financing”). The principal amount of the April 2021 Note includes an Original Issue Discount of $15,789, resulting in $300,000 in total proceeds received by the Company in the Financing. The April 2021 Note is convertible at the option of the April 2021 Investor into shares of common stock of the Company at $0.40 per share. In addition to the April 2021 Note, the April 2021 Investor also received 250,000 shares of common stock of the Company (the “Commitment Shares”), and a common share purchase warrant (the “April 2021 Warrant”, and together with the April 2021 Note and the Commitment Shares, the “Securities”) to acquire 500,000 shares of common stock of the Company. The April 2021 Warrant is exercisable for five years at an exercise price of $0.60. The lender agreed to not exercise any of the warrant and conversion feature from their inception through March 31, 2024. The lender has retained its right to exercise the warrants and conversion feature from April 1, 2024 through their expiration. During the year the company paid monthly interest totaling $21,052. Principal balance as of December 31, 2022 and 2021 remains at $315,789. The Original Issue discount was being amortized over the term of the loan of 18 months and was fully during the year ended December 31, 2022. On August 19, 2022, the Company and the April 2021 Investor entered into an extension agreement pursuant to which the parties agreed to extend the maturity date of the April 2021 Note until January 2, 2023. Accrued interest for this note as of December 31, 2023 and 2022 were $102,305 including default interest of $25,125 and $44,736 respectively.

On November 18, 2021 (the “Issuance Date”), the Company entered into a Securities Purchase Agreement with an accredited investor (the “November 2021 Investor”) providing for the sale by the Company to the November 2021 Investor of a 10% Senior Secured Convertible Promissory Note in the principal amount of $400,000 (the “November 2021 Note”, and, the “Financing”), to be paid by the November 2021 Investor to the Company in two tranches (each, a “Tranche”). The first Tranche consists of a payment by the November 2021 Investor to the Company on the Issue Date of $200,000, from which the November 2021 Investor retained $5,000 to cover its legal fees. A second Tranche consisting of $200,000 was paid in December 2021, resulting in $395,000 in total proceeds to be received by the Company in the Financing. In addition to the November 2021 Note, the November 2021 Investor also received a common share purchase warrant (the “November 2021 Warrant”, and together with the November 2021 Note, the “Securities”) to acquire 666,667 shares of common stock of the Company. The November 2021 Warrant is exercisable for five years at an exercise price of $0.45. The lender agreed to not exercise any of the warrant and conversion feature from their inception through March 31, 2024. The lender has retained its right to exercise the warrants and conversion feature from April 1, 2024 through their expiration. The closing of the Financing in the amount of $400,000 occurred on December 16, 2021. The maturity date (“Maturity Date”) for each Tranche is at the end of the period that begins from the date each Tranche is paid and ends 12 months thereafter, and interest associated with the November 2021 Note is 10% per annum. Accrued interest for this note as of December 31, 2023 and 2022 were $126,954 including default interest of $31,825 and $54,033 respectively.

NOTE 6. NOTES PAYABLE

On January 3, 2020, specific terms were reached between the Company and Pure Energy 714 LLC on the remaining $170,046 of prior advances made to the Company (See Note 5) pursuant to an unsecured demand note entered into between the Company and Pure Energy 714 LLC. The terms call for repayment of the advances including interest on any unconverted principal amount at a rate of 12% per annum and a repayment date on or before June 3, 2021, at the rate of 12% per annum. If the demand note is unpaid by June 3, 2021, default interest of 3% monthly will apply. On January 17, 2020, the Company repaid $20,000 of the principal outstanding reducing the note balance to $150,046. An additional $10,000 was received on March 16, 2021, but subsequently returned in April 20, 2021. Accrued interest on this note totaled $72,515 and $54,017 at December 31, 2023 and 2022, respectively. The lender agreed to extend the maturity date of the loan to January 1, 2023.

During 2022 and 2023, the Company received proceeds from various loans from Adriatic Advisors LLC. At December 31, 2023 and 2022, the Company had $383,146 and $332,825 due to Adriatic Advisors LLC, respectively. The notes mature on the earlier of (i) the closing of the Company’s next equity financing, or (ii) six months after the date of issue. At the note holder’s sole election on the maturity date, the note holder may convert the interest accrued on the note into shares of common stock of the Company at $0.05 per share. The lender has agreed to extend the maturity dates of any overdue Notes to June 30, 2023. Accrued interest on these notes totaled $110,440 and $41,411 at December 31, 2023 and December 31, 2022, respectively.

 NOTE 7. STOCKHOLDERS’ (DEFICIT)

Preferred stock

The Company is authorized to issue 25,000,000 shares of Preferred Stock, par value $.001 per share. As of December 31, 2023 and 2022, 1,000,000 shares of Series B Preferred Stock were issued and outstanding.

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

On September 28, 2023, the Company agreed to issue 600,000 restricted shares of its common stock to a qualified investor for proceeds of $30,000. The underlying shares were not issued prior to the end year but are listed as outstanding by the Company as of December 31, 2023.

On December 3, 2023, a noteholder exercised 400,000 warrants to purchase common stock at $0.01 per share for a total of $4,000.

On December 27, 2023, a noteholder exercised 400,000 warrants to purchase common stock at $0.01 per share for a total of $4,000.

There were no other issuances of common stock during the year ended December 31, 2023.

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

The Company is currently involved in a wage dispute with a former contractor dating back to the third quarter of 2020. The contractor claims to be due approximately $184,000 in wages and other expenses. The Company disputes the claim in its entirety but has maintained an accrual of $54,000 related to the dispute. Neither party has initiated legal action at this time. Should any legal action occur against the Company, the Company would defend itself vigorously and would assert claims of misconduct against the former contractor.

NOTE 9. SUBSEQUENT EVENTS

The Company has evaluated subsequent events for recognition and disclosure through April 16, 2023, which is the date the financial statements were available to be issued.

●	On January 23, 2024, the Company issued 480,000 shares of its common stock to an investor for $24,000.
●	On February 15, 2024, the Company issued 500,000 shares of its common stock to an investor for $25,000.
●	On February 22, 2024, the Company issued 1,000,000 shares of its common stock to an investor for $50,000.
●	On February 22, 2024, the Company issued 600,000 shares of its common stock to an investor for $30,000.
●	On February 22, 2024, the Company issued 1,000,000 shares of its common stock to an investor for $50,000.
●	During February and March 2024, the Company issued a total of 2,000,000 shares of its common stock to a consultant for services rendered.
●	On March 28, 2024, the Company entered into a Settlement and Release Agreement with Electro Filings LLC (“Electro”) and Rudy Singh (“RS”) pursuant to which Electro agreed to forgive $14,998 (the “Debt Amount”) owed by the Company to Electro for services rendered to the Company in consideration of an issuance to RS of 600,000 shares of common stock of the Company registered on the Form S-8 pursuant to the Plan.
●	During April 2024, the Company issued 1,000,000 shares of its common stock to the CEO, Dante Jones in lieu of cash payment for services.
●	On April 10, 2024 the Company issued 1,050,000 shares of its common stock in lieu of cash payment for consulting services.

No other matters were identified affecting the accompanying financial statements and related disclosures.