Form 10-Q
period 2024-03-31
SENTIENT BRANDS HOLDINGS INC.
filed 2024-05-17
CIK 1358633

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 15, 2023, 64,370,518 shares of common stock, par value $0.001 per share, were issued and outstanding.

SENTIENT BRANDS HOLDINGS INC.

FORM 10-Q

March 31, 2024

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

i

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

SENTIENT BRANDS HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2024	December 31, 2023
	Unaudited	Audited
ASSETS
CURRENT ASSETS
Cash	$67,693	$1,299
Prepaid expenses	15,340	8,453
Inventory	150,000	150,000
TOTAL CURRENT ASSETS	233,033	159,752

FIXED ASSETS (net of Depreciation)	22,773	23,742
TOTAL ASSETS	$255,806	$183,494

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$777,132	$725,066
Subscriptions payable	179,000	—
Notes payable	533,191	533,191
Convertible Notes Payable	859,047	859,047
TOTAL CURRENT LIABILITIES	2,348,370	2,117,304
TOTAL LIABILITIES	$2,348,370	$2,117,304

STOCKHOLDERS’ DEFICIENCY
Preferred Stock – Par Value of $0.001; 25,000,000 shares authorized; 1,000,000 shares issued and outstanding as of March 31, 2024 and December 31, 2023	1,000	1,000
Common Stock - Par Value of $0.001; 500,000,000 shares authorized; 58,140,518 and 56,140,518 shares issued and outstanding as of March 31, 2024 and December 31, 2023	58,141	56,141
Additional paid-in capital	1,798,429	1,542,429
Accumulated deficit	(3,950,134)	(3,533,380)
TOTAL STOCKHOLDERS’ DEFICIENCY	(2,092,564)	(1,933,810)
TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIENCY	$255,806	$183,494

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SENTIENT BRANDS HOLDINGS INC. AND SUBSIDIARIES

UNAUDITED STATEMENTS OF OPERATIONS

	For the three months ended March 31,
	2024	2023
REVENUES:
TOTAL REVENUES	$—	$150
Cost of sales	—	30

Gross Profit	—	120

Operating Expenses
Advertising and Marketing	—	536
General and Administrative	7,886	8,923
Legal and Professional	316,283	25,900
Management Fees	28,600	—
TOTAL OPERATING EXPENSES	352,769	35,359
LOSS FROM OPERATIONS	(352,769)	(35,239)

Other Income (Expenses)
Interest expense	(63,985)	(40,606)
Other income	—	—
NET LOSS	$(416,754)	$(75,845)

NET LOSS PER COMMON SHARE – BASIC AND DILUTED	$(0.007)	$(0.001)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	58,100,738	54,460,511

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENTIENT BRANDS HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY

March 31, 2024 (Unaudited)	Common Stock		Preferred Stock		Paid in	Accumulated	Total
	Shares	Amount	Shares	Amount	Capital	Deficit
Balance - December 31, 2023	56,140,518	56,141	1,000,000	1,000	1,542,429	(3,533,380)	(1,933,810)
Common stock issued for services	2,000,000	2,000			256,000		258,000
Net loss for the three months		—		—	—	(416,754)	(416,754)
Balances March 31, 2024	58,140,518	$58,141	1,000,000	1,000	$1,798,429	$(3,950,134)	$(2,092,564)

March 31, 2023	Common Stock		Preferred Stock		Paid in	Accumulated	Total
	Shares	Amount	Shares	Amount	Capital	Deficit
Balance - December 31, 2022	52,420,387	52,421	1,000,000	1,000	1,359,249	(3,055,646)	(1,642,976)
Common stock issued in payment of past services	1,660,131	1,660			125,340		127,000
Common stock issued for services	500,000	500			13,400		13,900
Net loss for the three months		—		—	—	(75,845)	(75,845)
Balances March 31, 2023	54,580,518	$54,581	1,000,000	1,000	$1,497,989	$(3,131,491)	$(1,577,921)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENTIENT BRANDS HOLDINGS INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the three months ended
	March 31,
	2024	2023
OPERATING ACTIVITIES:
Net loss	$(416,754)	$(75,845)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation Expenses	969	969
Common stock issued in payment of past services	—	127,000
Common stock issued for services	258,000	13,900
Changes in operating assets and liabilities:
Inventory	—	5,582
Prepaid expenses	(6,887)	—
Accounts payable and accrued expenses	52,066	(81,870)
NET CASH USED IN OPERATING ACTIVITIES	(112,606)	(10,264)
INVESTMENT ACTIVITIES:
Purchase of office equipment	—	—
NET CASH USED IN INVESTMENT ACTIVITIES	—	—
FINANCING ACTIVITIES:
Proceeds (Payment) of loan payable	—	—
Proceeds from short term loan	—	9,395
Net proceeds from sale of common stock not yet issued	179,000	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	179,000	9,395
INCREASE (DECREASE) IN CASH	66,394	(869)

CASH-BEGINNING OF PERIOD	1,299	1,048
CASH-END OF PERIOD	$67,693	$179
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$—	$—
Taxes	$—	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENTIENT BRANDS HOLDINGS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

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

Basis of Presentation

Our financial statements are presented in conformity with accounting principles generally accepted in the United States of America, as reported on our fiscal years ending on December 31, 2024 and 2023. We have summarized our most significant accounting policies.

Going concern

The Company currently has limited operations. These unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business.

As reflected in the accompanying unaudited consolidated financial statements, the Company had an accumulated deficit of $3,950,134 at March 31, 2024, and had a net loss of $416,754 and net cash flow used in operating activities of $112,606 for the three months ended March 31, 2024, respectively. The Company has a limited operating history, and its continued growth is dependent upon the continuation of selling its products; hence generating revenues and obtaining additional financing to fund future obligations and pay liabilities arising from normal business operations. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital, implement its business plan, and generate significant revenues. There are no assurances that the Company will be successful in its efforts to generate significant revenues, maintain sufficient cash balance or report profitable operations or to continue as a going concern. The Company plans on raising capital through the sale of equity or debt instruments to implement its business plan. However, there is no assurance these plans will be realized and that any additional financings will be available to the Company on satisfactory terms and conditions, if any.

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

Revenue Recognition

During the three months ended March 31, 2024 and the year ended December 31, 2023, our revenue recognition policy was in accordance with ASC 606, “Revenue from Contracts with Customers”, which requires the recognition of sales following five steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or as) the entity satisfies a performance obligation.

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

During the three months ended March 31, 2024, and 2023, there were no stock based awards issued or outstanding.

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

NOTE 3. INVENTORIES

Inventories are stated at the lower of cost and net realizable value. Cost is determined using the moving average method and net realizable value is the estimated selling price less costs of disposal in the ordinary course of business. The cost of inventories includes direct costs plus shipping and packaging materials. At December 31, 2023, based on a sale quote received in April 2024 for its remaining inventory, the Company recorded a charge of $63,477 to write down the inventory to its net realizable value of $150,000. The Company has not yet consummated a sale of the inventory.

As of March 31, 2024 and December 31, 2023, the Company product inventories valued at $150,000 are contained in our storage and fulfilment center located at City Logistics in Fairfield, NJ.

NOTE 4. CONVERTIBLE NOTES PAYABLE

Since the change of control of the Company in May 2018, the Company received advances from Pure Energy 714 LLC, an unaffiliated entity, totaling $240,803. On March 15, 2019, specific terms were reached on $70,757 of the advances pursuant to an unsecured convertible promissory note entered into between the Company and Pure Energy 714 LLC, the terms call for repayment of the advances including interest on any unconverted principal amount at a rate of 4% per annum and a repayment date on or before August 15, 2022. Additional terms include a voluntary conversion option, pursuant to which Pure Energy 714 LLC may convert any outstanding balance at $0.05 per share into shares of common stock. On January 3, 2020, specific terms were reached on the remaining $170,046 of the advances pursuant to an unsecured demand note. See Note 6. Accrued interest on this note totaled $17,693 including default interest of $3,462 and $16,630 including default interest of $3,108 at March 31, 2024 and December 31, 2023, respectively. The lender agreed to extend the maturity date of the loan to January 1, 2023.

On December 2, 2020, we issued a promissory note to an accredited investor in consideration for $50,000 with interest at the rate of 10% per annum from the issue date, and also issued to the accredited investor a common stock purchase warrant (the “Warrant”) to acquire 400,000 shares of common stock. The Warrant is exercisable for a period of five years at an exercise price of $0.01. This note will mature on the earlier of (i) closing of the next equity financing of at least $1,000,000 or (ii) September 2, 2021 (maturity date). The holder, at its sole election, may convert the interest accrued on this note into shares of stock of the company at $0.20 per share. On November 29, 2021, the Company repaid principal totaling $27,500, reducing the Note balance to $22,500. Accrued interest for this note as of March 31, 2024 and December 31, 2023 were $5,874 and $5,312, respectively. During December 2023, the investor exercised all of the warrants for $4,000.

On December 3, 2020, we issued a convertible debenture to an accredited investor in consideration for $50,000 with interest at the rate of 10% per annum from the issue date, and also issued to the accredited investor a common stock purchase warrant (the “Warrant”) to acquire 400,000 shares of common stock. The Warrant is exercisable for a period of five years at an exercise price of $0.01. This debenture is convertible at the election of the holder into shares of common stock at the price per share equal to 120% of the market price of the Company’s listed common stock on the date of such conversion. Accrued interest for this note as of March 31, 2024 and December 31, 2023 were $16,804 and $15,554, respectively. During December 2023, the investor exercised all of the warrants for $4,000.

On April 27, 2021 (the “Issuance Date”), the Company entered into a Securities Purchase Agreement with an accredited investor (the “April 2021 Investor”) providing for the sale by the Company to the April 2021 Investor of a 10% Senior Secured Convertible Promissory Note in the principal amount of $315,789 (the “April 2021 Note”, and the “Financing”). The principal amount of the April 2021 Note includes an Original Issue Discount of $15,789, resulting in $300,000 in total proceeds received by the Company in the Financing. The April 2021 Note is convertible at the option of the April 2021 Investor into shares of common stock of the Company at $0.40 per share. In addition to the April 2021 Note, the April 2021 Investor also received 250,000 shares of common stock of the Company (the “Commitment Shares”), and a common share purchase warrant (the “April 2021 Warrant”, and together with the April 2021 Note and the Commitment Shares, the “Securities”) to acquire 500,000 shares of common stock of the Company. The April 2021 Warrant is exercisable for five years at an exercise price of $0.60. The lender agreed to not exercise any of the warrant and conversion feature from their inception through March 31, 2024. The lender has retained its right to exercise the warrants and conversion feature from April 1, 2024 through their expiration. During the year the company paid monthly interest totaling $21,052. Principal balance as of December 31, 2022 and 2021 remains at $315,789. The Original Issue discount was being amortized over the term of the loan of 18 months and was fully during the year ended December 31, 2022. On August 19, 2022, the Company and the April 2021 Investor entered into an extension agreement pursuant to which the parties agreed to extend the maturity date of the April 2021 Note until January 2, 2023. Accrued interest for this note as of March 31, 2024 and December 31, 2023 were $119,674 including default interest of $34,599 and $102,305 including default interest of $25,125, respectively.

On November 18, 2021 (the “Issuance Date”), the Company entered into a Securities Purchase Agreement with an accredited investor (the “November 2021 Investor”) providing for the sale by the Company to the November 2021 Investor of a 10% Senior Secured Convertible Promissory Note in the principal amount of $400,000 (the “November 2021 Note”, and, the “Financing”), to be paid by the November 2021 Investor to the Company in two tranches (each, a “Tranche”). The first Tranche consists of a payment by the November 2021 Investor to the Company on the Issue Date of $200,000, from which the November 2021 Investor retained $5,000 to cover its legal fees. A second Tranche consisting of $200,000 was paid in December 2021, resulting in $395,000 in total proceeds to be received by the Company in the Financing. In addition to the November 2021 Note, the November 2021 Investor also received a common share purchase warrant (the “November 2021 Warrant”, and together with the November 2021 Note, the “Securities”) to acquire 666,667 shares of common stock of the Company. The November 2021 Warrant is exercisable for five years at an exercise price of $0.45. The lender agreed to not exercise any of the warrant and conversion feature from their inception through March 31, 2024. The lender has retained its right to exercise the warrants and conversion feature from April 1, 2024 through their expiration. The closing of the Financing in the amount of $400,000 occurred on December 16, 2021. The maturity date (“Maturity Date”) for each Tranche is at the end of the period that begins from the date each Tranche is paid and ends 12 months thereafter, and interest associated with the November 2021 Note is 10% per annum. Accrued interest for this note as of March 31, 2024 and December 31, 2023 were $148,954 including default interest of $43,825 and $126,954 including default interest of $31,825, respectively.

NOTE 5. NOTES PAYABLE

On January 3, 2020, specific terms were reached between the Company and Pure Energy 714 LLC on the remaining $170,046 of prior advances made to the Company (See Note 5) pursuant to an unsecured demand note entered into between the Company and Pure Energy 714 LLC. The terms call for repayment of the advances including interest on any unconverted principal amount at a rate of 12% per annum and a repayment date on or before June 3, 2021, at the rate of 12% per annum. If the demand note is unpaid by June 3, 2021, default interest of 3% monthly will apply. On January 17, 2020, the Company repaid $20,000 of the principal outstanding reducing the note balance to $150,046. An additional $10,000 was received on March 16, 2021, but subsequently returned in April 20, 2021. Accrued interest on this note totaled $77,017 and $72,515 at March 31, 2024 and December 31, 2023, respectively. The lender agreed to extend the maturity date of the loan to January 1, 2023.

During 2022 and 2023, the Company received proceeds from various loans from Adriatic Advisors LLC. At both March 31, 2024 and December 31, 2023, the Company had $383,146 due to Adriatic Advisors LLC. The notes mature on the earlier of (i) the closing of the Company’s next equity financing, or (ii) six months after the date of issue. At the note holder’s sole election on the maturity date, the note holder may convert the interest accrued on the note into shares of common stock of the Company at $0.05 per share. The lender agreed to extend the maturity dates of any overdue Notes to June 30, 2023. Accrued interest on these notes totaled $127,682 and $110,440 at March 31, 2024 and December 31, 2023, respectively.

NOTE 6. STOCKHOLDERS’ (DEFICIT)

Preferred stock

The Company is authorized to issue 25,000,000 shares of Preferred Stock, par value $.001 per share. As of March 31, 2024 and December 31, 2023, 1,000,000 shares of Series B Preferred Stock were issued and outstanding.

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

On January 23, 2024, the Company sold 480,000 shares of its common stock to an investor for $24,000. The shares were issued on April 2, 2024. (See Note 8)

On February 15, 2024, the Company issued 500,000 shares of its common stock to an investor for $25,000. The shares were issued on April 2, 2024. (See Note 8)

On February 22, 2024, the Company issued 1,000,000 shares of its common stock to an investor for $50,000. The shares were issued on April 2, 2024. (See Note 8)

On February 22, 2024, the Company issued 600,000 shares of its common stock to an investor for $30,000. The shares were issued on April 2, 2024. (See Note 8)

On February 22, 2024, the Company issued 1,000,000 shares of its common stock to an investor for $50,000. The shares were issued on April 2, 2024. (See Note 8)

On March 14, 2024, the Company issued a total of 2,000,000 shares of its common stock to a consultant for services rendered.

On March 28, 2024, the Company entered into a Settlement and Release Agreement with a vendor pursuant to which the vendor agreed to forgive $14,998 (the “Debt Amount”) owed by the Company to the vendor for services rendered to the Company in consideration of an issuance to the vendor of 600,000 shares of common stock of the Company registered on the Form S-8 pursuant to the Plan. No entries were made at March 31, 2024 to record this transaction as the underlying shares were not issued until April 9, 2024. (See Note 8)

On January 5, 2023, the Company issued 771,242 restricted shares of its common stock George Furlan, the Company’s Chief Operating Officer, in full and final settlement of an amount due of $59,000 under Mr. Furlan’s previous employment agreement.

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

In the first quarter of 2024, the Company engaged a consultant pursuant to which the consultant was to receive as consideration for services in accordance with a payment schedule three cash payments of $10,000 for a total of $30,000 and three issuances of 1,000,000 shares of the Company’s common stock for a total of 3,000,000 shares. During the first quarter of 2024, the consultant received two separate cash payments of $10,000 for a total of $20,000 and two separate issuances of 1,000,000 shares of the Company’s common stock. The consultant has not yet received the third cash payment and stock issuance. The Company has not recorded any charge for the third payment as of March 31, 2024.

NOTE 8. SUBSEQUENT EVENTS

The Company has evaluated subsequent events for recognition and disclosure through April 17, 2023, which is the date the financial statements were available to be issued.

On January 23, 2024, the Company sold 480,000 shares of its common stock to an investor for $24,000. The shares were issued on April 2, 2024.

On February 15, 2024, the Company issued 500,000 shares of its common stock to an investor for $25,000. The shares were issued on April 2, 2024.

On February 22, 2024, the Company issued 1,000,000 shares of its common stock to an investor for $50,000. The shares were issued on April 2, 2024.

On February 22, 2024, the Company issued 600,000 shares of its common stock to an investor for $30,000. The shares were issued on April 2, 2024.

On February 22, 2024, the Company issued 1,000,000 shares of its common stock to an investor for $50,000. The shares were issued on April 2, 2024.

On April 9, 2024, the Company issued 600,000 shares of its common stock in settlement of an obligation to a vendor pursuant to which the vendor agreed to forgive $14,998 (the “Debt Amount”) owed by the Company to the vendor for services rendered to the Company in consideration of an issuance to the vendor of 600,000 shares of common stock of the Company registered on the Form S-8 pursuant to the Plan. (See Note 6)

During April 2024, the Company issued 1,000,000 shares of its common stock to the CEO, Dante Jones in lieu of cash payment for services.

On April 10, 2024 the Company issued 1,050,000 shares of its common stock in lieu of cash payment for consulting services.

No other matters were identified affecting the accompanying financial statements and related disclosures.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition of Sentient Brands Holdings Inc. for the three months ended March 31, 2024 and 2023 should be read in conjunction with the Sentient Brands Holdings Inc. unaudited condensed consolidated financial statements and the notes thereto contained elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors, Special Note Regarding Forward-Looking Statements and Business sections in our Form 10-K as filed with the Securities and Exchange Commission on April 17, 2023. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

None

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

RESULTS OF OPERATIONS

Comparison of Results of Operations for the three months ended March 31, 2024 and 2023

Revenue

We did not generate any revenue during the three months ending March 31, 2024. For the first three months of 2023, we generated minimal revenue due to the Company’s reorganization and focus on the development of our new product lines and related marketing preparations.

Operating Expenses

For the three months ended March 31, 2024 and 2023, operating expenses consisted of the following:

	2024	2023
Advertising and Marketing	—	536
General and Administrative	7,886	8,923
Legal and Professional	316,283	25,900
Management Fees	28,600	—

TOTAL OPERATING EXPENSES	352,769	35,359

●

Our advertising and marketing costs mainly include consulting fees for branding, social media and creation of marketing materials for our brand. We curtailed this activity during 2023 as we focused on raising capital and pursued merger activity.

General and administrative fees totaled $7,886 for the three months ended March 31, 2024 representing a decrease of $1,037 compared to the total of $8,923 for the three months ended March 31, 2023. We have implemented austerity measures as we seek additional capital and merger or acquisition opportunities.

●	Legal and professional fees primarily consisted of accounting fees, legal service fees, consulting fees, investor relations and other fees incurred for service related to being a public company. For the three months ended March 31, 2024, professional fees totaled $316,283 which is an increase of $290,383 compared to total expense of $25,900 for the three months ended March 31, 2023. The increase is attributed to the $258,000 non-cash expense of market value of 2,000,000 shares issued to a consultant.

●	Our management fees are comprised mainly of salaries paid to our management staff. For the first three months of 2024, we recorded an expense of $28,600 of management fees for work associated with fund raising and merger activity. No fees were recognized for the first three months of 2023 as the management team waived any fees until the Company either merges with another company or develops a robust revenue stream.

Loss from Operations

The Company’s operating loss for the three-month period ended March 31, 2024 and 2023 was $352,769 and $35,239, respectively. The increase in operating loss of $317,530 was primarily attributed to the non-cash expense related to stock issued for legal services and management fees.

Income Taxes

We did not have any income taxes expense for the three months ended March 31, 2024 and 2023.

Net Loss

Our net loss for the three months period ended March 31, 2023 and 2022 was $416,754 and $75,845, respectively.

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

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At March 31, 2024, we had a cash balance of $67,693. These funds are kept in financial institutions located in United States.

As of March 31, 2024, we had total current assets of $233,033, consisting of $67,693 in cash, $150,000 in inventories and prepaid expenses of $15,340. Our total current liabilities as of March 31, 2024 were $2,348,370 We had a working capital deficit of $2,115,337 as of March 31, 2024.

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

Cash Flows from Operating Activities

Operating activities used $112,606 in cash for the three months ended March 31, 2024, compared with cash used of $10,264 for the three months ended March 31, 2023. Our negative operating cash flow for the three months ended March 31, 2024, was largely the result of our net loss of $416,754 offset by non cash expense for consulting services of $258,000. Our payables for the quarter increased by $52,066. Our negative operating cash flow of $10,264 for the three months ended March 31, 2023, was largely the result of the result our net loss of $75,845 offset by a non cash expense to a vendor of $127,000. Our payables for the quarter decreased by $81,870.

Cash Flows from Financing Activities

There were no cash flow from investment activities for the three months ended March 31, 2024 and 2023.

Cash Flows from Financing Activities

Net cash flows provided by financing activities during the three months ended March 31, 2024, amounted to $179,000 compared with cash flows provided by financing activities of $9,395 for the three months ended March 31, 2023. Our positive cash flows for the three months ended March 31, 2024 consisted of proceeds from the sale of common stock. Our positive cash flows for the three months ended March 31, 2023 consisted of proceeds from short term loans payable.

Going Concern

As of March 31, 2024, we have an accumulated deficit of $3,950,134. Our ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and our ability to achieve and maintain profitable operations. While we are expanding our best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations. These conditions raise substantial doubt about our ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of March 31, 2023, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2024, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described below.

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

Remediation Plan to Address the Material Weaknesses in Internal Control over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Management identified the following three material weaknesses that have caused management to conclude that, as of March 31, 2024, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

1.	We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act as of the period ending March 31, 2024. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.
2.	We do not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.
3.	Effective controls over the control environment were not maintained. Specifically, a formally adopted written code of business conduct and ethics that governs our employees, officers, and directors was not in place. Additionally, management has not developed and effectively communicated to employees its accounting policies and procedures. This has resulted in inconsistent practices. Further, our Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

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

ITEM 1A. RISK FACTORS

Risk factors describing the major risks to our business can be found under Item 1A, “Risk Factors”, in our Annual Report on Form 10-K for the year ended December 31, 2023. There has been no material change in our risk factors from those previously discussed in the Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 23, 2024, the Company sold 480,000 shares of its common stock to an investor for $24,000. The shares were issued on April 2, 2024.

On February 15, 2024, the Company sold 500,000 shares of its common stock to an investor for $25,000. The shares were issued on April 2, 2024.

On February 22, 2024, the Company sold 1,000,000 shares of its common stock to an investor for $50,000. The shares were issued on April 2, 2024.

On February 22, 2024, the Company sold 600,000 shares of its common stock to an investor for $30,000. The shares were issued on April 2, 2024.

On February 22, 2024, the Company sold 1,000,000 shares of its common stock to an investor for $50,000. The shares were issued on April 2, 2024.

On March 14, 2024, the Company issued a total of 2,000,000 shares of its common stock to a consultant for services rendered.

On March 28, 2024, the Company entered into a Settlement and Release Agreement with a vendor pursuant to which the vendor agreed to forgive $14,998 (the “Debt Amount”) owed by the Company to the vendor for services rendered to the Company in consideration of an issuance to the vendor of 600,000 shares of common stock of the Company registered on the Form S-8 pursuant to the Plan. The underlying shares were issued on April 9, 2024. See Note 6 of the accompanying financial statements.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

During the quarter ended March 31, 2024, no director or Section 16 officer adopted or terminated a ny Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements.

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

SENTIENT BRANDS HOLDINGS INC.

Date: May 17, 2024	By:	/s/ Dante Jones
Dante Jones
Interim Chief Executive Officer, Interim President and Director (Principal Executive Officer)

Date: May 17, 2024	By:	/s/ Dante Jones
Dante Jones
Interim Chief Financial Officer (Principal Financial and Accounting Officer)