Form 10-Q
period 2024-09-30
SENTIENT BRANDS HOLDINGS INC.
filed 2024-11-19
CIK 1358633

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 19, 2024, 64,870,518 shares of common stock, par value $0.001 per share, were issued and outstanding.

SENTIENT BRANDS HOLDINGS INC.

FORM 10-Q

September 30, 2024

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

i

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

SENTIENT BRANDS HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2024	December 31, 2023
	Unaudited	Audited
ASSETS
CURRENT ASSETS
Cash	$1,452	$1,299
Prepaid expenses	780	8,453
Inventory	—	150,000
TOTAL CURRENT ASSETS	2,232	159,752

FIXED ASSETS (net of Depreciation)	20,834	23,742
TOTAL ASSETS	$23,066	$183,494

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$817,055	$725,066
Subscriptions payable	105,000	—
Notes payable	544,691	533,191
Convertible Notes Payable	809,047	859,047
TOTAL CURRENT LIABILITIES	2,275,823	2,117,304
TOTAL LIABILITIES	$2,275,823	$2,117,304

STOCKHOLDERS’ DEFICIENCY
Preferred Stock – Par Value of $0.001; 25,000,000 shares authorized; 1,000,000 shares issued and outstanding as of September 30, 2024 and December 31, 2023	1,000	1,000
Common Stock - Par Value of $0.001; 500,000,000 shares authorized; 64,870,518 and 56,140,518 shares issued and outstanding as of September 30, 2024 and December 31, 2023	64,871	56,141
Common Stock to be issued	68,054	—
Additional paid-in capital	2,080,447	1,542,429
Accumulated deficit	(4,467,129)	(3,533,380)
TOTAL STOCKHOLDERS’ DEFICIENCY	(2,252,757)	(1,933,810)
TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIENCY	$23,066	$183,494

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SENTIENT BRANDS HOLDINGS INC.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended September 30		Nine months ended September 30
	2024	2023	2024	2023

Sales	$—	$—	$—	$150
Cost of sales	—	—	—	50

Gross profit (loss)	—	—	—	100

Operating expenses:
Advertising and marketing	—	69	—	1,056
General and administrative	18,766	2,430	43,026	52,698
Legal and professional	40,300	32,417	409,178	64,318
Management fees	19,200	—	140,000	—
Write off excess inventory	150,000	—	150,000	—

TOTAL OPERATING EXPENSES	228,266	34,916	742,204	118,072

LOSS FROM OPERATIONS	(228,266)	(34,916)	(742,204)	(117,972)

Other Income (Expenses)
Interest expense	(63,575)	(42,158)	(191,545)	(124,659)

NET LOSS	$(291,841)	$(77,074)	$(933,749)	$(242,631)

NET LOSS PER COMMON SHARE – BASIC AND DILUTED	$(0.005)	$(0.001)	$(0.015)	$(0.004)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	62,435,195	54,698,779	61,658,870	54,560,699

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENTIENT BRANDS HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY

September 30, 2024 (Unaudited)	Common Stock		Preferred Stock		Common Stock to be	Paid in	Accumulated	Total
	Shares	Amount	Shares	Amount	Issued	Capital	Deficit
Balance - December 31, 2023	56,140,518	56,141	1,000,000	1,000		1,542,429	(3,533,380)	(1,933,810)
Common stock issued for services	2,000,000	2,000				256,000		258,000
Net loss for the three months		—		—		—	(416,754)	(416,754)
Balances March 31, 2024	58,140,518	$58,141	1,000,000	1,000	—	$1,798,429	$(3,950,134)	$(2,092,564)
Common stock issued in payment of past services	600,000	600				14,398		14,998
Common stock issued for services	2,050,000	2,050				80,700		82,750
Common stock sold to investors	3,580,000	3,580				175,420		179,000
Conversion of note payable and accrued interest into Common Stock to be issued					68,054			68,054
Net loss for the three months							(225,154)	(225,154)
Balances June 30, 2024	64,370,518	64,371	1,000,000	1,000	68,054	2,068,947	(4,175,288)	(1,972,916)
Common stock issued in payment of past services	500,000	500				11,500		12,000
Net loss for the three months							(291,841)	(291,841)
Balances September 30, 2024	64,870,518	64,871	1,000,000	1,000	68,054	2,080,447	(4,467,129)	(2,252,757)

September 30, 2023	Common Stock		Preferred Stock		Paid in	Accumulated	Total
	Shares	Amount	Shares	Amount	Capital	Deficit
Balance - December 31, 2022	52,420,387	52,421	1,000,000	1,000	1,359,249	(3,055,646)	(1,642,976)
Common stock issued in payment of past services	1,660,131	1,660			125,340		127,000
Common stock issued for services	500,000	500			13,400		13,900
Net loss for the three months		—		—	—	(75,845)	(75,845)
Balances March 31, 2023	54,580,518	$54,581	1,000,000	1,000	$1,497,989	$(3,131,491)	$(1,577,921)
Net loss for the three months						(89,711)	(89,711)
Balances June 30, 2023	54,580,518	$54,581	1,000,000	1,000	$1,497,989	(3,221,202)	(1,667,632)
Common stock sold to investors	760,000	760			37,240		38,000
Net loss for the three months						(77,074)	(77,074)
Balances September 30, 2023	55,340,518	55,341	1,000,000	1,000	1,535,229	(3,298,277)	(1,706,707)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENTIENT BRANDS HOLDINGS INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the nine months ended
	September 30,
	2024	2023
OPERATING ACTIVITIES:
Net loss	$(933,749)	$(242,631)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation Expenses	2,908	2,909
Common stock issued in payment of past services	26,998	127,000
Write off excess inventory	150,000	—
Common stock issued for services	340,750	13,900
Changes in operating assets and liabilities:
Inventory	—	24,539
Prepaid expenses	7,673	—
Accounts payable and accrued expenses	110,073	13,489
Stock subscription	105,000	—
NET CASH USED IN OPERATING ACTIVITIES	(190,347)	(60,794)
INVESTMENT ACTIVITIES:
Investments	—	—
NET CASH USED IN INVESTMENT ACTIVITIES	—	—
FINANCING ACTIVITIES:
Proceeds (Payment) of loan payable	—	—
Proceeds from short term loan	11,500	22,795
Net proceeds from sale of common stock	179,000	38,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	190,500	60,795
INCREASE (DECREASE) IN CASH	153	1

CASH-BEGINNING OF PERIOD	1,299	1,048
CASH-END OF PERIOD	$1,452	$1,049
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$79,950	$—
Taxes	$—	$—
Supplemental disclosure of non cash financing activity:
Conversion of note payable and accrued interest into Common Stock to be issued	$68,054	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENTIENT BRANDS HOLDINGS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

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

As reflected in the accompanying unaudited consolidated financial statements, the Company had an accumulated deficit of $4,467,129 at September 30, 2024, and had a net loss of $933,749 and net cash flow used in operating activities of $190,347 for the nine months ended September 30, 2024, respectively. The Company has a limited operating history, and its continued growth is dependent upon the continuation of selling its products; hence generating revenues and obtaining additional financing to fund future obligations and pay liabilities arising from normal business operations. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital, implement its business plan, and generate significant revenues. There are no assurances that the Company will be successful in its efforts to generate significant revenues, maintain sufficient cash balance or report profitable operations or to continue as a going concern. The Company plans on raising capital through the sale of equity or debt instruments to implement its business plan. However, there is no assurance these plans will be realized and that any additional financings will be available to the Company on satisfactory terms and conditions, if any.

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

Revenue Recognition

During the nine months ended September 30, 2024 and the year ended December 31, 2023, our revenue recognition policy was in accordance with ASC 606, “Revenue from Contracts with Customers”, which requires the recognition of sales following five steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or as) the entity satisfies a performance obligation.

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

During the nine months ended September 30, 2024 and 2023, there were no stock based awards issued or outstanding.

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

NOTE 3. INVENTORIES

Inventories are stated at the lower of cost and net realizable value. Cost is determined using the moving average method and net realizable value is the estimated selling price less costs of disposal in the ordinary course of business. The cost of inventories includes direct costs plus shipping and packaging materials. At December 31, 2023 based on a sale quote received in April 2024 for its remaining inventory, the Company recorded a charge of $63,477 to write down the inventory to its net realizable value of $150,000. The Company did not consummate a sale of the inventory. As a result, on September 30, 2024, the Company recorded an additional charge of $150,000 reducing the value of the inventory on hand to $0.

As of September 30, 2024 and December 31, 2023, the Company product inventories are contained in a storage and fulfilment center located at City Logistics in Fairfield, NJ.

NOTE 4. CONVERTIBLE NOTES PAYABLE

Since the change of control of the Company in May 2018, the Company received advances from Pure Energy 714 LLC, an unaffiliated entity, totaling $240,803. On March 15, 2019, specific terms were reached on $70,757 of the advances pursuant to an unsecured convertible promissory note entered into between the Company and Pure Energy 714 LLC, the terms call for repayment of the advances including interest on any unconverted principal amount at a rate of 4% per annum and a repayment date on or before August 15, 2022. Additional terms include a voluntary conversion option, pursuant to which Pure Energy 714 LLC may convert any outstanding balance at $0.05 per share into shares of common stock. On January 3, 2020, specific terms were reached on the remaining $170,046 of the advances pursuant to an unsecured demand note. See Note 6. Accrued interest on this note totaled $19,814 including default interest of $6,292 and $16,630 including default interest of $3,108 at September 30, 2024 and December 31, 2023, respectively. The lender agreed to extend the maturity date of the loan to January 1, 2023.

On December 2, 2020, we issued a promissory note to an accredited investor in consideration for $50,000 with interest at the rate of 10% per annum from the issue date, and also issued to the accredited investor a common stock purchase warrant (the “Warrant”) to acquire 400,000 shares of common stock. The Warrant is exercisable for a period of five years at an exercise price of $0.01. This note will mature on the earlier of (i) closing of the next equity financing of at least $1,000,000 or (ii) September 2, 2021 (maturity date). The holder, at its sole election, may convert the interest accrued on this note into shares of stock of the company at $0.20 per share. On November 29, 2021, the Company repaid principal totaling $27,500, reducing the Note balance to $22,500. Accrued interest for this note as of September 30, 2024 and December 31, 2023 were $6,999 and $5,312, respectively. During December 2023, the investor exercised all of the warrants for $4,000.

On December 3, 2020, we issued a convertible debenture to an accredited investor in consideration for $50,000 with interest at the rate of 10% per annum from the issue date, and also issued to the accredited investor a common stock purchase warrant (the “Warrant”) to acquire 400,000 shares of common stock. The Warrant is exercisable for a period of five years at an exercise price of $0.01. This debenture is convertible at the election of the holder into shares of common stock at the price per share equal to 120% of the market price of the Company’s listed common stock on the date of such conversion. Accrued interest for this note as of September 30, 2024 and December 31, 2023 were $18,054 and $15,554, respectively. During December 2023, the investor exercised all of the warrants for $4,000.

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

On April 27, 2021 (the “Issuance Date”), the Company entered into a Securities Purchase Agreement with an accredited investor (the “April 2021 Investor”) providing for the sale by the Company to the April 2021 Investor of a 10% Senior Secured Convertible Promissory Note in the principal amount of $315,789 (the “April 2021 Note”, and the “Financing”). The principal amount of the April 2021 Note includes an Original Issue Discount of $15,789, resulting in $300,000 in total proceeds received by the Company in the Financing. The April 2021 Note is convertible at the option of the April 2021 Investor into shares of common stock of the Company at $0.40 per share. In addition to the April 2021 Note, the April 2021 Investor also received 250,000 shares of common stock of the Company (the “Commitment Shares”), and a common share purchase warrant (the “April 2021 Warrant”, and together with the April 2021 Note and the Commitment Shares, the “Securities”) to acquire 500,000 shares of common stock of the Company. The April 2021 Warrant is exercisable for five years at an exercise price of $0.60. The lender agreed to not exercise any of the warrant and conversion feature from their inception through March 31, 2024. The lender has retained its right to exercise the warrants and conversion feature from April 1, 2024 through their expiration. During the year the company paid monthly interest totaling $21,052. Principal balance as of December 31, 2022 and 2021 remains at $315,789. The Original Issue discount was being amortized over the term of the loan of 18 months and was fully during the year ended December 31, 2022. On August 19, 2022, the Company and the April 2021 Investor entered into an extension agreement pursuant to which the parties agreed to extend the maturity date of the April 2021 Note until January 2, 2023. During June, 2024, the Company made a $30,000 payment that was applied against accrued interest. Accrued interest for this note as of September 30, 2024 and December 31, 2023 were $124,411 including default interest of $47,230 and $102,305 including default interest of $25,125, respectively.

On November 18, 2021 (the “Issuance Date”), the Company entered into a Securities Purchase Agreement with an accredited investor (the “November 2021 Investor”) providing for the sale by the Company to the November 2021 Investor of a 10% Senior Secured Convertible Promissory Note in the principal amount of $400,000 (the “November 2021 Note”, and, the “Financing”), to be paid by the November 2021 Investor to the Company in two tranches (each, a “Tranche”). The first Tranche consists of a payment by the November 2021 Investor to the Company on the Issue Date of $200,000, from which the November 2021 Investor retained $5,000 to cover its legal fees. A second Tranche consisting of $200,000 was paid in December 2021, resulting in $395,000 in total proceeds to be received by the Company in the Financing. In addition to the November 2021 Note, the November 2021 Investor also received a common share purchase warrant (the “November 2021 Warrant”, and together with the November 2021 Note, the “Securities”) to acquire 666,667 shares of common stock of the Company. The November 2021 Warrant is exercisable for five years at an exercise price of $0.45. The lender agreed to not exercise any of the warrant and conversion feature from their inception through March 31, 2024. The lender has retained its right to exercise the warrants and conversion feature from April 1, 2024 through their expiration. The closing of the Financing in the amount of $400,000 occurred on December 16, 2021. The maturity date (“Maturity Date”) for each Tranche is at the end of the period that begins from the date each Tranche is paid and ends 12 months thereafter, and interest associated with the November 2021 Note is 10% per annum. Accrued interest for this note as of September 30, 2024 and December 31, 2023 were $192,954 including default interest of $97,825 and $126,954 including default interest of $31,825, respectively.

NOTE 5. NOTES PAYABLE

On January 3, 2020, specific terms were reached between the Company and Pure Energy 714 LLC on the remaining $170,046 of prior advances made to the Company (See Note 5) pursuant to an unsecured demand note entered into between the Company and Pure Energy 714 LLC. The terms call for repayment of the advances including interest on any unconverted principal amount at a rate of 12% per annum and a repayment date on or before June 3, 2021, at the rate of 12% per annum. If the demand note is unpaid by June 3, 2021, default interest of 3% monthly will apply. On January 17, 2020, the Company repaid $20,000 of the principal outstanding reducing the note balance to $150,046. An additional $10,000 was received on March 16, 2021, but subsequently returned in April 20, 2021. Accrued interest on this note totaled $86,000 and $72,515 at September 30, 2024 and December 31, 2023, respectively. The lender agreed to extend the maturity date of the loan to September 30, 2024.

During 2022 and 2023, the Company received proceeds from various loans from Adriatic Advisors LLC. At both June 30, 2024 and December 31, 2023, the Company had $383,146 due to Adriatic Advisors LLC. The notes mature on the earlier of (i) the closing of the Company’s next equity financing, or (ii) six months after the date of issue. At the note holder’s sole election on the maturity date, the note holder may convert the interest accrued on the note into shares of common stock of the Company at $0.05 per share. The lender agreed to extend the maturity dates of any overdue Notes to June 30, 2023. During June, 2024, the Company made a $49,950 payment that was applied against accrued interest. Accrued interest on these notes totaled $112,215 and $110,440 at September 30, 2024 and December 31, 2023, respectively.

During May 2024, the Company received proceeds of $11,500 from an investor. The note matures on the earlier of (i) the closing of the Company’s next equity financing, or (ii) six months after the date of issue. At the note holder’s sole election on the maturity date, the note holder may convert the interest accrued on the note into shares of common stock of the Company at $0.05 per share. Accrued interest on this note totaled $839 at September 30, 2024.

NOTE 6. STOCKHOLDERS’ (DEFICIT)

Preferred stock

The Company is authorized to issue 25,000,000 shares of Preferred Stock, par value $0.001 per share. As of September 30, 2024 and December 31, 2023, 1,000,000 shares of Series B Preferred Stock were issued and outstanding.

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

On September 20, 2024, the Company issued 500,000 shares of its common stock to a vendor in settlement of a trade payable of $12,000.

There were no other issuances of common stock during the nine months ended September 30, 2024.

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

NOTE 7. DEFERRED INCOME TAXES

The Company’s income tax benefit differs from the expected income tax benefit by applying the U.S. Federal statutory rate of 21% to net income (loss) as follows:

The tax effects of temporary differences that give rise to the Company’s net deferred tax liability as of September 30, 2024 and December 31, 2023 are as follows:

	Nine Months ended September 30,	Year Ended December 31,
	2024	2023
Deferred Tax Assets

Accumulated Deficit (Net Losses Carryforward)	$938,097	$605,817

Less: Valuation Allowance	(938,097)	(605,817)

Deferred Tax Assets - Net	$—	$—

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

During May and August 2024, the company received investment funding totaling $105,000 in exchange for a total of 2,100,000 shares of its common stock. As of September 30, 2024, the Company had not yet issued the shares and instead has recorded a liability of $105,000 for subscriptions payable.

NOTE 9. SUBSEQUENT EVENTS

The Company has evaluated subsequent events for recognition and disclosure through November 19, 2024, which is the date the financial statements were available to be issued.

On October 15, 2024, the Company issued 500,000 shares of its common stock to an accredited investor in connection with a stock purchase by the accredited investor in the amount of $30,000 on February 15, 2024.

On October 28, 2024, the Company entered into a settlement agreement and release with a vendor pursuant to which the vendor agreed to forgive $30,015 owed by the Company to the vendor for services rendered by the vendor to the Company in consideration of an issuance to the vendor of 1,000,000 shares of common stock of the Company. The shares have not yet been issued.

On October 30, 2024, the Company entered into a settlement agreement and release with a vendor pursuant to which the vendor agreed to forgive $9,000 owed by the Company to the vendor for services rendered by the vendor to the Company in consideration of an issuance to the vendor of 300,000 shares of common stock of the Company. The shares have not yet been issued.

On October 17, 2024, the Company sold 1,333,333 shares of its common stock to an accredited investor in consideration for a purchase price of $40,000. The shares have not yet been issued.

On October 17, 2024, the Company sold 333,333 shares of its common stock to an accredited investor in consideration for a purchase price of $10,000. The shares have not yet been issued.

On October 17, 2024, the Company sold 333,333 shares of its common stock to an accredited investor in consideration for a purchase price of $10,000. The shares have not yet been issued.

On October 20, 2024, the Company sold 833,333 shares of its common stock to an accredited investor in consideration for a purchase price of $25,000. The shares have not yet been issued.

On October 28, 2024, the Company sold 1,000,000 shares of its common stock to an accredited investor in consideration for a purchase price of $30,000. The shares have not yet been issued.

On October 28, 2024, the Company sold 666,667 shares of its common stock to an accredited investor in consideration for a purchase price of $20,000. The shares have not yet been issued.

On October 31, 2024, the Company agreed to issue 250,000 shares of its common stock to a consultant in consideration for services rendered. The shares have not yet been issued.

No other matters were identified affecting the accompanying financial statements and related disclosures.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition of Sentient Brands Holdings Inc. for the three and nine months ended September 30, 2024 and 2023 should be read in conjunction with the Sentient Brands Holdings Inc. unaudited condensed consolidated financial statements and the notes thereto contained elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors, Special Note Regarding Forward-Looking Statements and Business sections in our Form 10-K as filed with the Securities and Exchange Commission on April 16, 2024. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

RESULTS OF OPERATIONS

Comparison of Results of Operations for the three months ended September 30, 2024 and 2023

Revenue

We did not generate any revenue during the three months ended September 30, 2024 or 2023, due to the Company’s reorganization and focus on the development of our new product lines and related marketing preparations.

Operating Expenses

For the three months ended September 30, 2024 and 2023, operating expenses consisted of the following:

	2024	2023
Advertising and Marketing	—	69
General and Administrative	18,766	2,430
Legal and Professional	40,300	32,417
Management Fees	19,200	—
Write off excess inventory	150,000	—
TOTAL OPERATING EXPENSES	228,266	34,916

●	Our advertising and marketing costs mainly include consulting fees for branding, social media and creation of marketing materials for our brand. We curtailed this activity during 2023 as we focused on raising capital and pursued merger activity.

●	General and administrative fees totaled $18,766 for the three months ended September 30, 2024 representing an increase of $16,336 compared to the total of $2,430 for the three months ended September 30, 2023. We have implemented austerity measures as we seek additional capital and merger or acquisition opportunities. The current fees relate to office expenses, bank fees, fees associated with public company expenses and some travel costs.

●	Legal and professional fees primarily consisted of accounting fees, legal service fees, consulting fees, investor relations and other fees incurred for service related to being a public company. For the three months ended September 30, 2024, professional fees totaled $40,300 which is an increase of $7,883 compared to total expense of $32,417 for the three months ended September 30, 2023. The increase is attributed to fees incurred as the Company pursues a potential transaction with a third party.

●

Our management fees are comprised mainly of consulting fees paid to our management staff. For the three months ended September 30. 2024, we recorded an expense of $19,200 of management fees for work associated with fund raising and merger activity. No fees were recognized for the three months ended September 30. 2023 as the management team waived any fees until the Company either merges with another company or develops a robust revenue stream.

During the third quarter we determined that our inventory was no longer in saleable condition and we took a charge of $150,000 writing down the balance to $0.

●	Interest expense is related to our convertible and other notes payable. During the three months ended September 30, 2024, interest expense increased by $21,417 compared to the same period in 2023 due to increased borrowings to fund the operation.

Loss from Operations

The Company’s operating loss for the three-month period ended September 30, 2024 and 2023 was $228,266 and $34,916, respectively. The increase in operating loss of $263,182 was primarily attributed to the increased expenses related to the Company pursuing a transaction with a third party.

Income Taxes

We did not have any income taxes expense for the three months ended September 30, 2024 and 2023.

Net Loss

Our net loss for the three months period ended September 30, 2024 and 2023 was $291,841 and $77,074, respectively.

Comparison of Results of Operations for the nine months ended September 30, 2024 and 2023

Revenue

During the nine months ended September 30, 2024 we had no revenue and in 2023, we generated minimal revenue due to the Company’s reorganization and focus on the development of our new product lines and related marketing preparations.

Operating Expenses

For the nine months ended September 30, 2024, and 2023, operating expenses consisted of the following:

	2024	2023
Advertising and Marketing	—	1,056
General and Administrative	43,026	52,698
Legal and Professional	409,178	64,318
Management Fees	140,000	—
Write off excess inventory	150,000	—
TOTAL OPERATING EXPENSES	742,204	118,072

●	Our advertising and marketing costs mainly include consulting fees for branding, social media and creation of marketing materials for our brand. We curtailed this activity during 2023 as we focused on raising capital and pursued merger activity.

●	General and administrative fees totaled $43,026 for the nine months ended September 30, 2024 representing a decrease of $9,672 compared to the total of $52,698 for the nine months ended September 30, 2023. We have implemented austerity measures as we seek additional capital and merger or acquisition opportunities. The current fees relate to office expenses, bank fees, fees associated with public company expenses and some travel costs.

●	Legal and professional fees primarily consisted of accounting fees, legal service fees, consulting fees, investor relations and other fees incurred for service related to being a public company. For the nine months ended September 30, 2024, professional fees totaled $409,178 which is an increase of $344,860 compared to total expense of $64,318 for the nine months ended September 30, 2023. The increase is attributed to the $258,000 non-cash expense of market value of 2,000,000 shares issued to a consultant in the first quarter and professional fees related to the Company’s effort to do a transaction with a third party. Professional fees are mainly for legal, accounting and audit fees.

●

Our management fees are comprised mainly of salaries paid to our management staff. During the nine month period ended September 30, 2024, management fees totaled $140,000. The fees related to our effort to do a transaction with a third party. No fees were recognized for the first nine months of 2023 as the management team waived any fees until the Company either merges with another company or develops a robust revenue stream.

During the third quarter we determined that our inventory was no longer in saleable condition and we took a charge of $150,000 writing down the balance to $0.

●	Interest expense is related to our convertible and other notes payable. During the nine months ended September 30, 2024, interest expense increased by $66,886 compared to the same period in 2023 due to increased borrowings to fund the operation.

Loss from Operations

The Company’s operating loss for the nine month period ended September 30, 2024, and 2023 was $742,204 and $117,972, respectively. The increased in operating loss of $624,232 was primarily attributed to the increased professional fees and management fees as we attempt to do a transaction with a third party.

Income Taxes

We did not have any income taxes expense for the nine months ended September 30, 2024 and 2023.

Net Loss

Our net loss for the nine months period ended September 30, 2024 and 2023 was $933,749 and $242,631, respectively.

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

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At September 30, 2024, we had a cash balance of $1,452. These funds are kept in financial institutions located in United States.

As of September 30, 2024, we had total current assets of $2,232, consisting of $1,452 in cash and prepaid expenses of $780. Our total current liabilities as of September 30, 2024 were $2,275,823. We had a working capital deficit of $2,273,591 as of September 30, 2024.

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

Cash Flows from Operating Activities

Operating activities used $190,347 in cash for the nine months ended September 30, 2024, compared with cash used of $60,794 for the nine months ended September 30, 2023. Our negative operating cash flow for the nine months ended September 30, 2024, was largely the result of our net loss of $933,749 offset by non cash expense for consulting services of $340,750 and an inventory write off of $150,000. Our prepaid expenses decreased by $7,673 and our subscriptions payable for stock purchases increased by $105,000. Our payables for the quarter increased by $110,073. Our negative operating cash flow for the nine months ended September 30, 2023, was largely the result of our net loss of $242,631 offset by non cash depreciation of $2,909 and other noncash activity totaling $140,900. Accounts payable and accrued expenses decreased by $13,489.

Cash Flows from Investing Activities

There were no cash flow from investment activities for the nine months ended September 30, 2024 and 2023.

Cash Flows from Financing Activities

Net cash flows provided by financing activities during the nine months ended September 30, 2024, amounted to $190,500 compared with cash flows provided by financing activities of $60,795 for the nine months ended September 30, 2023. Our positive cash flows for the nine months ended September 30, 2024 consisted of proceeds from the sale of common stock totaling $179,000 and proceeds from a note payable totaling $11,500. Our positive cash flows for the nine months ended September 30, 2023 consisted of proceeds from short term loans payable totaling $22,795 and sales of common stock totaling $38,000.

Going Concern

As of September 30, 2024, we have an accumulated deficit of $4,467,129. Our ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and our ability to achieve and maintain profitable operations. While we are expanding our best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations. These conditions raise substantial doubt about our ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of March 31, 2023, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2024, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described below.

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

Remediation Plan to Address the Material Weaknesses in Internal Control over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Management identified the following three material weaknesses that have caused management to conclude that, as of September 30, 2024, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

1.	We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act as of the period ended September 30, 2024. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

2.	We do not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

3.	Effective controls over the control environment were not maintained. Specifically, a formally adopted written code of business conduct and ethics that governs our employees, officers, and directors was not in place. Additionally, management has not developed and effectively communicated to employees its accounting policies and procedures. This has resulted in inconsistent practices. Further, our Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On September 20, 2024, the Company issued 500,000 shares of its common stock to a vendor in settlement $12,000 owed by the Company to the vendor for services rendered.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

As previously reported, on September 3, 2024, the Company entered into a Share Exchange Agreement (the “Exchange Agreement”) with AIG, F&B, Inc., a Nevada corporation (“AIG”), and the owners (the “AIG Shareholders”) of 100% of the issued and outstanding shares of common stock of AIG (collectively, the “AIG Shares”), pursuant to which, upon the Closing (as defined below), the Company will acquire the AIG Shares from the AIG Shareholders in exchange for shares of common stock of the Company (the “Acquisition Shares”), which such Acquisition Shares will be issued by the Company to the AIG Shareholders in accordance with an Earnout Schedule (as defined below) as set forth in the Exchange Agreement (the “Share Exchange”). The closing of the Share Exchange (the “Closing”) was to take place on or before November 1, 2024 (the “Outside Closing Date”). Effective November 1, 2024, the parties amended the Exchange Agreement to extend the Outside Closing Date to December 31, 2024 (the “New Outside Closing Date”).

The AIG Shareholders represent a group of international, vertically integrated food and beverage manufacturing companies (“AIG Group”), comprising eight factories and 170 distributors across 22 countries, who market and sell products through various U.S. and international big-box retailers and distributors, with several product lines holding Organic and Kosher certifications. In line with its business plan, AIG intends to launch a global, vertically integrated food and beverage manufacturing and distribution business, based on AIG Group’s proven, cash flow-positive product lines and business models. The Company believes that, if the Share Exchange is consummated, AIG’s planned business venture would be synergistic with the Company’s existing product and brand development business and anticipates meaningful operation efficiency through the integration of the two organizations.

Pursuant to the Exchange Agreement, following the Closing, the Acquisition Shares will be issued by the Company to the AIG Shareholders on a quarterly basis over the five (5) year period immediately following the Closing, in accordance with a performance-based Earnout Schedule (the “Earnout Schedule”). Pursuant to the Earnout Schedule, the Acquisition Shares will be issued to the AIG Shareholders (and/or their designees) after achieving certain Company revenue and EBITDA growth for a period of up to five (5) years. The number of Acquisition Shares issued to the AIG Shareholders pursuant to the Earnout Schedule will be based upon the greatest number of Acquisition Shares that would be calculated utilizing three (3) different earnout criteria methods, as follows:

(1) Annual Revenue Growth Method: Acquisition Shares issued = (Company quarterly revenue growth relative to the same quarter in the previous year) / (Company’s trailing average share price over the prior quarter) where Company’s trailing average share price is the average of the closing price of the Company’s share price on its principal market for the quarter. For example: If revenue grows from $5,000,000 in quarter one 2024 to $10,000,000 in quarter one 2025 and the Company’s trailing average share price is $.07, then: $5,000,000/$.07 = 71,428,571 Acquisition Shares to be issued.

(2) EBITDA Method: Acquisition Shares issued = (Five (5) x quarterly EBITDA growth relative to the same quarter in the previous year) / (Company’s trailing average share price over the prior quarter). For example: If EBITDA grows from $200,000 in quarter one 2024 to $500,000 in quarter one 2025 and the Company’s trailing average share price is $.07, then: 5 x $300,000 = $1,500,000/$.07 = 21,428,571 acquisition shares to be issued.

(3) Appraised Value of Rolled-in Assets Method: Acquisition Shares issued = (appraised value of rolled-in assets relative to the same quarter in the previous year) / (Company’s trailing average share price over the prior quarter). For example: If assets in quarter one 2024 were $1,000,000 and assets in quarter one 2025 were $5,000,000 and the Company’s trailing average share price is $.07, then: $4,000,000/$.07 = 57,142,857 Acquisition Shares to be issued.

Issuances of the Acquisition Shares to the AIG Shareholders will commence after the initial two (2) quarters of the Company’s revenue are disclosed in the Company’s periodic reports filed with the Securities and Exchange Commission (“SEC”) on Form 10-Q and 10-K, as applicable, following the Closing. The number of Acquisition Shares will be trued up at the end of the Company’s respective fiscal year (i.e., four (4) quarters of the Company’s revenue divided by the Company’s trailing average share price over the prior year). This calculation will be made prior to the issuance of shares for the fourth quarter of a given year and the number of true up shares will be added or deducted from the amount issued.

The number of Acquisition Shares to be issued to the AIG Shareholders each quarter will be determined by calculating the three (3) above earnout criteria methods. The method which yields the largest number of Acquisition Shares will be utilized for the issuance of the Acquisition Shares to the AIG Shareholders within the applicable quarterly period. The AIG Shareholders must designate any designees or assignees prior to the end of the quarter and must provide documentation sufficient to determine whether or not the designee’s or assignee’s shares are to be aggregated with any other recipient of shares for the purpose of determining the Maximum Issuance (as defined below).

The Acquisition Shares earnout period will last for up to five (5) years, provided, that, in order for Acquisition Shares to be issued to the AIG Shareholders in a given year, the Company’s revenue, with a minimum of 5% EBITDA in such year, must increase over the previous year, and the number of Acquisition Shares to be issued will be based upon such increase. At the end of each fiscal quarter of the Company, the Company will calculate the Acquisition Shares to be issued to the AIG Shareholders using the three above earnout criteria methods. The method resulting in the largest number of Acquisition Shares will be selected for each quarter’s issuance of the Acquisition Shares to the AIG Shareholders. The applicable number of Acquisition Shares shall be transferred to the AIG Shareholders accordingly, subject to the Maximum Issuance.

AIG’s valuation was calculated based upon the AIG’s financial projections which reflect: (i) one times (1x) quarterly revenue within the initial three month period following the Closing, (ii) a minimum of five percent (5%) EBITDA within the initial three month period following the Closing, and (iii) annual revenues for the year ending 2025 in the aggregate amount of $45,000,000, and a minimum of five percent (5%) EBITDA for the year ending 2025.

The number of Acquisition Shares that may be acquired by the AIG Shareholders pursuant to the Earnout Schedule will be limited to the extent necessary to ensure that, following such earnout, the total number of shares of common stock then beneficially owned by such AIG Shareholder and its affiliates and any other persons whose beneficial ownership of the common stock would be aggregated with the AIG Shareholder’s for purposes of Section 13(d) of the Securities Exchange Act of 1934 (“1934 Act”), does not exceed 9.999% of the total number of issued and outstanding shares of common stock (including for such purpose the shares of common stock issuable upon such earnout) (a “Maximum Issuance”). For such purposes, beneficial ownership will be determined in accordance with Section 13(d) of the 1934 Act and the rules and regulations promulgated thereunder. In the case where the number of Acquisition Shares to be issued to an AIG Shareholder would exceed the Maximum Issuance, then the Company will reserve that number of shares in excess of the Maximum Issuance with its Transfer Agent (the “Reserve Shares”) and such Reserve Shares will be issued to the AIG Shareholder at such time that the issuance would not cause such AIG Shareholder to exceed to the 9.999% ownership limit.

Concurrently with the Closing, Dante Jones will resign as an executive officer and director of the Company; George Furlan will be appointed as interim chief executive officer, president and chief financial officer of the Company, and as a non-independent director of the Company; and Eric Bruns and Dionne Pendelton will be appointed as independent directors of the Company. The parties have agreed to indemnify each other for any losses that may be incurred by them as a result of their breach of any of their representations, warranties and covenants contained in the Exchange Agreement. The Exchange Agreement contains customary representations, warranties, covenants and conditions for a transaction of this type for the benefit of the parties. Prior to the Closing, certain parties to the Share Exchange (collectively, the “Lockup Parties”) will be subject to the terms of a lock-up leak-out agreement, which will provide the manner in which such Lockup Parties may sell, transfer or dispose of their shares of common stock during the 12-month period following the Closing.

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

In the event the Closing is consummated on or before the New Outside Closing Date, the shares of common stock to be issued as part of the Share Exchange will be issued pursuant to exemptions from registration provided by Section 4(a)(2) and/or Regulation D of the 1933 Securities Act, as amended.

The representations, warranties and covenants contained in the Exchange Agreement were made only for purposes of such agreement and as of specific dates, were solely for the benefit of the parties to the Exchange Agreement, and may be subject to limitations agreed upon by the contracting parties. Accordingly, the Exchange Agreement is incorporated herein by reference only to provide investors with information regarding the terms of the Exchange Agreement, and not to provide investors with any other factual information regarding the Company, AIG or either of their businesses, and should be read in conjunction with the disclosures in the Company’s periodic reports and other filings with the Securities and Exchange Commission.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Exhibit Description

10.1	Share Exchange Agreement by and between Sentient Brands Holdings Inc., AIG-F&B, Inc., and the owners of the AIG Shares (as defined therein) dated September 3, 2024 (Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on September 9, 2024)
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32*	Certification of Chief Executive Officer & Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

SENTIENT BRANDS HOLDINGS INC.

Date: November 19, 2024	By:	/s/ Dante Jones
Dante Jones
Interim Chief Executive Officer, Interim President and Director (Principal Executive Officer)

Date: November 19, 2024	By:	/s/ Dante Jones
Dante Jones
Interim Chief Financial Officer (Principal Financial and Accounting Officer)