Form 10-K
period 2024-12-31
SENTIENT BRANDS HOLDINGS INC.
filed 2025-04-16
CIK 1358633

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2024

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

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $0.001 per share

(Title of class)

As of June 28, 2024, the last business day of the Registrant’s most recently completed second fiscal quarter, the market value of our common stock held by non-affiliates was $4,312,825.

As of April 15, 2025, there were 115,366,844 shares of common stock, par value $0.001 per share, outstanding.

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

The Company files Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, registration statements and other items with the Securities and Exchange Commission (“SEC”). In this Annual Report on Form 10-K, the language “this fiscal year” or “current fiscal year” refers to the 12-month period ended December 31, 2024.

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

Overview

Sentient Brands is a next-level product development and brand management company with a focus on building innovative brands in the Luxury and Premium Market space. The Company has a Direct-to Consumer business model focusing on, wellness and beauty for conscious consumers. The Company incorporates an omnichannel approach in its marketing strategies to ensure that its products are accessible across both digital and retail channels. The Company develops and nurtures Lifestyle Brands with carefully thought-out ingredients, packaging, fragrance and design. The Company is focused on two key market segments targeting: wellness and responsible luxury, which the Company believes represent unique opportunities for its Oeuvre product line. The Company intends to leverage its in-house innovation capabilities to launch new products that “disrupt” adjacent product categories. We plan to grow by leveraging our deep connections within our existing network and attract consumers through increased brand awareness and investing in unique social media marketing. The Company’s goal is to create customer experiences that have sustainable resonance with consumers and consistently implement strategies that result in long-term profit growth for our investors.

On April 10, 2025, the Company, through its wholly-owned subsidiary AIG F&B, a Nevada corporation (AIGFB) closed the Exchange Agreement (the “Exchange Agreement”) with American Industrial Group, a Florida corporation (“AIG”), which is owned and controlled by its shareholders, and which owns and controls several assets and lines of business of interest to the Company, through its subsidiary, pursuant to which AIGFB will acquire many of those assets and rights of AIG in exchange for acquisition credits, to be ultimately paid by the exchange of those credits for shares of common stock of SNBH (the “Acquisition Credits”). These Acquisition Credits will be issued by SNBH to AIG shareholders and/or their designees in accordance with an Earnout Schedule that was set forth in the Exchange Agreement, as filed with the SEC on April 11, 2025, as an exhibit (10.16) to the Form 8K/A5. Prior to the Closing, certain parties to the Exchange Agreement and large shareholders of the Company (collectively, the “Lockup Parties”) entered into lock-up leak-out agreements, which govern the manner in which such Lockup Parties may sell, transfer or dispose of their shares of common stock during the 21-month period following the Closing.

Principal Products and Services

All of our proprietary formulations contain clean, vegan, ethically and environmentally responsible ingredients. The Company currently has one main product line, and another in development. The Company’s current active product line is Oeuvre.

Oeuvre

Oeuvre - ”A Body of Art” – is a next generation luxury skin care line and lifestyle brand. The foundation of our system of products is our proprietary OE Complex: Botanicals + Gemstones. Each product in the Oeuvre Artistry Collection optimizes three functions: cellular energy, moisture balance, and nutrient utilization. Four products comprise the Oeuvre collection:

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

On April 10, 2025, the Company, through its wholly-owned subsidiary AIG F&B, a Nevada corporation (AIGFB) closed the Exchange Agreement (the “Exchange Agreement”) with American Industrial Group, a Florida corporation (“AIG”), which is owned and controlled by its shareholders, and which owns and controls several assets and lines of business of interest to the Company, through its subsidiary, pursuant to which AIGFB will acquire many of those assets and rights of AIG in exchange for acquisition credits, to be ultimately paid by the exchange of those credits for shares of common stock of SNBH (the “Acquisition Credits”). These Acquisition Credits will be issued by SNBH to AIG shareholders and/or their designees in accordance with an Earnout Schedule that was set forth in the Exchange Agreement, as filed with the SEC on April 11, 2025, as an exhibit (10.16) to the Form 8K/A5. Prior to the Closing, certain parties to the Exchange Agreement and large shareholders of the Company (collectively, the “Lockup Parties”) entered into lock-up leak-out agreements, which govern the manner in which such Lockup Parties may sell, transfer or dispose of their shares of common stock during the 21-month period following the Closing.

Customers

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

The current market is highly competitive, consisting of publicly-trade and privately-owned companies, many of which are more adequately capitalized than the Company.

Industry Overview

The market is expected to grow substantially over the coming years. Arcview Market Research and BDS Analytics are forecasting the combined market to reach nearly $45 billion within the U.S. in the year 2024.

Research and Development

We are continuously in the process of identifying and/or developing potential new products to offer to our customers. Our expenditures on research and development have historically been small and immaterial compared to our other business expenditures. We are currently developing new formulations for additional product lines.

Employees

We believe that our success depends upon our ability to attract, develop and retain key personnel. We currently employ one full-time employees. The Company otherwise currently relies on the services of independent contractors. None of our employees are covered by collective bargaining agreements, and management considers relations with our employees to be in good standing. Although we continually seek to add additional talent to our work force, management believes that it currently has sufficient human capital to operate its business successfully.

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

Historically we have had operating losses and our cash flow has been inadequate to support our ongoing operations. For the year ended December 31, 2024, we had a net loss of $1,136,446, and as of December 31, 2024, we had an accumulated deficit of $4,669,826 and a working capital deficit of $2,291,318. Our ability to fund our capital requirements out of our available cash and cash generated from our operations depends on a number of factors, including our ability to gain market acceptance of our products and continue growing our existing operations. If we cannot generate positive cash flow from operations, we will have to reduce our costs and try to raise working capital from other sources. These measures could materially and adversely affect our ability to execute our operations and expand our business.

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

As noted in our audited financials for the years ended December 31, 2024 and 2023, we’ve sustained recurring operating losses and our accumulated deficit raises substantial doubt about our ability to continue as a going concern. We may not have enough funds to sustain the business until it becomes profitable. Even if we obtain financing, we may not accurately anticipate how quickly we may use the funds and whether these funds are sufficient to bring the business to profitability.

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

The Company’s stock price has fluctuated in the past, has recently been volatile, and may be volatile in the future. During 2024, the highest bid price for our common stock was $0.139 per share, while the lowest bid price during that period was $0.012 per share. The Company may incur rapid and substantial decreases in its stock price in the foreseeable future that are unrelated to its operating performance or prospects. The stock market has experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may experience losses on their investment in the Company’s common stock. The trading price of our common stock could continue to fluctuate widely due to:

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

ITEM 1C. CYBERSECURITY

Not applicable

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

Holders of our Common Stock

As of April 14, 2025, there were approximately 161 stockholders of record of our common stock, and 155,366,844 shares of common stock outstanding. This number does not include shares held by brokerage clearing houses, depositories or others in unregistered form. The stock transfer agent for our securities is Empire Stock Transfer, Inc., 1859 Whitney Mesa Dr., Henderson, NV 89014.

Dividends

The Company has never declared or paid any cash or stock dividends on its common stock. The Company currently intends to retain future earnings, if any, to finance the expansion of its business. As a result, the Company does not anticipate paying any cash dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

On August 16, 2022, the Company adopted that certain Sentient Brands Holdings Inc. 2022 Equity Incentive Plan (the “Plan”). On August 19, 2022 the Company filed a registration statement on Form S-8 (the “Form S-8”) with the Securities and Exchange Commission for the purpose of registering under the Securities Act of 1933, as amended, 5,000,000 shares of common stock are issuable under the Plan.

Recent Sales of Unregistered Securities

On February 6, 2025, the Company issued 1,000,000 shares of its common stock to an individual for consulting services.

On February 6, 2025, the Company issued 2,000,000 shares of its common stock to an individual for consulting services.

On February 11, 2025, the Company issued 3,680,000 shares of its common stock to George Furlan as a bonus related to the merger.

On February 11, 2025, the Company issued 1,700,000 shares of its common stock to James Mansour in full settlement of his amount due for past services.

On February 20, 2025, the Company issued 3,272,031 shares of its common stock to satisfy the previous conversion of debt.

On February 26, 2025, the Company issued 4,181,284 shares of its common stock to Pure Energy in exchange for the cancellation of all debt and related accrued interest.

On February 26, 2025, the Company issued 11,325,837 shares of its common stock to Pure Energy in exchange for the cancellation of all debt and related accrued interest.

On February 27, 2025, the Company issued 1,540,000 shares of its common stock to Grace Court Advisors as a bonus related to the merger.

On March 11, 2025, the Company issued 2,000,000 shares of its common stock to George Furlan as a bonus related to merger services.

On March 11, 2025, the Company issued 1,000,000 shares of its common stock to a service provider for services.

On March 11, 2025, the Company issued 10,467,460 shares of its common stock to Adriatic Advisors in exchange for the cancellation of all debt and related accrued interest. See Note 5.

On March 20, 2025, the Company issued 1,000,000 to an investor who had purchased stock in May 2024, but was not issued at year end.

On April 2, 2025, the Company issued 247,250 shares of its common stock to an individual in exchange for the cancellation of all debt and related accrued interest.

On April 3, 2025, the Company issued 1,032,465 shares of its common stock to an individual in exchange for the cancellation of all debt and related accrued interest.

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

Issuer Purchases of Equity Securities

The Company has not repurchased its securities during the year ended December 31, 2024.

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

Overview

Sentient Brands is a next-level product development and brand management company with a focus on building innovative brands in the Luxury and Premium Market space. The Company has a Direct-to Consumer business model focusing on the integration of wellness and beauty for conscious consumers. The Company incorporates an omnichannel approach in its marketing strategies to ensure that its products are accessible across both digital and retail channels. The Company develops and nurtures Lifestyle Brands with carefully thought-out ingredients, packaging, fragrance and design. Sentient Brands’ leadership team has extensive experience in building world-class brands such as Hugo Boss, Victoria’s Secret, Versace, and Bath & Body Works. The Company is focused on two key market segments targeting: wellness and responsible luxury, which the Company believes represent unique opportunities for its Oeuvre product line. Sentient Brands intends to leverage its in-house innovation capabilities to launch new products that “disrupt” adjacent product categories. We plan to grow by leveraging our deep connections within our existing network and attract consumers through increased brand awareness and investing in unique social media marketing. The Company’s goal is to create customer experiences that have sustainable resonance with consumers and consistently implement strategies that result in long-term profit growth for our investors.

Principal Products and Services

All of our proprietary formulations contain clean, vegan, ethically and environmentally responsible ingredients. The Company currently has one main product line, and another in development. The Company’s current active product line is Oeuvre.

Oeuvre

Oeuvre - ”A Body of Art” – is a next generation luxury skin care line and lifestyle brand. The foundation of our system of products is our proprietary OE Complex: Botanicals + Gemstones formulation. Each product in the Oeuvre Artistry Collection optimizes three functions: cellular energy, moisture balance, and nutrient utilization. Four products comprise the Oeuvre collection:

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

We believe the benefit of onboarding this demographic to Oeuvre are twofold: securing valuable present customers and building relationships and business with those most likely to be amongst the most affluent consumers in the future. By the year 2025, Millennials and Generation Z will represent more than 40% of the overall luxury goods market, according to a report published by Boston Consulting Group. We seek to target such group for the sale of our Oeuvre products.

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

The current market is highly competitive, consisting of publicly-trade and privately-owned companies, many of which are more adequately capitalized than the Company.

Research and Development

We are continuously in the process of identifying and/or developing potential new products to offer to our customers. Our expenditures on research and development have historically been small and immaterial compared to our other business expenditures. We are currently developing new formulations for additional product lines.

Employees

We believe that our success depends upon our ability to attract, develop and retain key personnel. We currently employ one full-time employee. The Company otherwise currently relies on the services of independent contractors. None of our employees are covered by collective bargaining agreements, and management considers relations with our employees to be in good standing. Although we continually seek to add additional talent to our work force, management believes that it currently has sufficient human capital to operate its business successfully.

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

Going Concern

We have a limited operating history, and our continued growth is dependent upon the continuation of selling our products to our customers; hence generating revenues and obtaining additional financing to fund future obligations and pay liabilities arising from normal business operations. We had an accumulated deficit of $4,669,826 and $3,533,380 at December 31, 2024 and 2023, respectively and a working capital deficit of $2,291,318 and $1,957,552 at December 31, 2024 and 2023, respectively. The report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2024 contained an explanatory paragraph regarding our ability to continue as a going concern based upon cash used in operating activities and the current cash balance cannot be projected to cover the operating expenses for the next twelve months from the release date of this report. These factors, among others, raised substantial doubt about our ability to continue as a going concern. Our financial statements appearing elsewhere in this report do not include any adjustments that might result from the outcome of this uncertainty. There are no assurances we will be successful in our efforts to generate significant revenues or report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our company.

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

RESULTS OF OPERATIONS

Comparison of Results of Operations for the Years Ended December 31, 2024 and 2023.

Revenue

We did not generate significant revenue for the years ended December 31, 2024 and 2023.

Operating Expenses

For the years ended December 31, 2024 and 2023:

	2024	2023

Advertising and Marketing	$—	1,057
General and Administrative	79,790	109,533
Legal and Professional	487,196	139,017
Office rent	1,352	1,352
Write down inventory to net realizable value	150,000	—
Management Fees	163,310	—

TOTAL OPERATING EXPENSES	$881,648	$250,959

●	Our advertising and marketing expense mainly includes our costs of branding, design and materials. We have eliminated our marketing activity as we pursue a merger or acquisition
●	Professional fees primarily consisted of the following:

	For the year ended December 31,
	2024	2023
Accounting and Auditing	$95,700	$62,200
Other advisory Services	29,373	16,817
Legal Fees	361,223	60,000
Social Media Consulting	900	—
	$487,196	$139,017

●	Professional fees as a whole increased by $348,179 primarily due to the increased legal and accounting fees related to potential merger activity.

●	Management fees primarily consisted of compensation of our Chief Operating officer and a consultant. The fees increased during 2024 as the Company pursued a merger opportunity. No management fees were taken during 2023.

●	Our general and administrative costs decreased by $29,743, as the Company’s cash restrictions, austerity measures were implemented to reduce expenses until such time as the cash flow improves.

Income (Loss) from Operations

As a result of the foregoing, for the year ended December 31, 2024, loss from operations amounted to $881,648, as compared to loss from operations of $250,859 for the year ended December 31, 2023.

Other Income (Expense)

Other income (expense) was ($254,798) for the year ended December 31, 2024, compared to ($226,875) for the year ended December 31, 2023. The expenses for both years are entirely related to interest expense, including default interest.

Income Taxes

We did not have any income taxes expense for the years ended December 31, 2024 and December 31, 2023.

Net Income (Loss)

Net loss for the years ended December 31, 2024 and 2023 were $1,136,446 and $477,734, respectively. The increase in Net Loss was primarily due to the increased professional fees and management fees as the Company pursues a merger opportunity.

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

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At December 31, 2024 and 2023, we had cash balance of approximately $3,432 and $1,299, respectively. These funds are kept in financial institutions located in United States.

Cash flows from Operating Activities

Operating activities used $323,367 in cash the year ended December 31, 2024, as compared with $68,544 for the year ended December 31, 2023. Our net loss of $1,136,446 is the main component of our negative operating cash flow in 2024. This was offset for non-cash expenses that were paid with the Company’s common stock totaling $380,750 and a write down of our inventory totaling $150,000. In addition our prepaid expenses decreased by $8,453 and accounts payable increased by $149,000. For the year ended December 31, 2023, our net loss of $477,734 is the main component of our negative operating cash flow. This was offset for non-cash expenses that were paid with the Company’s common stock totaling $140,900. In addition, our inventory decreased by $24,539 and accounts payable increased by $184,849. An increase in prepaid expenses used $8,453 of cash.

Cash flows from Investing Activities

There are no Investing activities in for the year ended December 31, 2024 or 2023.

Cash flows from Financing Activities

Cash flows provided by financing activities during the year ended December 31, 2024 amounted to $325,500 as compared with $68,795 for the year ended December 31, 2023. During 2024, we received net proceeds from short term loans totaling $11,500. We also received $314,000 from the sale of common stock. During 2023, we received net proceeds from short term loans totaling $22,795. We also increased our stock subscription payable for $85,000. During 2023, we also received $38,000 from the sale of common stock and $8,000 from the exercise of warrants to purchase common stock.

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

Going Concern

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. During the year ended December 31, 2024, the Company incurred a net loss of $1,136,446. The Company had an accumulated deficit of $4,669,826 and a working capital deficit of $2,206,318 and $1,957,552 as of December 31, 2024 and 2023, respectively. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the 1934 Act, as of the end of the period covered by this report. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that our disclosure controls and procedures were ineffective as of December 31, 2024.

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

With the participation of our Chief Executive Officer and Chief Financial Officer (principal financial officer), our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2024 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation and the material weaknesses described below, management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2024 based on the COSO framework criteria. Management has identified control deficiencies as follows:

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

In light of this material weakness, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the year ended December 31, 2024 included in this Annual Report on Form 10-K were fairly stated in accordance with US GAAP. Accordingly, management believes that despite our material weaknesses, our consolidated financial statements for the year ended December 31, 2024 are fairly stated, in all material respects, in accordance with US GAAP.

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

Changes in Internal Controls

During the year ended December 31, 2024, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the names and positions of our current executive officers and directors as of April 11, 2025.

Name	Age	Position
Dante Jones	44	Interim Chief Executive Officer, Interim President, Interim Chief Financial Officer, Interim Treasurer, Interim Secretary, and Director
George Furlan	68	Chief Operating Officer

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

Composition of our Board of Directors

Our board of directors currently consists of a sole member. Our present directors and our former directors are not considered independent. Our directors hold office until their successors have been elected and qualified or until the earlier of their death, resignation, or removal. There are no family relationships among any of our directors or executive officers.

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

Indemnification of Directors and Officers

Our directors and executive officers are indemnified as provided by the NEVADA law and our Bylaws. These provisions state that our directors may cause us to indemnify a director or former director against all costs, charges and expenses, including an amount paid to settle an action or satisfy a judgment, actually and reasonably incurred by him as a result of him acting as a director. The indemnification of costs can include an amount paid to settle an action or satisfy a judgment. Such indemnification is at the discretion of our board of directors and is subject to the Securities and Exchange Commission’s policy regarding indemnification.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, requires our directors, executive officers and persons who own more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other of our equity securities. During the year ended December 31, 2024, our officers, directors and 10% stockholders made the required filings pursuant to Section 16(a).

ITEM 11. EXECUTIVE COMPENSATION

Executive Officers’ Compensation

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by the Company during the fiscal years ended December 31, 2024 and December 31, 2023, in all capacities for the accounts of our executive officers, including the Chief Executive Officer.

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary	Stock Award	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Non- Qualified Deferred Compensation Earnings	All Other Compensation	Total
		($)	($)	($)	($)	($)	($)	($)

Dante Jones,	2023	0	0	0	0	0	0	0
Interim CEO, Interim President and Interim CFO	2024	0	0	0	0	0	0	0

George Furlan, COO	2023	0	0	0	0	0	0	0
	2024	0	0	0	0	0	0	0

The following table sets forth the cash and non-cash compensation for the fiscal years ended December 31, 2024 and 2023, awarded to or earned by Mr. Jones, Sentient Brand’s principal executive officer.

Name and Principal Position	Fiscal Year	Salary	Stock Award	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Non- Qualified Deferred Compensation Earnings	All Other Compensation	Total
		($)	($)	($)	($)	($)	($)	($)
Dante Jones,	2023	0	0	0	0	0	0	0
President	2024	0		0	0	0	0	0

Outstanding Equity Awards at Fiscal Year-End Table

The Company did not issue equity awards during the year ended December 31, 2024.

Employment Agreements

None.

Grants of Plan Based Awards

We did not make any plan-based equity or non-equity awards grants to named executives during the years ended December 31, 2024 and 2023.

Option Exercises

There were no options exercised by our named officers during the years ended December 31, 2024 and 2023.

Compensation of Directors

We have no non-executive directors. Our directors did not earn compensation for the years ended December 31, 2024 and 2023.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information, as of April 10, 2025, with respect to the beneficial ownership of the outstanding common stock by (i) any holder of more than five (5%) percent; (ii) each of the Company’s executive officers and directors; and (iii) the Company’s directors and executive officers as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned.

Name of Beneficial Owner (1)	Common Stock Beneficially Owned (9)	Percentage of Common Stock (2)
Officers and Directors
George Furlan * (3)	11,080,063	9.60
Dante Jones * (4)	2,263,798	1.96
All officers and directors as a group (3 persons)	13,343,861	11.56
5% Stockholders
Pure Energy 714 LLC (8)	15,987,121	13.86
Adriatic Advisors (6)	10,467,460	9.07
Principal Holdings Company (5)	8,692,187	7.53%
James Mansour (7)	6,728,821	5.83

*	Officer and/or director of the Company

(1)	Except as otherwise indicated, the address of each beneficial owner is c/o Sentient Brands Holdings Inc., 590 Madison Avenue, 21st Floor, New York, NY 10022.

(2)

Applicable percentage ownership is based on 115,366,844 shares of common stock outstanding as of April 14, 2025, together with securities exercisable or convertible into shares of common stock within 60 days of April 14, 2025 for each stockholder. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of April 14, 2024 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(3)	On December 26, 2019, the Company and George Furlan entered into a Restricted Stock Purchase Agreement pursuant to which the George Furlan purchased from the Company an aggregate of 718,403 restricted shares of common stock (the “Furlan Shares”) at $0.01186 per share, subject to vesting, in consideration of an aggregate purchase price of $8,520.26. All of the Furlan Shares have vested.

(4)	Dante Jones received 109,114 shares of common stock of the Company in connection with the Agreement and Plan of Reorganization entered into and closed between the Company and Jaguaring Company, d/b/a Cannavolve, on February 14, 2020. On January 5, 2023, the Company issued 500,000 shares of common stock to Mr. Jones in consideration of his appointment as the Interim Chief Executive Officer, Interim President, Interim Chief Financial Officer, Interim Treasurer and Interim Secretary of the Company.

(5)	Principal Holdings Company is owned and controlled by Jelena Vadanjel.

(6)	Adriatic Advisors LLC is owned and controlled by Jelena Vadanjel.

(7)	On January 8, 2020, the Company entered into an Executive Consulting Agreement (the “Mansour Agreement”) with James Mansour pursuant to which Mr. Mansour was appointed as an Executive Consultant. Concurrently with the Mansour Agreement, the Company and Mr. Mansour entered into a into a Restricted Stock Agreement (the “RPSA”) to purchase 718,403 shares of the Company’s common stock at a purchase price of $0.01186 per share (the “Mansour Shares”), subject to vesting as follows: 359,201 Mansour Shares vested upon execution of the agreement and the remaining 359,202 Mansour Shares were to vest quarterly at 29,993 shares at the end of each quarter. On June 3, 2022, Mr. Mansour and the Company mutually terminated the Mansour Agreement (the “Mansour Agreement Termination”). As a result of the Mansour Agreement Termination, and pursuant to the terms of the RPSA, no unvested Mansour Shares vested to Mr. Mansour subsequent to the Mansour Agreement Termination. Accordingly, the vesting of Mansour Shares ceased as of the date of the Mansour Agreement Termination, resulting in a total of 628,598 vested Mansour Shares as of the date of the Mansour Agreement Termination. In addition, on November 21, 2022, the Board of Directors of the Company terminated James Mansour as the Chief Marketing Officer of the Company.

(8)	Pure Energy 714 LLC is owned and controlled by Louis Sorrentino.

(9)	On March 2, 2021, the Company effected a 7:1 forward stock split of its issued and outstanding shares of common stock. All shares of common stock reflected in the above table are accounted for on a post-forward split basis.

No Director, executive officer, affiliate or any owner of record or beneficial owner of more than 5% of any class of voting securities of the Company is a party adverse to the Company or has a material interest adverse to the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The following includes a summary of transactions since the beginning of the 2024 fiscal year, or any currently proposed transaction, in which the Company was or is to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of their total assets at year-end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest (other than compensation described under “Executive Compensation”). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

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

The following is a summary of the fees billed to the Company for professional services rendered for the fiscal years ended December 31, 2024 and 2023.

	2024	2023
Audit Fees - Victor Mokuolu, CPA LLC	$19,000	$12,750
Audit Related Fees - Victor Mokuolu, CPA LLC	—	—
Tax Fees	—	—
All Other Fees	—	—
Totals	$19,000	$12,750

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

ALL OTHER FEES. Consists of fees for products and services other than the services reported above. There were no management consulting services provided in fiscal 2024 or 2023.

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

ITEM 15. EXHIBITS

Exhibit No.	Exhibit Description

2.1	Reorganization Agreement between Intelligent Buying Inc. and Jaguaring Company d/b/a Cannavolve, and the Cannavolve shareholders listed in the agreement, dated March 13, 2019 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 19, 2019).

2.2	Amended Reorganization Agreement between Intelligent Buying Inc. and Jaguaring Company d/b/a Cannavolve and the Cannavolve shareholders listed in the agreement, dated April 27, 2019 (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 6, 2019).

2.3	Amendment No. 1 to Reorganization Agreement between Intelligent Buying Inc. and Jaguaring Company d/b/a Cannavolve, and the Cannavolve shareholders listed in the agreement, dated April 27, 2019 (incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed with the SEC on May, 6 2019).

2.4	Second Amended Agreement and Plan of Reorganization between Intelligent Buying Inc. and Jaguaring Company d/b/a Cannavolve Holdings, the Cannavolve Shareholders listed in the agreement dated January 2, 2020 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 8, 2020).

2.5	Termination Agreement of the Reorganization between Intelligent Buying Inc. and Jaguaring Company d/b/a Cannavolve Holdings, the Cannavolve Shareholders listed in the agreement dated February 12, 2020. (Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 14, 2020).

2.6	Agreement and Plan of Reorganization by and among Intelligent Buying Inc., Jaguaring Company d/b/a Cannavolve Holdings and the Cannavolve Shareholders listed in the agreement dated February 14, 2020. (Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 14, 2020).

2.7	Form of Agreement and Plan of Merger by and among Sentient Brands Holdings Inc., a California corporation, and Sentient Brands Holdings Inc., a Nevada corporation, dated January 28, 2021.

3.1	Articles of Incorporation of Intelligent Buying Inc. and Certificate of Amendment of Articles of Incorporation of Intelligent Buying, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form SB-2 filed with the SEC on April 17, 2006).

3.2	Bylaws of Intelligent Buying, Inc. (Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 14, 2020).

3.3	Certificate of Determination for Series A Convertible Preferred Stock of Intelligent Buying, Inc. (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form SB-2 filed with the SEC on April 17, 2006).

3.4	Certificate of Determination for Series B Preferred Stock of Intelligent Buying, Inc. (Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 14, 2020).

3.5	Certificate of Amendment of Articles of Incorporation of Intelligent Buying Inc., a California corporation. (Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on March 3, 2021).

3.6	Articles of Incorporation of Sentient Brands Holdings Inc., a Nevada corporation. (Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on March 3, 2021).

3.7	Bylaws of Sentient Brands Holdings Inc., a Nevada corporation. (Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on March 3, 2021).

4.1	Form of 10% Promissory Note of Intelligent Buying, Inc. issued to an accredited investor dated December 2, 2020.

4.2	Form of Securities Purchase Agreement by and among Intelligent Buying, Inc. and an accredited investor dated December 2, 2020.

4.3	Form of Stock Purchase Warrant of Intelligent Buying, Inc. issued to an accredited investor dated December 2, 2020.

4.4	Form of Stock Pledge Agreement issued by an affiliate of Intelligent Buying, Inc. to an accredited investor dated December 2, 2020.

4.5	Form of 10% Convertible Debenture of Intelligent Buying, Inc. issued to an accredited investor dated December 3, 2020

4.6	Form of Securities Purchase Agreement by and among Intelligent Buying, Inc. and an accredited investor dated December 3, 2020.

4.7	Form of Stock Purchase Warrant of Intelligent Buying, Inc. issued to an accredited investor dated December 3, 2020.

4.8	Form of Securities Purchase Agreement. (Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on May 3, 2021).

4.9	Form of Senior Secured Convertible Promissory Note. (Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on May 3, 2021).

4.10	Form of Common Share Purchase Warrant. (Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on May 3, 2021).

4.11	Form of Pledge and Security Agreement. (Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on May 3, 2021).

4.12	Form of 18% Promissory Note of Sentient Brands Holdings Inc. issued to an accredited investor dated September 23, 2021. (Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on November 22, 2021).

4.13	Form of Securities Purchase Agreement by and among Sentient Brands Holdings Inc. and an accredited investor dated November 18, 2021. (Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on November 22, 2021).

4.14	Form of Senior Secured Convertible Promissory Note issued to an accredited investor dated November 18, 2021. (Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on November 22, 2021).

4.15	Form of Common Share Purchase Warrant issued to an accredited investor dated November 18, 2021. (Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on November 22, 2021).

4.16	Form of Pledge and Security Agreement by and among Sentient Brands Holdings Inc. and an accredited dated November 18, 2021. (Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on November 22, 2021).

4.17	Settlement Agreement and Release by and among Sentient Brands Holdings Inc., and Anthony L.G., PLLC and Laura Anthony, Esq. dated August 16, 2022 (Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on August 22, 2022).

4.18	Sentient Brands Holdings Inc. 2022 Equity Incentive Plan (incorporated by reference to Exhibit 99.1 on Form S-8 (File No. 333-266997) filed on August 19, 2022).

4.19	Extension Agreement by and among Sentient Brands Holdings Inc. and an accredited investor dated August 19, 2022 (Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on August 22, 2022).

4.20	Form of Common Share Purchase Warrant issued to an accredited investor dated August 19, 2022 (Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on August 22, 2022).

4.21	Form of Agreement by and among Sentient Brands Holdings Inc. and an accredited investor dated August 19, 2022 (Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on August 22, 2022).

10.1	Convertible Promissory Note of Intelligent Buying Inc. issued to PureEnergy714 LLC2019 (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 19, 2019).

10.2	Convertible Promissory Note issued by Jaguaring, Inc. d/b/a Cannavolve (incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed with the SEC on March 19, 2019).

10.3	Form of Subscription Agreement for Rule 506 Offering. (Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 14, 2020).

10.4#	Executive Consulting Agreement between Intelligent Buying, Inc. and James Mansour dated January 8, 2020. (Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 14, 2020).

10.5#	Employment Agreement between Intelligent Buying, Inc. and George V. Furlan dated December 2019. (Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 14, 2020).

10.6	Independent Contractor Agreement between Jaguaring Inc. d/b/a Cannavolve and Dante Jones dated May 1, 2019. (Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 14, 2020).

10.7	Office Agreement for Jaguaring Inc. d/b/a Cannavolve dated May 23, 2018. (Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 14, 2020).

10.8	Promissory Note issued by Jaguaring Inc. d/b/a Cannavolve dated June 6, 2019. (Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 14, 2020).

10.9	Employment Agreement between Intelligent Buying, Inc. and Gregg Templeton dated February 28, 2019. (Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 14, 2020).

10.10	Office Agreement for Jaguaring Inc. d/b/a Cannavolve dated May 23, 2018. (Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 14, 2020).

10.11	Promissory Note issued by Jaguaring Inc. d/b/a Cannavolve dated June 11, 2019. (Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 14, 2020).

10.12	Promissory Note issued by Jaguaring Inc. d/b/a Cannavolve dated June 6, 2019. (Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 14, 2020).

10.13#	Restricted Stock Purchase Agreement between Intelligent Buying, Inc. and James Mansour.

10.14#	Restricted Stock Purchase Agreement between Intelligent Buying, Inc. and George Furlan. (Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 14, 2020).

10.15	Share Exchange Agreement dated as of May 28, 2020 by and among Intelligent Buying Inc., and the shareholders of Jaguaring Company d/b/a Cannavolve Holdings. (Incorporated by reference to the Form 10-K Annual Report filed with the Securities and Exchange Commission on May 29, 2020).

10.16	Share Exchange Agreement dated as of April 10, 2025 by and among Sentient Brands Holdings, Inc., AIG-F&B, Inc. and the owners of AIG. (Incorporated by reference to the Form 8-KA5 filed with the Securities and Exchange Commission on April 11, 2025).

14.1	Code of Ethics of Intelligent Buying, Inc. (incorporated by reference to Exhibit 14.1 to the Company’s Registration Statement on Form SB-2 filed with the SEC on April 17, 2006).

16.1	Letter from Boyle CPA, LLC (Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on November 18, 2022).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer & Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

#	Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sentient Brands Holdings Inc.

Dated: April 15, 2025	By:	/s/ George Furlan
George Furlan
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

SIGNATURE	TITLE	DATE

/s/ George Furlan	Chief Executive Officer, Interim President, Interim Chief Financial Officer, and Director	April 15, 2025
George Furlan	(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

SENTIENT BRANDS HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024 and 2023

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

Sentient Brands Holdings Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Sentient Brands Holdings Inc. (the “Company”) as of December 31, 2024, and December 31, 2023, the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”).

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and December 31, 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company's ability to continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has suffered recurring operating losses, and had an accumulated deficit of $4,669,826 and $3,533,380 as of December 31, 2024, and December 31, 2023 respectively. The Company also had a working capital deficit of $2,206,318 and $1,957,552 as of December 31, 2024, and December 31, 2023 respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

Emphasis of Matters

As discussed in Note 4, Inventories, to the consolidated financial statements, the Company has written down the entire value of Inventory of $150,000 during the year ended December 31, 2024. Our opinion is not modified in respect of this matter.

As discussed in Note 8, Commitments and Contingencies, to the consolidated financial statements, the Company is currently involved in a wage dispute with a former contractor dating back to the third quarter of 2020. Neither party has initiated legal action at this time. The former contractor’s claims is $184,000 and the Company has reserved for the contingency in the amount of $54,000. Our opinion is not modified in respect of this matter.

We have served as the Company’s auditor since 2023.

VICTOR MOKUOLU CPA PLLC
Houston, Texas

April 15, 2025 PCAOB ID: 6771

SENTIENT BRANDS HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2024	December 31, 2023
ASSETS
CURRENT ASSETS
Cash	$3,432	$1,299
Prepaid expenses	—	8,453
Inventory, net of reserve to net realizable value of $213,477 and $63,477, respectively	—	150,000
TOTAL NET CURRENT ASSETS	3,432	159,752
FIXED ASSETS (net of Depreciation)	19,864	23,742
TOTAL ASSETS	$23,296	$183,494
LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$856,012	$725,066
Notes payable	544,691	533,191
Convertible Notes Payable	809,047	859,047
TOTAL CURRENT LIABILITIES	2,209,750	2,117,304
TOTAL LIABILITIES	2,209,750	2,117,304
STOCKHOLDERS’ DEFICIT
Preferred Stock – Par Value of $0.001; 25,000,000 shares authorized; 1,000,000 shares issued and outstanding as of December 31, 2024 and 2023	1,000	1,000
Common Stock - Par Value of $0.001; 500,000,000 shares authorized; 70,920,517 and 56,140,518 shares issued and outstanding as of December 31, 2024 and 2023, respectively	70,921	56,141
Common Stock to be issued	153,054	—
Additional paid-in capital	2,258,397	1,542,429
Accumulated deficit	(4,669,826)	(3,533,380)
TOTAL STOCKHOLDERS’ DEFICIT	(2,186,454)	(1,933,810)
TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$23,296	$183,494

The accompanying notes are an integral part of these consolidated financial statements

SENTIENT BRANDS HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended December 31,
	2024	2023
REVENUES:
TOTAL REVENUES	$—	$150
Cost of sales	—	50

Gross (Loss) Profit	—	100

Operating Expenses
General and Administrative	81,142	111,942
Legal and Professional	487,196	139,017
Management Fees	163,310	—
Write off excess inventory	150,000	—

TOTAL OPERATING EXPENSES	881,648	250,959

LOSS FROM OPERATIONS	(881,648)	(250,859)

Other Income (Expenses)
Interest expense	(254,798)	(226,875)
Discount amortization	—	—
Other income	—	—

NET LOSS	$(1,136,446)	$(477,734)

NET LOSS PER COMMON SHARE – BASIC AND DILUTED	$(0.018)	$(0.009)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	62,697,594	54,805,831

The accompanying notes are an integral part of these consolidated financial statements

SENTIENT BRANDS HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended
	December 31,
	2024	2023
OPERATING ACTIVITIES:
Net loss	$(1,136,446)	$(477,734)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	3,878	3,878
Inventory write down to net realizable value	150,000	63,477
Stock issued for services rendered	380,750	13,900
Stock issued for payment to vendor	35,998	127,000
Changes in operating assets and liabilities:
Inventory	—	24,539
Prepaid expenses	8,453	(8,453)
Accounts payable and accrued expenses	149,000	184,849
NET CASH USED IN OPERATING ACTIVITIES	(408,367)	(68,544)
INVESTMENT ACTIVITIES:
Purchase of office equipment	—	—
NET CASH USED IN INVESTMENT ACTIVITIES	—	—
FINANCING ACTIVITIES:
Proceeds (Payment) of loan payable	—	—
Proceeds from short term loan	11,500	22,795
Net proceeds from issuance of common stock	314,000	38,000
Stock subscription	85,000	—
Proceeds from exercise of wants to purchase common stock	—	8,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	410,500	68,795
INCREASE (DECREASE) IN CASH	2,133	251
CASH-BEGINNING OF PERIOD	1,299	1,048
CASH-END OF PERIOD	$3,432	$1,299
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$79,950	$—
Taxes	$—	$—
Supplemental disclosure of non cash financing activity:
Conversion of note payable and accrued interest into Common Stock to be issued	$68,054	$—

The accompanying notes are an integral part of these consolidated financial statements

SENTIENT BRANDS HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
For the Years Ended
December 31, 2024 and 2023

December 31, 2024	Common Stock		Preferred Stock		Common stock to be	Paid in	Accumulated
	Shares	Amount	Shares	Amount	issued	Capital	Deficit	Total
Balance - December 31, 2023	56,140,518	56,141	1,000,000	1,000	—	1,542,429	(3,533,380)	(1,933,810)
Common stock sold to investors	8,579,999	8,580				317,420		326,000
Common stock issued for services rendered	5,900,000	5,400				375,450		380,850
Note payable and accrued interest converted to common stock	—	—			68,054	—		68,054
Subscription payable	—	—	—	—	85,000	—	—	85,000
Common stock issued to vendor in lieu of payment	800,000	800				23,800		23,898
Net loss		—		—			(1,136,446)	(1,136,446)
Balances December 31, 2024	70,920,517	$70,921	1,000,000	1,000	153,054	$2,258,397	$(4,669,826)	$(2,186,454)

December 31, 2023	Common Stock		Preferred Stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance - December 31, 2022	52,420,387	52,421	1,000,000	1,000	1,359,249	(3,055,646)	(1,642,976)
Common stock issued for services rendered	500,000	500			13,400		13,900
Common stock sold to investors	760,000	760			37,240		38,000
Exercise warrants to purchase common stock	800,000	800			7,200		8,000
Common stock issued to vendor in lieu of payment	1,660,131	1,660			125,340		127,000
Net loss		—		—		(477,734)	(477,734)
Balances December 31, 2023	56,140,518	$56,141	1,000,000	1,000	$1,542,429	$(3,533,380)	$(1,933,810)

The accompanying notes are an integral part of these consolidated financial statements

SENTIENT BRANDS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2024 AND 2023

NOTE 1. ORGANIZATION AND NATURE OF OPERATIONS

Business description

The financial statements presented are those of Sentient Brands Holdings Inc. (the “Company”). The Company was incorporated under the laws of the State of California on March 22, 2004, and, until October 2016, the Company was in the business of media advertising and acquiring high-end computer and networking equipment from resellers and end-users and then reselling this equipment at discounted prices. The Company is currently in the business of product development and brand management with a focus on building innovative brands in the Luxury and Premium Market space. The Company has a Direct-to Consumer business model focusing on wellness and beauty for conscious consumers. The Company incorporates an omnichannel approach in its marketing strategies to ensure that its products are accessible across both digital and retail channels. The Company develops Lifestyle Brands with carefully thought-out ingredients, packaging, fragrance and design. The Company’s leadership team has extensive experience in building world-class brands such as Hugo Boss, Victoria’s Secret, Versace, and Bath & Body Works. The Company is focused on two key market segments targeting: wellness and responsible luxury, which the Company believes represent unique opportunities for its Oeuvre product line. The Company intends to leverage its in-house innovation capabilities to launch new products that “disrupt” adjacent product categories. The Company plans to grow by leveraging its deep connections within its existing network and attract consumers through increased brand awareness and investing in unique social media marketing. The Company’s goal is to create customer experiences that have sustainable resonance with consumers and consistently implement strategies that result in long-term profit growth.

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

Revenue Recognition

During the years ended December 31, 2024 and 2023, our revenue recognition policy was in accordance with ASC 606, “Revenue from Contracts with Customers”, which requires the recognition of sales following five steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or as) the entity satisfies a performance obligation.

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

During the years ended December 31, 2024, and 2023, there were no stock based awards issued or outstanding.

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

Income Taxes

The Company’s income tax benefit differs from the expected income tax benefit by applying the U.S. Federal statutory rate of 21% to net income (loss) as follows:

The tax effects of temporary differences that give rise to the Company’s net deferred tax liability as of December 31, 2024 and 2023 are as follows:

	Year Ended December 31
	2024	2023
Deferred Tax Assets

Net Operating Losses	$980,663	$605,817

Less: Valuation Allowance	(980,663)	(605,817)

Deferred Tax Assets - Net	$—	$—

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

Segment Reporting

The Company applies ASC 280, Segment Reporting, in determining reportable segments for its financial statement disclosure. Operating segments are defined as components of an entity for which separate financial information is available and that is regularly reviewed by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources to an individual segment and in assessing performance. The Company’s CODM is its Chief Executive Officer (“CEO”). The Company has determined that it operates as a single operating segment and has one reportable segment.

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

NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred losses since inception and has an accumulated deficit of $4,669,826 and $3,533,380 as of December 31, 2024 and 2023 respectively. The Company has a working capital deficit of $2,206,318 and $1,957,552 at December 31, 2024 and 2023, respectively. The Company currently has limited liquidity and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. These factors among others, raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that may result from the outcome of these uncertainties. The Company will require additional financing moving forward and is pursuing various strategies to accomplish this, including seeking equity funding and/or debt funding from private placement sources. Although management believes that it will be able to obtain the necessary funding to allow the Company to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.

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

As of December 31, 2024 and December 31, 2023, the Company product inventories are contained in a storage and fulfilment center located at City Logistics in Fairfield, NJ.

NOTE 5. CONVERTIBLE NOTES PAYABLE

Since the change of control of the Company in May 2018, the Company received advances from Pure Energy 714 LLC, an unaffiliated entity, totaling $240,803. On March 15, 2019, specific terms were reached on $70,757 of the advances pursuant to an unsecured convertible promissory note entered into between the Company and Pure Energy 714 LLC, the terms call for repayment of the advances including interest on any unconverted principal amount at a rate of 4% per annum and a repayment date on or before August 15, 2022. Additional terms include a voluntary conversion option, pursuant to which Pure Energy 714 LLC may convert any outstanding balance at $0.05 per share into shares of common stock. On January 3, 2020, specific terms were reached on the remaining $170,046 of the advances pursuant to an unsecured demand note. See Note 6. Accrued interest on this note totaled $20,875 including default interest of $7,353 at December 31, 2024 and $16,630 including default interest of $3,108 at December 31, 2023. On February 26, 2025, the lender converted 100% of the debt and all of the accrued interest into 4,181,284 shares of the Company’s common stock.

On December 2, 2020, we issued a promissory note to an accredited investor in consideration for $50,000 with interest at the rate of 10% per annum from the issue date, and also issued to the accredited investor a common stock purchase warrant (the “Warrant”) to acquire 400,000 shares of common stock. The Warrant is exercisable for a period of five years at an exercise price of $0.01. This note will mature on the earlier of (i) closing of the next equity financing of at least $1,000,000 or (ii) September 2, 2021 (maturity date). The holder, at its sole election, may convert the interest accrued on this note into shares of stock of the company at $0.20 per share. On November 29, 2021, the Company repaid principal totaling $27,500, reducing the Note balance to $22,500. Accrued interest for this note as of December 31, 2024 and 2023 were $7,562 and $5,312 respectively. During December 2023, the investor exercised all of the warrants for $4,000. During the first quarter of 2025, the lender converted 100% of the debt and all of the accrued interest into 1,032,465 shares of the Company’s common stock.

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

On June 25, 2024, the investor submitted paperwork that was approved by the Company to convert the entire Note and all of the related accrued interest into 3,272,031 shares of the Company’s Common Stock. While the transaction is approved, the Common Stock has not yet been issued. The Company has recorded the transaction as “Common Stock to be issued” in the Equity Section of the accompanying Balance Sheet. The common shares were issued subsequent to the year end on February 20,2025. See Note 9.

On April 27, 2021 (the “Issuance Date”), the Company entered into a Securities Purchase Agreement with an accredited investor (the “April 2021 Investor”) providing for the sale by the Company to the April 2021 Investor of a 10% Senior Secured Convertible Promissory Note in the principal amount of $315,789 (the “April 2021 Note”, and the “Financing”). The principal amount of the April 2021 Note includes an Original Issue Discount of $15,789, resulting in $300,000 in total proceeds received by the Company in the Financing. The April 2021 Note is convertible at the option of the April 2021 Investor into shares of common stock of the Company at $0.40 per share. In addition to the April 2021 Note, the April 2021 Investor also received 250,000 shares of common stock of the Company (the “Commitment Shares”), and a common share purchase warrant (the “April 2021 Warrant”, and together with the April 2021 Note and the Commitment Shares, the “Securities”) to acquire 500,000 shares of common stock of the Company. The April 2021 Warrant is exercisable for five years at an exercise price of $0.60. The lender agreed to not exercise any of the warrant and conversion feature from their inception through March 31, 2024. The lender has retained its right to exercise the warrants and conversion feature from April 1, 2024 through their expiration. During the year the company paid monthly interest totaling $21,052. Principal balance as of December 31, 2022 and 2021 remains at $315,789. The Original Issue discount was being amortized over the term of the loan of 18 months and was fully during the year ended December 31, 2022. On August 19, 2022, the Company and the April 2021 Investor entered into an extension agreement pursuant to which the parties agreed to extend the maturity date of the April 2021 Note until January 2, 2023. Accrued interest for this note as of December 31, 2024 and 2023 were $141,779 including default interest of $94,789 and $102,305 including default interest of $25,125, respectively.

On November 18, 2021 (the “Issuance Date”), the Company entered into a Securities Purchase Agreement with an accredited investor (the “November 2021 Investor”) providing for the sale by the Company to the November 2021 Investor of a 10% Senior Secured Convertible Promissory Note in the principal amount of $400,000 (the “November 2021 Note”, and, the “Financing”), to be paid by the November 2021 Investor to the Company in two tranches (each, a “Tranche”). The first Tranche consists of a payment by the November 2021 Investor to the Company on the Issue Date of $200,000, from which the November 2021 Investor retained $5,000 to cover its legal fees. A second Tranche consisting of $200,000 was paid in December 2021, resulting in $395,000 in total proceeds to be received by the Company in the Financing. In addition to the November 2021 Note, the November 2021 Investor also received a common share purchase warrant (the “November 2021 Warrant”, and together with the November 2021 Note, the “Securities”) to acquire 666,667 shares of common stock of the Company. The November 2021 Warrant is exercisable for five years at an exercise price of $0.45. The lender agreed to not exercise any of the warrant and conversion feature from their inception through March 31, 2024. The lender has retained its right to exercise the warrants and conversion feature from April 1, 2024 through their expiration. The closing of the Financing in the amount of $400,000 occurred on December 16, 2021. The maturity date (“Maturity Date”) for each Tranche is at the end of the period that begins from the date each Tranche is paid and ends 12 months thereafter, and interest associated with the November 2021 Note is 10% per annum. Accrued interest for this note as of December 31, 2024 and 2023 were $214,954 including default interest of $120,066 and $126,954 including default interest of $31,825, respectively.

NOTE 6. NOTES PAYABLE

On January 3, 2020, specific terms were reached between the Company and Pure Energy 714 LLC on the remaining $170,046 of prior advances made to the Company (See Note 5) pursuant to an unsecured demand note entered into between the Company and Pure Energy 714 LLC. The terms call for repayment of the advances including interest on any unconverted principal amount at a rate of 12% per annum and a repayment date on or before June 3, 2021, at the rate of 12% per annum. If the demand note is unpaid by June 3, 2021, default interest of 3% monthly will apply. On January 17, 2020, the Company repaid $20,000 of the principal outstanding reducing the note balance to $150,046. An additional $10,000 was received on March 16, 2021, but subsequently returned in April 20, 2021. Accrued interest on this note totaled $90,521 and $72,515 at December 31, 2024 and 2023, respectively. On February 26, 2025, the lender converted 100% of the debt and all of the accrued interest into 11,325,837 shares of the Company’s common stock.

During 2022 and 2023, the Company received proceeds from various loans from Adriatic Advisors LLC. At December 31, 2023 and 2022, the Company had $383,146 and $332,825 due to Adriatic Advisors LLC, respectively. The notes mature on the earlier of (i) the closing of the Company’s next equity financing, or (ii) six months after the date of issue. At the note holder’s sole election on the maturity date, the note holder may convert the interest accrued on the note into shares of common stock of the Company at $0.05 per share. Accrued interest on these notes totaled $129,427 and $110,440 at December 31, 2024 and December 31, 2023, respectively. On March 11, 2025, the lender converted 100% of the debt and all of the accrued interest into 10,467,460 shares of the Company’s common stock.

During May 2024, the Company received proceeds of $11,500 from an investor. The note matures on the earlier of (i) the closing of the Company’s next equity financing, or (ii) six months after the date of issue. At the note holder’s sole election on the maturity date, the note holder may convert the interest accrued on the note into shares of common stock of the Company at $0.05 per share. Accrued interest on this note totaled $1,357 at December 31, 2024. During the first quarter of 2025, the lender converted 100% of the debt and all of the accrued interest into 247,250 shares of the Company’s common stock.

NOTE 7. STOCKHOLDERS’ (DEFICIT)

Preferred stock

The Company is authorized to issue 25,000,000 shares of Preferred Stock, par value $.001 per share. As of December 31, 2024 and 2023, 1,000,000 shares of Series B Preferred Stock were issued and outstanding.

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

On December 17, 2024, the Company issued a total of 250,000 shares of its common stock to a consultant for services rendered.

On December 17, 2024, the Company issued 1,333,333 shares of its common stock to an investor for $40,000.

On December 17, 2024, the Company issued 833,333 shares of its common stock to an investor for $35,000 received during May 2024.

On December 17, 2024, the Company issued 1,000,000 shares of its common stock to an investor for $30,000.

On December 17, 2024, the Company issued 333,333 shares of its common stock to an investor for $10,000.

On December 17, 2024, the Company issued 333,333 shares of its common stock to an investor for $10,000.

On December 17, 2024, the Company issued a total of 1,000,000 shares of its common stock to a consultant for services rendered.

On December 17, 2024, the Company issued 666,667 shares of its common stock to an investor for $20,000 received during May 2024.

On December 17, 2024, the Company issued 300,000 shares of its common stock to a vendor in settlement of a trade payable of $9,000.

There were no other issuances of common stock during the year ended December 31, 2024.

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

On January 8, 2020, the Company entered into an Executive Consulting Agreement (the “Mansour Agreement”) with James Mansour pursuant to which Mr. Mansour was appointed as an Executive Consultant. The Mansour Agreement provides for a base salary of $60,000 per year. The Mansour Agreement has a term of three years from the effective date. Pursuant to the Mansour Agreement, the Company and Mr. Mansour also entered into a into a Restricted Stock Agreement to purchase 718,403 shares of the Company’s Common Stock. On February 11, 2025, the Company issued 1,700,000 in full settlement of all amounts due Mr. Mansour.

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

NOTE 9. SUBSEQUENT EVENTS

The Company has evaluated subsequent events for recognition and disclosure through April 15, 2023, which is the date the financial statements were available to be issued.

Entry into Material Contracts

On April 10, 2025, the Company, through its wholly-owned subsidiary AIG F&B, a Nevada corporation (AIGFB) closed the Exchange Agreement (the “Exchange Agreement”) with American Industrial Group, a Florida corporation (“AIG”), which is owned and controlled by its shareholders, and which owns and controls several assets and lines of business of interest to the Company, through its subsidiary, pursuant to which AIGFB will acquire many of those assets and rights of AIG in exchange for acquisition credits, to be ultimately paid by the exchange of those credits for shares of common stock of SNBH (the “Acquisition Credits”). These Acquisition Credits will be issued by SNBH to AIG shareholders and/or their designees in accordance with an Earnout Schedule that was set forth in the Exchange Agreement, as filed with the SEC on April 11, 2025, as an exhibit (10.16) to the Form 8K/A5. Prior to the Closing, certain parties to the Exchange Agreement and large shareholders of the Company (collectively, the “Lockup Parties”) entered into lock-up leak-out agreements, which govern the manner in which such Lockup Parties may sell, transfer or dispose of their shares of common stock during the 21-month period following the Closing.

Changes to Management

Concurrently with the Closing of the Exchange Agreement, Dante Jones resigned as an executive officer and director of the Company; George Furlan was appointed as chief executive officer, president and chief financial officer of the Company, and as a non-independent director of the company. Eric Bruns and Dionne Pendelton were appointed as independent directors of the Company. The contracting parties agreed to indemnify each other for any losses that may be incurred by them as a result of their breach of any of their representations, warranties and covenants contained in the Exchange Agreement.

Equity  Issuances in 2025

On February 6, 2025, the Company issued 3,000,000 shares of its common stock to two individual for consulting services.

On February 11, 2025, the Company issued 3,680,000 shares of its common stock to George Furlan as a bonus related to the merger.

On February 11, 2025, the Company issued 1,700,000 shares of its common stock to James Mansour in full settlement of his amount due for past services. See Note 8.

On February 20, 2025, the Company issued 3,272,031 shares of its common stock to satisfy the previous conversion of debt. See Note 5.

On February 26, 2025, the Company issued 15,507,121 shares of its common stock to Pure Energy in exchange for the cancellation of all debt and related accrued interest. See Note 5.

On February 27, 2025, the Company issued 1,540,000 shares of its common stock to Grace Court Advisors as a bonus related to the merger.

On March 11, 2025, the Company issued 2,000,000 shares of its common stock to George Furlan as a bonus related to merger services.

On March 11, 2025, the Company issued 1,000,000 shares of its common stock to a service provider for services.

On March 11, 2025, the Company issued 10,467,460 shares of its common stock to Adriatic Advisors in exchange for the cancellation of all debt and related accrued interest. See Note 5.

On March 20, 2025, the Company issued 1,000,000 to an investor who had purchased stock in May 2024, but was not issued at year end.

On April 2, 2025, the Company issued 247,250 shares of its common stock to an individual in exchange for the cancellation of all debt and related accrued interest. See Note 5.

On April 3, 2025, the Company issued 1,032,465 shares of its common stock to an individual in exchange for the cancellation of all debt and related accrued interest. See Note 5.

No other matters were identified affecting the accompanying financial statements and related disclosures.