Form 10-Q
period 2025-03-31
SENTIENT BRANDS HOLDINGS INC.
filed 2025-05-15
CIK 1358633

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 15, 2025, 118,096,844 shares of common stock, par value $0.001 per share, were issued and outstanding.

SENTIENT BRANDS HOLDINGS INC.

FORM 10-Q

March 31, 2025

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

  PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

SENTIENT BRANDS HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2025	December 31, 2024
	Unaudited	Audited
ASSETS
CURRENT ASSETS
Cash	$1,839	$3,432
Prepaid expenses	4,950	—
Inventory	—	—
TOTAL CURRENT ASSETS	6,789	3,432

FIXED ASSETS (net of Depreciation)	18,895	19,864
TOTAL ASSETS	$25,684	$23,296

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$646,128	$856,012
Notes payable	—	544,691
Convertible Notes Payable	715,789	809,047
TOTAL CURRENT LIABILITIES	1,361,917	2,209,750
TOTAL LIABILITIES	$1,361,917	$2,209,750

STOCKHOLDERS’ DEFICIENCY
Preferred Stock – Par Value of $0.001; 25,000,000 shares authorized; 0 and1,000,000 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	—	1,000
Common Stock - Par Value of $0.001; 500,000,000 shares authorized; 114,087,129 and 70,920,517 shares issued and outstanding as of March 31, 2025 and December 31, 2024	114,087	70,921
Common stock to be issued	82,861	153,054
Additional paid-in capital	3,627,942	2,258,397
Accumulated deficit	(5,161,123)	(4,669,826)
TOTAL STOCKHOLDERS’ DEFICIENCY	(1,336,233)	(2,186,454)
TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIENCY	$25,684	$23,296

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SENTIENT BRANDS HOLDINGS INC. AND SUBSIDIARIES

UNAUDITED STATEMENTS OF OPERATIONS

	For the three months ended March 31,
	2025	2024
REVENUES:
TOTAL REVENUES	$—	$—
Cost of sales	—	—

Gross Profit	—	—

Operating Expenses
Advertising and Marketing	—	—
General and Administrative	7,652	7,886
Legal and Professional	217,038	316,283
Management Fees	268,860	28,600
TOTAL OPERATING EXPENSES	493,550	352,769
LOSS FROM OPERATIONS	(493,550)	(352,769)

Other Income (Expenses)
Interest expense	(50,098)	(63,985)
Other income	52,351	—
NET LOSS	$(491,297)	$(416,754)

NET LOSS PER COMMON SHARE – BASIC AND DILUTED	$(0.006)	$(0.007)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	86,322,888	58,100,738

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENTIENT BRANDS HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY

March 31, 2025 (Unaudited)	Common Stock		Preferred Stock		Common Stock to be	Paid in	Accumulated
	Shares	Amount	Shares	Amount	issued	Capital	Deficit	Total
Balance - December 31, 2024	70,920,517	70,921	1,000,000	1,000	153,054	2,258,397	(4,669,826)	(2,186,454)
Common stock issued in lieu of accounts payable	1,700,000	1,700				83,300		85,000
Previously purchased common shares issued	1,000,000	1,000			(50,000)	49,000		—
Common stock issued for previously converted debt and accrued interest	3,272,031	3,272			(68,054)	64,782		—
Common stock issued for services	11,220,000	11,220				384,140		395,300
Conversion of debt and accrued interest into common stock	25,974,581	25,974				787,323		813,297
Conversion of debt and accrued interest into common stock not yet issued					41,861			41,861
Common stock sold to investor					6,000			6,000
Return expired preferred shares to Treasury			(1,000,000)	(1,000)		1,000		—
Net loss for the three months		—		—		—	(491,297)	(491,297)
Balances March 31, 2025	114,087,129	$114,087	—	—	82,861	$3,627,942	$(5,161,123)	$(1,336,233)

March 31, 2024	Common Stock		Preferred Stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance - December 31, 2023	56,140,518	56,141	1,000,000	1,000	1,542,429	(3,533,380)	(1,933,810)
Common stock issued for services	2,00,000	2,000			256,000		258,000
Net loss for the three months		—		—	—	(416,754)	(416,754)
Balances March 31, 2024	58,140,518	$58,141	1,000,000	1,000	$1,798,429	$(3,950,134)	$(2,092,564)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENTIENT BRANDS HOLDINGS INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the three months ended
	March 31,
	2025	2024
OPERATING ACTIVITIES:
Net loss	$(491,297)	$(416,754)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation Expenses	969	969
Common stock issued in payment of past services	—	—
Common stock issued for services	395,360	258,000
Changes in operating assets and liabilities:
Inventory	—	—
Prepaid expenses	(4,950)	(6,887)
Accounts payable and accrued expenses	92,325	52,066
NET CASH USED IN OPERATING ACTIVITIES	(7,593)	(112,606)
INVESTMENT ACTIVITIES:
Purchase of office equipment	—	—
NET CASH USED IN INVESTMENT ACTIVITIES	—	—
FINANCING ACTIVITIES:
Proceeds from sale of stock	6,000	—
Proceeds from short term loan	—	—
Net proceeds from sale of common stock not yet issued	—	179,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	6,000	179,000
INCREASE (DECREASE) IN CASH	(1,593)	66,394

CASH-BEGINNING OF PERIOD	3,432	1,299
CASH-END OF PERIOD	$1,839	$67,693
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$—	$—
Taxes	$—	$—

Supplemental disclosures of cash flow information:

Issuance of previously purchased common stock	$50,000	$—
Stock issued for previously converted debt and interest	$68,054	$—
Stock issued for accounts payable	$85,000	$—
Stock issued for converted debt and interest	$813,297	$—
Conversion of debt and interest into stock not yet issued	$41,861	$—
Return expired preferred shares to treasury	$1,000	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENTIENT BRANDS HOLDINGS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

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

Subsequent to the quarter ended March 31, 2025, on April 10, 2025, the Company, through its wholly-owned subsidiary AIG F&B, a Nevada corporation (AIGFB) closed the Exchange Agreement (the “Exchange Agreement”) with American Industrial Group, a Florida corporation (“AIG”), which is owned and controlled by its shareholders, and which owns and controls several assets and lines of business of interest to the Company, through its subsidiary, pursuant to which AIGFB will acquire many of those assets and rights of AIG in exchange for acquisition credits, to be ultimately paid by the exchange of those credits for shares of common stock of SNBH (the “Acquisition Credits”). These Acquisition Credits will be issued by SNBH to AIG shareholders and/or their designees in accordance with an Earnout Schedule that was set forth in the Exchange Agreement, as filed with the SEC on April 11, 2025, as an exhibit (10.16) to the Form 8K/A5.

Basis of Presentation

Our financial statements are presented in conformity with accounting principles generally accepted in the United States of America, as reported on our fiscal years ending on December 31, 2025 and 2024. We have summarized our most significant accounting policies.

Going concern

The Company currently has limited operations. These unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business.

As reflected in the accompanying unaudited consolidated financial statements, the Company had an accumulated deficit of $5,161,123 at March 31, 2025, and had a net loss of $491,297 and net cash flow used in operating activities of $7,593 for the three months ended March 31, 2025, respectively. The Company has a limited operating history, and its continued growth is dependent upon the continuation of selling its products; hence generating revenues and obtaining additional financing to fund future obligations and pay liabilities arising from normal business operations. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital, implement its business plan, and generate significant revenues. There are no assurances that the Company will be successful in its efforts to generate significant revenues, maintain sufficient cash balance or report profitable operations or to continue as a going concern. The Company plans on raising capital through the sale of equity or debt instruments to implement its business plan. However, there is no assurance these plans will be realized and that any additional financings will be available to the Company on satisfactory terms and conditions, if any.

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

Revenue Recognition

During the three months ended March 31, 2025 and the year ended December 31, 2024, our revenue recognition policy was in accordance with ASC 606, “Revenue from Contracts with Customers”, which requires the recognition of sales following five steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or as) the entity satisfies a performance obligation.

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

During the three months ended March 31, 2025, and 2024, there were no stock based awards issued or outstanding.

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

As of March 31, 2025 and December 31, 2024, the Company product inventories are contained in a storage and fulfilment center located at City Logistics in Fairfield, NJ.

NOTE 4. CONVERTIBLE NOTES PAYABLE

Since the change of control of the Company in May 2018, the Company received advances from Pure Energy 714 LLC, an unaffiliated entity, totaling $240,803. On March 15, 2019, specific terms were reached on $70,757 of the advances pursuant to an unsecured convertible promissory note entered into between the Company and Pure Energy 714 LLC, the terms call for repayment of the advances including interest on any unconverted principal amount at a rate of 4% per annum and a repayment date on or before August 15, 2022. Additional terms include a voluntary conversion option, pursuant to which Pure Energy 714 LLC may convert any outstanding balance at $0.05 per share into shares of common stock. On January 3, 2020, specific terms were reached on the remaining $170,046 of the advances pursuant to an unsecured demand note. See Note 5. Accrued interest on this note totaled $20,875 including default interest of $7,353 at December 31, 2024. On February 26, 2025, the lender converted 100% of the debt and all of the accrued interest into 11,325,837 shares of the Company’s common stock. See Note 6.

On December 2, 2020, we issued a promissory note to an accredited investor in consideration for $50,000 with interest at the rate of 10% per annum from the issue date, and also issued to the accredited investor a common stock purchase warrant (the “Warrant”) to acquire 400,000 shares of common stock. The Warrant is exercisable for a period of five years at an exercise price of $0.01. This note will mature on the earlier of (i) closing of the next equity financing of at least $1,000,000 or (ii) September 2, 2021 (maturity date). The holder, at its sole election, may convert the interest accrued on this note into shares of stock of the company at $0.20 per share. On November 29, 2021, the Company repaid principal totaling $27,500, reducing the Note balance to $22,500. Accrued interest for this note as of December 31, 2024 totaled $6,999. During December 2023, the investor exercised all of the warrants for $4,000. During the first quarter of 2025, the lender converted 100% of the debt and all of the accrued interest into 1,032,465 shares of the Company’s common stock. While the transaction was approved, the Common Stock had not yet been issued at March 31, 2025. The Company recorded the transaction as “Common Stock to be issued” in the Equity Section of the accompanying Balance Sheet. The common shares were issued April 3, 2025. See Note 8.

On December 3, 2020, the Company issued a convertible debenture to an accredited investor in consideration for $50,000 with interest at the rate of 10% per annum from the issue date, and also issued to the accredited investor a common stock purchase warrant (the “Warrant”) to acquire 400,000 shares of common stock. The Warrant was exercisable for a period of five years at an exercise price of $0.01. This debenture was convertible at the election of the holder into shares of common stock at the price per share equal to 120% of the market price of the Company’s listed common stock on the date of such conversion. During December 2023, the investor exercised all of the warrants for $4,000.

On June 25, 2024, the investor submitted paperwork that was approved by the Company to convert the entire Note and all of the related accrued interest totaling $68,054 into 3,272,031 shares of the Company’s Common Stock. While the transaction was approved, the Common Stock had not yet been issued at March 31, 2025. The Company recorded the transaction as “Common Stock to be issued” in the Equity Section of the accompanying Balance Sheet. The common shares were issued February 20, 2025. See Note 6.

On April 27, 2021 (the “Issuance Date”), the Company entered into a Securities Purchase Agreement with an accredited investor (the “April 2021 Investor”) providing for the sale by the Company to the April 2021 Investor of a 10% Senior Secured Convertible Promissory Note in the principal amount of $315,789 (the “April 2021 Note”, and the “Financing”). The principal amount of the April 2021 Note includes an Original Issue Discount of $15,789, resulting in $300,000 in total proceeds received by the Company in the Financing. The April 2021 Note is convertible at the option of the April 2021 Investor into shares of common stock of the Company at $0.40 per share. In addition to the April 2021 Note, the April 2021 Investor also received 250,000 shares of common stock of the Company (the “Commitment Shares”), and a common share purchase warrant (the “April 2021 Warrant”, and together with the April 2021 Note and the Commitment Shares, the “Securities”) to acquire 500,000 shares of common stock of the Company. The April 2021 Warrant is exercisable for five years at an exercise price of $0.60. The lender agreed to not exercise any of the warrant and conversion feature from their inception through April 15, 2025. The lender has retained its right to exercise the warrants and conversion feature from April 16, 2025 through their expiration. The Original Issue discount was being amortized over the term of the loan of 18 months and was fully during the year ended December 31, 2022. Accrued interest for this note as of March 31, 2025 was $159,147 including default interest of $104,263. Accrued interest for this note as of December 31, 2024 was $141,779 including default interest of $94,789.

On November 18, 2021 (the “Issuance Date”), the Company entered into a Securities Purchase Agreement with an accredited investor (the “November 2021 Investor”) providing for the sale by the Company to the November 2021 Investor of a 10% Senior Secured Convertible Promissory Note in the principal amount of $400,000 (the “November 2021 Note”, and, the “Financing”), to be paid by the November 2021 Investor to the Company in two tranches (each, a “Tranche”). The first Tranche consists of a payment by the November 2021 Investor to the Company on the Issue Date of $200,000, from which the November 2021 Investor retained $5,000 to cover its legal fees. A second Tranche consisting of $200,000 was paid in December 2021, resulting in $395,000 in total proceeds to be received by the Company in the Financing. In addition to the November 2021 Note, the November 2021 Investor also received a common share purchase warrant (the “November 2021 Warrant”, and together with the November 2021 Note, the “Securities”) to acquire 666,667 shares of common stock of the Company. The November 2021 Warrant is exercisable for five years at an exercise price of $0.45. The lender agreed to not exercise any of the warrant and conversion feature from their inception through April 15, 2025. The lender has retained its right to exercise the warrants and conversion feature from April 16, 2025 through their expiration. The closing of the Financing in the amount of $400,000 occurred on December 16, 2021. The maturity date (“Maturity Date”) for each Tranche is at the end of the period that begins from the date each Tranche is paid and ends 12 months thereafter, and interest associated with the November 2021 Note is 10% per annum. Accrued interest for this note as of March 31, 2025 was $236,954 including default interest of $132,066. Accrued interest for this note as of December 31, 2024 and was $214,954 including default interest of $120,066.

NOTE 5. NOTES PAYABLE

On January 3, 2020, specific terms were reached between the Company and Pure Energy 714 LLC on the remaining $170,046 of prior advances made to the Company (See Note 5) pursuant to an unsecured demand note entered into between the Company and Pure Energy 714 LLC. The terms call for repayment of the advances including interest on any unconverted principal amount at a rate of 12% per annum and a repayment date on or before June 3, 2021, at the rate of 12% per annum. If the demand note is unpaid by June 3, 2021, default interest of 3% monthly will apply. On January 17, 2020, the Company repaid $20,000 of the principal outstanding reducing the note balance to $150,046. An additional $10,000 was received on March 16, 2021, but subsequently returned in April 20, 2021. Accrued interest on this note totaled $90,521 at December 31, 2024. On February 26, 2025, the lender converted 100% of the debt and all of the accrued interest into 4,181,284 shares of the Company’s common stock. See Note 6.

During 2022 and 2023, the Company received proceeds from various loans from Adriatic Advisors LLC. At December 31, 2023 and 2022, the Company had $383,146 and $332,825 due to Adriatic Advisors LLC, respectively. The notes mature on the earlier of (i) the closing of the Company’s next equity financing, or (ii) six months after the date of issue. At the note holder’s sole election on the maturity date, the note holder may convert the interest accrued on the note into shares of common stock of the Company at $0.05 per share. Accrued interest on these notes totaled $129,427 at December 31, 2024. On March 11, 2025, the lender converted 100% of the debt and all of the accrued interest into 10,467,460 shares of the Company’s common stock. See Note 6.

During May 2024, the Company received proceeds of $11,500 from an investor. The note matures on the earlier of (i) the closing of the Company’s next equity financing, or (ii) six months after the date of issue. At the note holder’s sole election on the maturity date, the note holder may convert the interest accrued on the note into shares of common stock of the Company at $0.05 per share. Accrued interest on this note totaled $1,357 at December 31, 2024. During the first quarter of 2025, the lender converted 100% of the debt and all of the accrued interest into 247,250 shares of the Company’s common stock. While the transaction was approved, the Common Stock had not yet been issued at March 31, 2025. The Company recorded the transaction as “Common Stock to be issued” in the Equity Section of the accompanying Balance Sheet. The common shares were issued April 3, 2025. See Note 8.

NOTE 6. STOCKHOLDERS’ (DEFICIT)

Preferred stock

The Company is authorized to issue 25,000,000 shares of Preferred Stock, par value $.001 per share. During the first quarter of 2020, the Company issued 1,000,000 shares of its newly designated Series B Preferred Stock to one investor.

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

As of March 31, 2025 and December 31, 2024, 0 and 1,000,000 shares of Series B Preferred Stock were issued and outstanding.

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

On February 6, 2025, the Company issued 3,000,000 shares of its common stock to an individual for consulting services.

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

There were no other issuances of common stock during the quarter ended March 31, 2025.

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

On January 8, 2020, the Company entered into an Executive Consulting Agreement (the “Mansour Agreement”) with James Mansour pursuant to which Mr. Mansour was appointed as an Executive Consultant. The Mansour Agreement provides for a base salary of $60,000 per year. The Mansour Agreement had a term of three years from the effective date. Pursuant to the Mansour Agreement, the Company and Mr. Mansour also entered into a Restricted Stock Agreement to purchase 718,403 shares of the Company’s Common Stock. At December 31, 2024, the Company maintained an amount due Mr. Mansour totaling $85,000 included in accounts payable. On February 11, 2025, the Company issued 1,700,000 in full settlement of all amounts due Mr. Mansour. See Note 6.

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

In the first quarter of 2024, the Company engaged a consultant pursuant to which the consultant was to receive as consideration for services in accordance with a payment schedule three cash payments of $10,000 for a total of $30,000 and three issuances of 1,000,000 shares of the Company’s common stock for a total of 3,000,000 shares. During the first quarter of 2024, the consultant received two separate cash payments of $10,000 for a total of $20,000 and two separate issuances of 1,000,000 shares of the Company’s common stock. As of March 31, 2025, the consultant had not yet received the third cash payment and stock issuance. The Company has not recorded any charge for the third payment as of March 31, 2025. Subsequent to March 31, 2025, the consultant was issued 2,000,000 shares of the Company’s common stock in full settlement of the agreement.

NOTE 8. SUBSEQUENT EVENTS

The Company has evaluated subsequent events for recognition and disclosure through May 15, 2025, which is the date the financial statements were available to be issued.

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

On April 15, 2025, the Company issued 300,000 shares to a consultant for management services.

On April 16, 2025, the Company issued 2,000,000 shares to a service provider for services provided related to the merger with AIG.

On April 17, 2025, the Company issued 430,000 shares to a consultant for management services.

On April 28, 2025 the Company sold 600,000 shares of its common stock to an investor for $30,000. As of the date of this filing, the shares have not yet been issued.

On May 12, 2025, the Company, through its wholly owned subsidiary AIG F&B, acquired Assets totaling $595,441 from American Industrial Group, Inc. (“AIG”). In consideration for the assets received, AIG F&B issued $595,441 of Acquisition Credits as defined in the Share Exchange Agreement between the Company and AIG which was signed in April. The Company acquired machinery and equipment of $77,044, Inventory for sale of $283,452 and accounts receivable and other assets of $234,945.

No other matters were identified affecting the accompanying financial statements and related disclosures.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition of Sentient Brands Holdings Inc. for the three months ended March 31, 2025 and 2024 should be read in conjunction with the Sentient Brands Holdings Inc. unaudited condensed consolidated financial statements and the notes thereto contained elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors, Special Note Regarding Forward-Looking Statements and Business sections in our Form 10-K as filed with the Securities and Exchange Commission on April 16, 2025. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

Going Concern

We have a limited operating history, and our continued growth is dependent upon the continuation of selling our products to our customers; hence generating revenues and obtaining additional financing to fund future obligations and pay liabilities arising from normal business operations. We had an accumulated deficit of $5,161,123 and $4,669,826 at March 31, 2025 and December 31, 2024, respectively and a working capital deficit of $1,355,128 and $2,206,318 at March 31, 2025 and December 31, 2024, respectively. The report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2024 contained an explanatory paragraph regarding our ability to continue as a going concern based upon cash used in operating activities and the current cash balance cannot be projected to cover the operating expenses for the next twelve months from the release date of this report. These factors, among others, raised substantial doubt about our ability to continue as a going concern. Our financial statements appearing elsewhere in this report do not include any adjustments that might result from the outcome of this uncertainty. There are no assurances we will be successful in our efforts to generate significant revenues or report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our company.

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

RESULTS OF OPERATIONS

Comparison of Results of Operations for the three months ended March 31, 2025 and 2024

Revenue

We did not generate any revenue during the three months ending March 31, 2025 and 2024.

Operating Expenses

For the three months ended March 31, 2025 and 2024, operating expenses consisted of the following:

	2025	2024
Advertising and Marketing	—	—
General and Administrative	7,652	7,886
Legal and Professional	217,038	316,283
Management Fees	268,860	28,600

TOTAL OPERATING EXPENSES	493,550	352,769

●	General and administrative fees totaled $7,652 for the three months ended March 31, 2025 representing a decrease of $234 compared to the total of $7,886 for the three months ended March 31, 2024. We have implemented austerity measures as we seek additional capital and merger or acquisition opportunities.

●	Legal and professional fees primarily consisted of accounting fees, legal service fees, consulting fees, investor relations and other fees incurred for service related to being a public company. For the three months ended March 31, 2024, professional fees totaled $217,038 which is a decrease of $99,245 compared to total expense of $316,283 for the three months ended March 31, 2024. The majority of the expense in the first quarter of 2024 is related to the merger deal which was consummated in April 2025. The majority of the expense in 2024 was attributed to the $258,000 non-cash expense of market value of 2,000,000 shares issued to a consultant related to the merger deal.

●	Our management fees are comprised mainly of salaries paid to our management staff. For the first three months of 2024, we recorded an expense of $268,860 of management fees for work associated with negotiated and closing the merger deal in April 2025. Fees totaling 28,600 were recognized for the first three months of 2024 for work associated with fund raising and merger activity.

Loss from Operations

The Company’s operating loss for the three-month period ended March 31, 2025 and 2024 was $493,550 and $352,769, respectively. The increase in operating loss of $140,781 was primarily attributed to the non-cash expense related to stock issued for professional services and management fees.

Income Taxes

We did not have any income taxes expense for the three months ended March 31, 2025 and 2024.

Net Loss

Our net loss for the three months period ended March 31, 2025 and 2024 was $491,297 and $416,754, respectively.

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

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At March 31, 2025, we had a cash balance of $1,839. These funds are kept in financial institutions located in United States.

As of March 31, 2025, we had total current assets of $6,789, consisting of $1,839 in cash and prepaid expenses of $4,950. Our total current liabilities as of March 31, 2025 were $1,361,917 We had a working capital deficit of $1,355,128 as of March 31, 2025.

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

Cash Flows from Operating Activities

Operating activities used $7,593 in cash for the three months ended March 31, 2025, compared with cash used of $112,606 for the three months ended March 31, 2023. Our negative operating cash flow for the three months ended March 31, 2024, was largely the result of our net loss of $491,297 offset by non cash expense for consulting services of $395,360. Our payables for the quarter increased by $92,325. Operating activities used $112,606 in cash for the three months ended March 31, 2024, compared with cash used of $10,264 for the three months ended March 31, 2023. Our negative operating cash flow for the three months ended March 31, 2024, was largely the result of our net loss of $416,754 offset by non cash expense for consulting services of $258,000. Our payables for the quarter increased by $52,066.

Cash Flows from Financing Activities

There were no cash flow from investment activities for the three months ended March 31, 2025 and 2024.

Cash Flows from Financing Activities

Net cash flows provided by financing activities during the three months ended March 31, 2025, amounted to $6,000 compared with cash flows provided by financing activities of $179,000 for the three months ended March 31, 2024. Our positive cash flows for the three months ended March 31, 2024 and 2023 consisted of proceeds from the sale of common stock.

Going Concern

As of March 31, 2025, we have an accumulated deficit of $5,161,123. Our ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and our ability to achieve and maintain profitable operations. While we are expanding our best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations. These conditions raise substantial doubt about our ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

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

Contractual Obligations and Off-Balance Sheet Arrangements

None

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of March 31, 2023, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2025, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described below.

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

Remediation Plan to Address the Material Weaknesses in Internal Control over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Management identified the following three material weaknesses that have caused management to conclude that, as of March 31, 2025, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

1.	We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act as of the period ending March 31, 2025. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.
2.	We do not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.
3.	Effective controls over the control environment were not maintained. Specifically, a formally adopted written code of business conduct and ethics that governs our employees, officers, and directors was not in place. Additionally, management has not developed and effectively communicated to employees its accounting policies and procedures. This has resulted in inconsistent practices. Further, our Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

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

ITEM 1A. RISK FACTORS

Risk factors describing the major risks to our business can be found under Item 1A, “Risk Factors”, in our Annual Report on Form 10-K for the year ended December 31, 2024. There has been no material change in our risk factors from those previously discussed in the Annual Report on Form 10-K.

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

On April 15, 2025, the Company issued 300,000 shares to a consultant for management services.

On April 16, 2025, the Company issued 2,000,000 shares to a service provider for services provided related to the merger with AIG.

On April 17, 2025, the Company issued 430,000 shares to a consultant for management services.

On April 28, 2025 the Company sold 600,000 shares of its common stock to an investor for $30,000. As of the date of this filing, the shares have not yet been issued.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

During the quarter ended March 31, 2025, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements.

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

SENTIENT BRANDS HOLDINGS INC.

Date: May 15, 2025	By:	/s/ George Furlan
George Furlan
Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2025	By:	/s/ George Furlan
George Furlan
Chief Financial Officer (Principal Financial and Accounting Officer)