Form 10-Q
period 2025-06-30
SENTIENT BRANDS HOLDINGS INC.
filed 2025-08-19
CIK 1358633

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 001-34861

SENTIENT BRANDS HOLDINGS INC.

(Exact name of Registrant as specified in its charter)

Nevada	86-3765910
(State of incorporation)	(I.R.S. Employer Identification No.)

110 East 59th Street 22nd Floor

New York, New York 10022

(Address of principal executive offices) (zip code)

212-324-2893

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

As of August 19, 2025, 118,096,844 shares of common stock, par value $0.001 per share, were issued and outstanding.

SENTIENT BRANDS HOLDINGS INC.

FORM 10-Q

June 30, 2025

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

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

SENTIENT BRANDS HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2025	December 31, 2024
	Unaudited	Audited
ASSETS
CURRENT ASSETS
Cash	$42,348	$3,432
Accounts receivable	60,900	—
Inventory	283,451	—
Prepaid expenses	169,462	—
TOTAL CURRENT ASSETS	556,161	3,432

Fixed Assets (net of Depreciation)	93,685	19,864
Other assets	7,948	—
TOTAL ASSETS	$657,794	$23,296

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$828,690	$856,012
Notes payable	—	544,691
Convertible Notes Payable	715,789	809,047
Acquisition Credits	595,440	—
TOTAL CURRENT LIABILITIES	2,139,919	2,209,750
TOTAL LIABILITIES	$2,139,919	$2,209,750

STOCKHOLDERS’ DEFICIENCY
Preferred Stock – Par Value of $0.001; 25,000,000 shares authorized; 0 and1,000,000 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	—	1,000
Common Stock - Par Value of $0.001; 500,000,000 shares authorized; 118,096,844 and 70,920,517 shares issued and outstanding as of June 30, 2025 and December 31, 2024	118,097	70,921
Common stock to be issued	71,000	153,054
Additional paid-in capital	3,886,038	2,258,397
Accumulated deficit	(5,557,260)	(4,669,826)
TOTAL STOCKHOLDERS’ DEFICIENCY	(1,482,125)	(2,186,454)
TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIENCY	$657,794	$23,296

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SENTIENT BRANDS HOLDINGS INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended June 30		Six months ended June 30
	2025	2024	2025	2024

Sales — Related Party	$110,600	$—	$110,600	$—
Cost of sales	115,112	—	115,112	—

Gross profit (loss)	(4,512)	—	(4,512)	—

Operating expenses:
Advertising and marketing	—	—	—	—
General and administrative	25,548	16,074	33,201	23,960
Legal and professional	242,463	52,595	459,501	368,878
Management fees	84,245	92,500	353,105	121,100

TOTAL OPERATING EXPENSES	352,256	161,169	845,807	513,938

LOSS FROM OPERATIONS	(356,768)	(161,169)	(850,319)	(513,938)

Other Income (Expenses)
Interest expense	(39,368)	(63,985)	(89,466)	(127,970)
Other income	—	—	52,351	—

NET LOSS	$(396,136)	$(225,154)	$(887,434)	$(641,908)

NET LOSS PER COMMON SHARE – BASIC AND DILUTED	$(0.003)	$(0.004)	$(0.009)	$(0.011)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	117,575,944	62,380,848	102,035,751	60,260,683

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENTIENT BRANDS HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY

March 31, 2025 (Unaudited)	Common Stock		Preferred Stock		Common Stock to be	Paid in	Accumulated
	Shares	Amount	Shares	Amount	issued	Capital	Deficit	Total
Balance - December 31, 2024	70,920,517	70,921	1,000,000	1,000	153,054	2,258,397	(4,669,826)	(2,186,454)
Common stock issued in lieu of accounts payable	1,700,000	1,700				83,300		85,000
Previously purchased common shares issued	1,000,000	1,000			(50,000)	49,000		—
Common stock issued for previously converted debt and accrued interest	3,272,031	3,272			(68,054)	64,782		—
Common stock issued for services	11,220,000	11,220				384,140		395,300
Conversion of debt and accrued interest into common stock	25,974,581	25,974				787,323		813,297
Conversion of debt and accrued interest into common stock not yet issued					41,861			41,861
Common stock sold to investor					6,000			6,000
Return expired preferred shares to Treasury			(1,000,000)	(1,000)		1,000		—
Net loss for the three months		—		—		—	(491,297)	(491,297)
Balances March 31, 2025	114,087,129	$114,087	—	—	82,861	$3,627,942	$(5,161,123)	$(1,336,233)
Conversion of debt and interest into Common Stock	1,279,715	1,280			(41,861)	40,581		—
Common stock issued for services	2,730,000	2,730				217,515		220,245
Common stock sold to investors shares not issued	—	—			30,000	—		30,000
Net loss for the three months		-	-	-	-	-	(396,136)	(396,136)
Balances June 30, 2025	118,096,844	118,097	—	—	71,000	3,887,038	(5,557,260)	(1,482,124)

March 31, 2024	Common Stock		Preferred Stock		Common Stock to be	Paid in	Accumulated
	Shares	Amount	Shares	Amount	issued	Capital	Deficit	Total
Balance - December 31, 2023	56,140,518	56,141	1,000,000	1,000	-	1,542,429	(3,533,380)	(1,933,810)
Common stock issued for services	2,00,000	2,000				256,000		258,000
Net loss for the three months		—	-	—	-	—	(416,754)	(416,754)
Balances March 31, 2024	58,140,518	$58,141	1,000,000	1,000	-	$1,798,429	$(3,950,134)	$(2,092,564)
Common stock issued in payment of past services	600,000	600				14,398		14,998
Common stock issued for services	2,050,000	2,050				80,700		82,750
Common stock sold to investors	3,580,000	3,580				175,420		179,000
Conversion of note payable and accrued interest into Common Stock to be issued					68,054			68,054
Net loss for the three months			-	-			(225,154)	(225,154)
Balances June 30, 2024	64,370,518	64,371	1,000,000	1,000	68,054	2,068,947	(4,175,288)	(1,972,916)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENTIENT BRANDS HOLDINGS INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the six months ended
	June 30,
	2025	2024
OPERATING ACTIVITIES:
Net loss	$(887,434)	$(641,908)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation Expenses	3,223	1,938
Common stock issued in payment of past services	—	14,998
Common stock issued for services	656,186	340,750
Changes in operating assets and liabilities:
Inventory	—	—
Prepaid expenses	(3,465)	6,893
Accounts payable and accrued expenses	234,406	2,163
Stock subscription	—	85,000
NET CASH USED IN OPERATING ACTIVITIES	2,916	(190,166)
INVESTMENT ACTIVITIES:
Purchase of office equipment	—	—
NET CASH USED IN INVESTMENT ACTIVITIES	—	—
FINANCING ACTIVITIES:
Proceeds from sale of stock	36,000	—
Proceeds from short term loan	—	11,500
Net proceeds from sale of common stock not yet issued	—	179,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	36,000	190,500
INCREASE (DECREASE) IN CASH	38,916	334

CASH-BEGINNING OF PERIOD	3,432	1,299
CASH-END OF PERIOD	$42,348	$1,633
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$—	$79,950
Taxes	$—	$—

Supplemental disclosures of cash flow information:

Issuance of previously purchased common stock	$50,000	$—
Stock issued for previously converted debt and interest	$—	$68,054
Stock issued for accounts payable	$85,000	$—
Stock issued for converted debt and interest	$813,297	$—
Conversion of debt and interest into stock not yet issued	$41,861	$—
Return expired preferred shares to treasury	$1,000	$—
Assets acquired through acquisition credits	$595,440	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENTIENT BRANDS HOLDINGS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

NOTE 1. ORGANIZATION AND NATURE OF OPERATIONS

Business description

The financial statements presented are those of Sentient Brands Holdings Inc. (“the Company” or “SNBH”). The Company was incorporated under the laws of the State of California on March 22, 2004, and reincorporated in Nevada in 2021. Historically, the Company was engaged in media and IT equipment resales. The Company has since transitioned into a brand management and consumer product development business.

Sentient Brands is currently a next-generation brand platform focused on the acquisition, development, and commercialization of premium and functional consumer packaged goods (CPG) with an emphasis on wellness, sustainability, and emergency preparedness. The Company has implemented a product innovation and acquisition-driven growth strategy through its operating subsidiaries, focusing on consumer categories that offer long-term secular growth potential.

The Company’s flagship subsidiaries include:

1.	AIG F&B, Inc., a wholly owned Nevada subsidiary, which operates as a manufacturing and distribution platform for food, beverage, and wellness products, including shelf-stable and functional nutrition items. AIG F&B sources and produces consumer goods for the Company’s brand portfolio and strategic partners, including Original New York Seltzer, Arctic Frost, and Burlone.

2.	Aqua Emergency, Inc. (AENV), a 51%-owned subsidiary, is a Florida-based specialized manufacturer and distributor of emergency water and meals-ready-to-eat (MREs). Aqua Emergency holds the exclusive license for American Red Cross® branded emergency water and MREs and supplies federal, state, and municipal emergency agencies, NGOs, and commercial distributors. Products are engineered for extended shelf life, regulatory compliance, and rapid deployment.

These entities serve as the operational and commercial backbone of SNBH’s business model, allowing the Company to scale through strategic asset acquisition and production partnerships. The Company intends to leverage its operating subsidiaries, brand equity, and licensing relationships to enter additional product categories aligned with health, safety, and sustainability.

Strategic Developments

On April 10, 2025, the Company, through AIG F&B, closed a share exchange agreement with American Industrial Group (“AIG”), pursuant to which AIG transferred select rights, assets, and business lines to AIG F&B in exchange for Acquisition Credits convertible into shares of SNBH common stock under a performance-based earnout structure. These assets include proprietary beverage and first-aid product formulations, manufacturing infrastructure, distribution relationships, and brand rights relevant to the Company’s future roadmap.

The consideration structure is performance-contingent and subject to regulatory holding periods, lock-up agreements, and earnout milestones tied to revenue, EBITDA, and appraised asset value. The Acquisition Credits may be converted to equity upon the achievement of defined benchmarks over a multi-year horizon.

This transaction significantly enhances the Company’s balance sheet and operating capacity, supporting its ability to develop new revenue-generating products and pursue future acquisitions aligned with its mission.

The Company’s leadership team brings experience from global consumer brands and retailers, including Original New York Seltzer, Disney, Hugo Boss, Victoria’s Secret, Versace, Bath & Body Works, and Walmart. Leveraging this expertise, through its partnership with American Industrial Group, SNBH is positioned to capitalize on strategic sourcing, the ability to manufacture locally with a global footprint, and global distribution networks across omnichannel platforms for high-growth, high-margin brands, while maintaining cash-flow positive operations at all subsidiaries. The Company continues to execute its 24-month acquisition pipeline and to seek growth through synergistic acquisitions, innovation in consumer packaged goods, in food, beverage, pet-care, healthcare, and emergency markets, as well as strategic brand partnerships. Management believes these initiatives, supported by scalable operations and established institutional relationships, will enable sustainable value creation for shareholders.

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

As reflected in the accompanying unaudited consolidated financial statements, the Company had an accumulated deficit of $5,557,260 at June 30, 2025, and had a net loss of $887,434 and net cash flow generated from operating activities of $2,916 for the six months ended June 30, 2025, respectively. The Company has a limited operating history, and its continued growth is dependent upon the continuation of selling its products; hence generating revenues and obtaining additional financing to fund future obligations and pay liabilities arising from normal business operations. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital, implement its business plan, and generate significant revenues. There are no assurances that the Company will be successful in its efforts to generate significant revenues, maintain sufficient cash balance or report profitable operations or to continue as a going concern. The Company plans on raising capital through the sale of equity or debt instruments to implement its business plan. However, there is no assurance these plans will be realized and that any additional financings will be available to the Company on satisfactory terms and conditions, if any.

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

As noted above, On May 12, 2025, the Company, through its wholly owned subsidiary AIG F&B, acquired Assets totaling $595,441 from American Industrial Group, Inc. (“AIG”). The Company acquired machinery and equipment of $77,044, Inventory for sale of $283,452 and accounts receivable and other assets of $234,945. The transaction has been accounted for as an asset acquisition pursuant to ASC 805-50, Business Combinations – Related Issues, as the acquired set of assets and activities did not meet the definition of a business. As such, the total consideration transferred, including direct transaction costs, has been allocated to the individual identifiable assets acquired and liabilities assumed on a relative fair value basis as of the acquisition date.

In accordance with the guidance applicable to asset acquisitions:

●	Transaction costs directly attributable to the acquisition have been capitalized as part of the cost of the acquired assets.

●	No goodwill has been recognized, as the transaction did not qualify as a business combination under ASC 805-10.

●	The asset values presented reflect the relative fair value allocation of the total purchase price among the identifiable assets acquired.

●	The financial statements do not include the results of operations or cash flows of the acquired assets prior to the acquisition date.

These financial statements are intended to provide users with historical information on the assets acquired and should be read in conjunction with the accompanying notes and the full financial statements of the Company.

Cash

The Company considers all short-term highly liquid investments with an original maturity date of purchase of three months or less to be cash equivalents.

Revenue Recognition

During the three and six months ended June 30, 2025 and the year ended December 31, 2024, our revenue recognition policy was in accordance with ASC 606, “Revenue from Contracts with Customers”, which requires the recognition of sales following five steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or as) the entity satisfies a performance obligation.

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

During the six months ended June 30, 2025, and 2024, there were no stock based awards issued or outstanding.

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

Related Party Transactions

The Company engages in transactions with related parties in the normal course of business. Related parties include the Company's executive officers, directors, principal shareholders, and affiliates. All related party transactions are conducted on terms equivalent to those prevailing in arm’s length transactions.

During the three and six months ended June 30, 2025, the Company entered into the following related party transactions:

●	The Company recorded sales from Aqua Emergency totaling $76,600

●	The Company recorded sales from Wyoming Bears totaling $34,000

As of June 30, 2025, the following balances were outstanding with related parties:

●	Accounts receivable from Wyoming Bears totaling $61,000

During the six months ended June 30, 2025, the Company issued 6,110,000 shares to George Furlan, its CEO, for management services including a bonus of 3,680,000 related to the closing of share exchange agreement with AIGF&B. Aqua Emergency and Wyoming Bears are related parties through common ownership by AIG.

These balances are unsecured, non-interest bearing, and are expected to be settled in the normal course of business.

The Company recorded fees of $22,500 from AIG Group for consulting services related to the Company’s merger and ongoing operations. This balance is included in accounts payable and accrued expenses at June 30, 2025.

Management believes all related party transactions were made on terms equivalent to those that prevail in arm’s length transactions and were approved by the Company’s Board of Directors or an authorized committee.

Income Taxes

The Company’s income tax benefit differs from the expected income tax benefit by applying the U.S. Federal statutory rate of 21% to net income (loss) as follows:

The tax effects of temporary differences that give rise to the Company’s net deferred tax liability as of June 30, 2025 and December 31, 2024 are as follows:

	June 30, 2025	December 31, 2024
Deferred Tax Assets

Net Operating Losses	$1,167,025	$980,663

Less: Valuation Allowance	(1,167,025)	(980,663)

Deferred Tax Assets - Net	$—	$—

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

NOTE 3. INVENTORIES

Inventories are stated at the lower of cost and net realizable value. Cost is determined using the moving average method and net realizable value is the estimated selling price less costs of disposal in the ordinary course of business. The cost of inventories includes direct costs plus shipping and packaging materials. At December 31, 2023 based on a sale quote received in April 2024 for its remaining inventory, the Company recorded a charge of $63,477 to write down the inventory to its net realizable value of $150,000. The Company did not consummate a sale of the inventory. As a result, on September 30, 2024, the Company recorded an additional charge of $150,000 reducing the value of the inventory on hand to $0. As of June 30, 2025 and December 31, 2024, the Company product inventories are contained in a storage and fulfilment center located at City Logistics in Fairfield, NJ.

As discussed in Note 1, On May 12, 2025, the Company, through its wholly owned subsidiary AIG F&B, acquired Assets raw materials of $213,220 and finished goods of $70,232 from American Industrial Group, Inc. This inventory is all expected to be sold or used in production in the immediate future.

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

On June 25, 2024, the investor submitted paperwork that was approved by the Company to convert the entire Note and all of the related accrued interest totaling $68,054 into 3,272,031 shares of the Company’s Common Stock. While the transaction was approved, the Common Stock had not yet been issued at December 31, 2024 and were recorded as “Common Stock to be issued” in the Equity Section of the accompanying Balance Sheet. The common shares were issued February 20, 2025. See Note 6.

On April 27, 2021 (the “Issuance Date”), the Company entered into a Securities Purchase Agreement with an accredited investor (the “April 2021 Investor”) providing for the sale by the Company to the April 2021 Investor of a 10% Senior Secured Convertible Promissory Note in the principal amount of $315,789 (the “April 2021 Note”, and the “Financing”). The principal amount of the April 2021 Note includes an Original Issue Discount of $15,789, resulting in $300,000 in total proceeds received by the Company in the Financing. The April 2021 Note is convertible at the option of the April 2021 Investor into shares of common stock of the Company at $0.40 per share. In addition to the April 2021 Note, the April 2021 Investor also received 250,000 shares of common stock of the Company (the “Commitment Shares”), and a common share purchase warrant (the “April 2021 Warrant”, and together with the April 2021 Note and the Commitment Shares, the “Securities”) to acquire 500,000 shares of common stock of the Company. The April 2021 Warrant is exercisable for five years at an exercise price of $0.60. The lender agreed to not exercise any of the warrant and conversion feature from their inception through August 15, 2025. The lender has retained its right to exercise the warrants and conversion feature from August 16, 2025 through their expiration. The Original Issue discount was being amortized over the term of the loan of 18 months and was fully amortized during the year ended December 31, 2022. Accrued interest for this note as of June 30, 2025 was $176,516 including default interest of $113,737. Accrued interest for this note as of December 31, 2024 was $141,779 including default interest of $94,789.

On November 18, 2021 (the “Issuance Date”), the Company entered into a Securities Purchase Agreement with an accredited investor (the “November 2021 Investor”) providing for the sale by the Company to the November 2021 Investor of a 10% Senior Secured Convertible Promissory Note in the principal amount of $400,000 (the “November 2021 Note”, and, the “Financing”), to be paid by the November 2021 Investor to the Company in two tranches (each, a “Tranche”). The first Tranche consists of a payment by the November 2021 Investor to the Company on the Issue Date of $200,000, from which the November 2021 Investor retained $5,000 to cover its legal fees. A second Tranche consisting of $200,000 was paid in December 2021, resulting in $395,000 in total proceeds to be received by the Company in the Financing. In addition to the November 2021 Note, the November 2021 Investor also received a common share purchase warrant (the “November 2021 Warrant”, and together with the November 2021 Note, the “Securities”) to acquire 666,667 shares of common stock of the Company. The November 2021 Warrant is exercisable for five years at an exercise price of $0.45. The lender agreed to not exercise any of the warrant and conversion feature from their inception through April 15, 2025. The lender has retained its right to exercise the warrants and conversion feature from April 16, 2025 through their expiration. The closing of the Financing in the amount of $400,000 occurred on December 16, 2021. The maturity date (“Maturity Date”) for each Tranche is at the end of the period that begins from the date each Tranche is paid and ends 12 months thereafter, and interest associated with the November 2021 Note is 10% per annum. Accrued interest for this note as of June 30, 2025 was $258,954 including default interest of $144,066. Accrued interest for this note as of December 31, 2024 and was $214,954 including default interest of $120,066.

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

NOTE 6. ACQUISITION CREDITS

On May 12, 2025, the Company, through its wholly owned subsidiary AIG F&B, acquired Assets totaling $595,441 from American Industrial Group, Inc. In consideration for the assets received, AIG F&B issued $595,441 of Acquisition Credits. Acquisition Credits are issued subject to investment representations of the original recipient and may be transferred or exchanged only in compliance with the Securities Act of 1933. The Holder of an Acquisition Credit is entitled, at its option, at any time more than six months after the issuance date, which will be the Maturity Date, to convert any or all of the principal amounts of the Acquisition Credits or any portion of the principal amount into shares of Common Stock of the Company with the number of shares issuable upon such conversion being equal to the dollar amount converted. The conversion price will be determined by the volume-weighted average of the closing price of the Company’s common stock for the 30-day period preceding the requested conversion date.

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

As of June 30, 2025 and December 31, 2024, 0 and 1,000,000 shares of Series B Preferred Stock were issued and outstanding.

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

There were no other issuances of common stock during the six months ended June 30, 2025.

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

On January 8, 2020, the Company entered into an Executive Consulting Agreement (the “Mansour Agreement”) with James Mansour pursuant to which Mr. Mansour was appointed as an Executive Consultant. The Mansour Agreement provides for a base salary of $60,000 per year. The Mansour Agreement had a term of three years from the effective date. Pursuant to the Mansour Agreement, the Company and Mr. Mansour also entered into a Restricted Stock Agreement to purchase 718,403 shares of the Company’s Common Stock. At December 31, 2024, the Company maintained an amount due Mr. Mansour totaling $85,000 included in accounts payable. On February 11, 2025, the Company issued 1,700,000 in full settlement of all amounts due Mr. Mansour. See Note 7.

The Company is currently involved in a wage dispute with a former contractor dating back to the third quarter of 2020. On May 30, 2025, the Company received a demand letter from an attorney representing the contractor in the amount of $286,010 including wages, expenses and interest. The Company disputes the claim in its entirety but has maintained an accrual of $54,000 related to the dispute. The Company has begun settlement discussions with the contractor’s representative. The Company has not made any change to its accrual as of this time. Neither party has initiated legal action at this time. Should any legal action occur against the Company, the Company would defend itself vigorously and would assert claims of misconduct against the former contractor.

In the first quarter of 2024, the Company engaged a consultant pursuant to which the consultant was to receive as consideration for services in accordance with a payment schedule three cash payments of $10,000 for a total of $30,000 and three issuances of 1,000,000 shares of the Company’s common stock for a total of 3,000,000 shares. During the first quarter of 2024, the consultant received two separate cash payments of $10,000 for a total of $20,000 and two separate issuances of 1,000,000 shares of the Company’s common stock. As of March 31, 2025, the consultant had not yet received the third cash payment and stock issuance. The Company has not recorded any charge for the third payment as of March 31, 2025. Subsequent to March 31, 2025, on April 18, 2025, the consultant was issued 2,000,000 shares of the Company’s common stock in full settlement of the agreement.

NOTE 9. SUBSEQUENT EVENTS

The Company has evaluated subsequent events for recognition and disclosure through August 18, 2025, which is the date the financial statements were available to be issued.

On July 5, 2025, the Company, through its 51%-owned subsidiary Aqua Emergency, a Nevada corporation (AENV) entered into the Exchange Agreement (the “Exchange Agreement”) with Aqua Emergency, a Florida corporation (“AEFL”), which is owned and controlled by its shareholders, and which owns and controls several assets and lines of business of interest to the Company, pursuant to which AENV will acquire many of those assets and rights of AEFL in exchange for Acquisition Credits See Note 5.

Aqua Emergency, Inc., the Florida-based Company, is a specialized manufacturer and distributor of long-shelf-life emergency drinking water and meals-ready-to-eat (MREs), designed for disaster relief, defense, and institutional use. The Company is the exclusive license holder of the American Red Cross® brand for emergency water and MREs. Aqua Emergency supplies products to federal, state, and municipal emergency response agencies, non-governmental humanitarian and healthcare organizations, and commercial preparedness distributors. Its product line is engineered for extended shelf-life stability, regulatory compliance, and rapid-deployment packaging.

The consideration structure includes an earnout formula based on annual revenue growth, EBITDA, and/or appraised asset value, calculated on a 70% performance basis and adjusted by SNBH’s 51% ownership interest in the Subsidiary. Acquisition Credits issued under this structure may be converted into shares of SNBH common stock following applicable holding periods and subject to Lock-Up Agreements.

No other matters were identified affecting the accompanying financial statements and related disclosures.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition of Sentient Brands Holdings Inc. for the three and six months ended June 30, 2025 and 2024 should be read in conjunction with the Sentient Brands Holdings Inc. unaudited condensed consolidated financial statements and the notes thereto contained elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors, Special Note Regarding Forward-Looking Statements and Business sections in our Form 10-K as filed with the Securities and Exchange Commission on April 16, 2025. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

Unless otherwise indicated, references to the “Company,” “us” or “we” refer to Sentient Brands Holdings Inc. and its subsidiaries.

Overview

Sentient Brands is currently a next-generation brand platform focused on the acquisition, development, and commercialization of premium and functional consumer packaged goods (CPG) with an emphasis on wellness, sustainability, and emergency preparedness. The Company has implemented a product innovation and acquisition-driven growth strategy through its operating subsidiaries, focusing on consumer categories that offer long-term secular growth potential.

The Company’s flagship subsidiaries include:

3.	AIG F&B, Inc., a wholly owned Nevada subsidiary, which operates as a manufacturing and distribution platform for food, beverage, and wellness products, including shelf-stable and functional nutrition items. AIG F&B sources and produces consumer goods for the Company’s brand portfolio and strategic partners, including Original New York Seltzer, Arctic Frost, and Burlone.

4.	Aqua Emergency, Inc. (AENV), a 51%-owned subsidiary, is a Florida-based specialized manufacturer and distributor of emergency water and meals-ready-to-eat (MREs). Aqua Emergency holds the exclusive license for American Red Cross® branded emergency water and MREs and supplies federal, state, and municipal emergency agencies, NGOs, and commercial distributors. Products are engineered for extended shelf life, regulatory compliance, and rapid deployment.

These entities serve as the operational and commercial backbone of SNBH’s business model, allowing the Company to scale through strategic asset acquisition and production partnerships. The Company intends to leverage its operating subsidiaries, brand equity, and licensing relationships to enter additional product categories aligned with health, safety, and sustainability.

Strategic Developments

On April 10, 2025, the Company, through AIG F&B, closed a share exchange agreement with American Industrial Group (“AIG”), pursuant to which AIG transferred select rights, assets, and business lines to AIG F&B in exchange for Acquisition Credits convertible into shares of SNBH common stock under a performance-based earnout structure. These assets include proprietary beverage and first-aid product formulations, manufacturing infrastructure, distribution relationships, and brand rights relevant to the Company’s future roadmap.

The consideration structure is performance-contingent and subject to regulatory holding periods, lock-up agreements, and earnout milestones tied to revenue, EBITDA, and appraised asset value. The Acquisition Credits may be converted to equity upon the achievement of defined benchmarks over a multi-year horizon.

This transaction significantly enhances the Company’s balance sheet and operating capacity, supporting its ability to develop new revenue-generating products and pursue future acquisitions aligned with its mission.

The Company’s leadership team brings experience from global consumer brands and retailers, including Original New York Seltzer, Disney, Hugo Boss, Victoria’s Secret, Versace, Bath & Body Works, and Walmart. Leveraging this expertise, through its partnership with American Industrial Group, SNBH is positioned to capitalize on strategic sourcing, the ability to manufacture locally with a global footprint, and global distribution networks across omnichannel platforms for high-growth, high-margin brands, while maintaining cash-flow positive operations at all subsidiaries. The Company continues to execute its 24-month acquisition pipeline and to seek growth through synergistic acquisitions, innovation in consumer packaged goods, in food, beverage, pet-care, healthcare, and emergency markets, as well as strategic brand partnerships. Management believes these initiatives, supported by scalable operations and established institutional relationships, will enable sustainable value creation for shareholders.

Principal Products and Services

Sentient Brands’ product portfolio includes multiple high-growth, consumer-focused brands:

●	Original New York Seltzer – a heritage natural soda brand recognized for its nostalgic appeal and clean-label formulation.

●	Arctic Frost – a premium vodka brand positioned for the mass market, with pricing and affordability.

●	Burlone – a high-quality, yet affordable European wine, food, and beverage brand.

●	Aqua Emergency – emergency water and meal-ready-to-eat (MRE) kits designed for disaster preparedness, government procurement, and institutional supply chains.

●	American Red Cross® Licensed Products – long-shelf-life emergency rations and hydration supplies marketed under exclusive license.

All of the Company’s proprietary products are formulated and packaged to meet standards of safety, shelf-life stability, consumer appeal, and regulatory compliance.

Suppliers

The Company utilizes a diversified network of co-manufacturers, ingredient suppliers, and packaging partners. SNBH is not dependent on any single supplier and maintains contingency arrangements to support uninterrupted operations.

Distribution

SNBH leverages both direct-to-consumer and B2B distribution channels:

●	E-commerce platforms

●	Retail and wholesale distribution

●	Government procurement contracts

●	International export partnerships

Marketing Strategy

The Company promotes its brands through targeted social media marketing, influencer campaigns, PR events, and traditional media. Marketing and brand positioning are executed internally and with third-party agencies for select initiatives.

Growth Strategies

To scale operations and enhance shareholder value, the Company is focused on:

●	Executing a 24-month acquisition and brand roll-up plan

●	Expanding manufacturing and fulfillment capabilities

●	Leveraging omnichannel distribution networks

●	Scaling brands through licensing and global expansion

M&A Strategy

SNBH targets synergistic acquisitions in high-margin, high-growth categories including food, beverage, pet care, health, and emergency products. The Company applies an earnout-based consideration model to align incentives and manage dilution. The April 2025 acquisition of assets from American Industrial Group is the first major transaction under this model.

Customers

The Company serves a broad customer base, including individual consumers, retailers, distributors, government agencies, and NGOs. Key segments include emergency preparedness, premium beverage, and wellness categories.

Intellectual Property

SNBH and its affiliates hold U.S. trademarks and exclusive licenses for Aqua Emergency, Arctic Frost, Original New York Seltzer, American Red Cross, Burlone, and other proprietary brands, with additional trademark applications pending internationally. The Company protects trade secrets through contractual and operational safeguards.

Competition

The CPG space is highly competitive, with participants ranging from multinational conglomerates to niche independents. The Company’s focus on brand authenticity, regulatory compliance, and premium positioning provides defensible differentiation.

Research and Development

Product development is continuous and collaborative across the Company’s brand platform. Expenditures are managed prudently and focus on commercialization of innovative formulations and packaging.

Employees

The Company employs a lean operating structure, combining a core management team with dedicated full-time employees, supported by strategic advisors and specialized contractors. Human capital plans prioritize scalability and operational excellence.

Compensation practices are designed to align performance with long-term value creation through a combination of base pay, performance incentives, and equity participation.

The primary mailing address for the Company is 590 Madison Avenue, 21st Floor, New York, New York 10022. The Company’s telephone number is (646) 202-2897. The Company’s website is www.sentientbrands.com.

Going Concern

We have a limited operating history, and our continued growth is dependent upon the continuation of selling our products to our customers; hence generating revenues and obtaining additional financing to fund future obligations and pay liabilities arising from normal business operations. We had an accumulated deficit of $5,557,260 and $4,669,826 at June 30, 2025 and December 31, 2024, respectively and a working capital deficit of $1,583,758 and $2,206,318 at June 30, 2025 and December 31, 2024, respectively. The report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2024 contained an explanatory paragraph regarding our ability to continue as a going concern based upon cash used in operating activities and the current cash balance cannot be projected to cover the operating expenses for the next twelve months from the release date of this report. These factors, among others, raised substantial doubt about our ability to continue as a going concern. Our financial statements appearing elsewhere in this report do not include any adjustments that might result from the outcome of this uncertainty. There are no assurances we will be successful in our efforts to generate significant revenues or report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our company.

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

RESULTS OF OPERATIONS

Comparison of Results of Operations for the three months ended June 30, 2025 and 2024

Revenue

We generated revenue of 110,600 during the three months ended June 30, 2025. The revenue was generated through our new subsidiary AIG F&B which we acquired in April 2025 and began operations in May 2025. The revenue consisted of shipments of bottled water to independent but related parties. We did not generate any revenue during the three months ending June 30, 2024.

Gross Margin

We had a negative gross margin of $4,512 for the three months ended June 30, 2025 due to shipping and other start up costs. There was no gross margin for the three months ended June 30, 2024.

Operating Expenses

For the three months ended June 30, 2025 and 2024, operating expenses consisted of the following:

	2025	2024
Advertising and Marketing	—	—
General and Administrative	25,548	16,074
Legal and Professional	242,463	52,595
Management Fees	84,245	92,500

TOTAL OPERATING EXPENSES	352,256	161,169

●	General and administrative fees totaled $25,548 for the three months ended June 30, 2025 representing an increase of $9,474 compared to the total of $16,074 for the three months ended June 30, 2024. The increase is attributable to costs associated with the closing of the acquisition of AIG F&B in April and getting the new operation running.

●	Legal and professional fees primarily consisted of accounting fees, legal service fees, consulting fees, investor relations and other fees incurred for service related to being a public company. For the three months ended June 30, 2025, professional fees totaled $242,463 which is an increase of $189,868 compared to total expense of $52,595 for the three months ended June 30, 2024. Legal fees related to the closing of the AIG F&B acquisition were approximately $43,000. We also recorded a charge of $176,000 for 2 million shares of our common stock issued to a former contractor as a success fee for the closing of the acquisition. The majority of the expense in 2024 was attributed to fees involved with the beginning of the search for acquisition targets and fund raising activities.

●	Our management fees are comprised mainly of salaries paid to our management staff. For the three months ended June 30, 2025, we recorded an expense of $84,245 of management fees for work associated with negotiated and closing the merger deal in April 2025. Fees totaling 92,500 were recognized for the same period of 2024 for work associated with fund raising and merger activity.

Loss from Operations

The Company’s operating loss for the three-month period ended June 30, 2025 and 2024 was $356,768 and $161,169, respectively. The increase in operating loss of $195,599 was primarily attributed to the non-cash expense related to stock issued for professional services and management fees.

Interest Expense

Interest Expense is related to our convertible and other notes payable. During the three months ended June 30, 2025, interest expense totaled $39,368 compared to $63,985 for the same period in 2024. The decrease in 2025 is a result of the several conversions of debt into equity during the first quarter of 2025.

Income Taxes

We did not have any income taxes expense for the three months ended June 30, 2025 and 2024.

Net Loss

Our net loss for the three months period ended June 30, 2025 and 2024 was $396,136 and $225,154, respectively.

Comparison of Results of Operations for the six months ended June 30, 2025 and 2024

Revenue

We generated revenue of 110,600 during the six months ended June 30, 2025. The revenue was generated through our new subsidiary AIG F&B which we acquired in April 2025 and began operations in May 2025. The revenue consisted of shipments of bottled water to independent but related parties. We did not generate any revenue during the six months ending June 30, 2024.

Gross Margin

We had a negative gross margin of $4,512 for the six months ended June 30, 2025 due to shipping and other start up costs. There was no gross margin for the six months ended June 30, 2024.

Operating Expenses

For the six months ended June 30, 2025 and 2024, operating expenses consisted of the following:

	2025	2024

General and Administrative	33,201	23,960
Legal and Professional	459,501	368,878
Management Fees	353,105	121,100

TOTAL OPERATING EXPENSES	845,807	513,938

●	General and administrative fees totaled $33,201 for the six months ended June 30, 2025 representing a decrease of $9,241 compared to the total of $23,960 for the six months ended June 30, 2024. The increase is attributable to costs associated with the closing of the acquisition of AIG F&B in April and getting the new operation running. The current fees relate to office expenses, bank fees, fees associated with public company expenses and some travel costs.

●	Legal and professional fees primarily consisted of accounting fees, legal service fees, consulting fees, investor relations and other fees incurred for service related to being a public company. For the six months ended June 30, 2025, professional fees totaled $459,501 which is an increase of $90,623 compared to total expense of $368,878 for the six months ended June 30, 2024. The increase is attributed to the increased legal fees required to finalize and close on the acquisition of AIG F&B and the assets acquired in May. Professional fees are mainly for legal, accounting and audit fees.

●	Our management fees are comprised mainly of salaries paid to our management staff. During the six month period ended June 30, 2025, management fees totaled $353,105 representing an increase of $232,005 compared to June 30, 2024, management fees of $121,100. The increased fees related to our efforts to finalize and close on the acquisition of AIG F&B and the assets acquired in May.

Loss from Operations

The Company’s operating loss for the six-month period ended June 30, 2025, and 2024 was $850,319 and $513,938, respectively. The increased in operating loss of $336,381 was primarily attributed to the increased professional fees and management fees related to our efforts to finalize and close on the acquisition of AIG F&B and the assets acquired in May.

Interest Expense

Interest Expense is related to our convertible and other notes payable. During the six months ended June 30, 2025, interest expense totaled $89,466 compared to $127,970 for the same period in 2024. The decrease in 2025 is a result of the several conversions of debt into equity during the first quarter of 2025.

Income Taxes

We did not have any income taxes expense for the six months ended June 30, 2025 and 2024.

Net Loss

Our net loss for the six months period ended June 30, 2025 and 2024 was $887,434 and $641,908, respectively.

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

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At June 30, 2025, we had a cash balance of $42,348. These funds are kept in financial institutions located in United States.

As of June 30, 2025, we had total current assets of $556,161, consisting of $42,348 in cash accounts receivable of $60,900, period expenses of $169,462 and inventory of $283,451. Our total current liabilities as of June 30, 2025 were $2,139,919 We had a working capital deficit of $1,583,758 as of June 30, 2025.

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

Cash Flows from Operating Activities

Operating activities generated $2,916 in cash for the six months ended June 30, 2025, compared with cash used of $190,166 for the six months ended June 30, 2024. Our positive operating cash flow for the six months ended June 30, 2024, was largely the result of our net loss of $887,434 offset by non cash expense for consulting services of $656,186. Our payables for the quarter increased by $234,406. For the six months ended June 30, 2024, operating activities used $190,166. The primary causes of the cash usage was our net loss of $641,908. This was primarily offset by non cash expense for consulting services of $340,750 and a stock subscription of $85,000.

Cash Flows from Investing Activities

There were no cash flow from investment activities for the six months ended June 30, 2025 and 2024.

Cash Flows from Financing Activities

Net cash flows provided by financing activities during the six months ended June 30, 2025, amounted to $36,000 compared with cash flows provided by financing activities of $190,500 for the six months ended June 30, 2024. Our positive cash flows for the six months ended June 30, 2025 and 2024 consisted of proceeds from the sale of common stock and a short term loan.

Going Concern

As of June 30, 2025, we have an accumulated deficit of $5,557,260. Our ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and our ability to achieve and maintain profitable operations. While we are expanding our best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations. These conditions raise substantial doubt about our ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of March 31, 2023, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2025, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described below.

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

Remediation Plan to Address the Material Weaknesses in Internal Control over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Management identified the following three material weaknesses that have caused management to conclude that, as of June 30, 2025, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

During the quarter ended June 30, 2025, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements.

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

SENTIENT BRANDS HOLDINGS INC.

Date: August 19, 2025	By:	/s/ George Furlan
George Furlan
Chief Executive Officer (Principal Executive Officer)

Date: August 19, 2025	By:	/s/ George Furlan
George Furlan
Chief Financial Officer (Principal Financial and Accounting Officer)