Form 10-Q
period 2025-09-30
SENTIENT BRANDS HOLDINGS INC.
filed 2025-11-19
CIK 1358633

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 19, 2025, 123,516,772 shares of common stock, par value $0.001 per share, were issued and outstanding (prior to the effects of the reverse stock split approved on September 10, 2025, as described in Note 1).

SENTIENT BRANDS HOLDINGS INC.

FORM 10-Q

September 30, 2025

 The financials are being filed as is. The review has not been completed. We will file the amendment.

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

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

SENTIENT BRANDS HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 2025	December 31, 2024
	Unaudited	Audited
ASSETS
CURRENT ASSETS
Cash	$21,720	$3,432
Accounts receivable	175,447	—
Inventory	240,326	—
Prepaid expenses	180,519	—
TOTAL CURRENT ASSETS	618,012	3,432

Fixed Assets (net of Depreciation)	82,588	19,864
Other assets	2,008,697	—
TOTAL ASSETS	$2,709,297	$23,296

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$836,608	$856,012
Notes payable	14,375	544,691
Convertible notes payable	715,789	809,047
Acquisition credits	2,640,712
TOTAL CURRENT LIABILITIES	4,207,484	2,209,750
TOTAL LIABILITIES	$4,207,484	$2,209,750

STOCKHOLDERS' DEFICIENCY
Preferred Stock - Par Value of $0.001; 25,000,000 shares authorized; 0 and1,000,000	$—	$—
shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	1,000	1,000
Common Stock - Par Value of $0.001; 500,000,000 shares authorized; 118,096,844 and 70,920,517 shares issued and outstanding as of September 30, 2025 and December 31, 2024	118,095	70,921
Common stock to be issued	71,000	153,054
Additional paid-in capital	3,845,040	2,258,397
Accumulated deficit	(5,533,322)	(4,669,826)
TOTAL STOCKHOLDERS' DEFICIENCY	(1,498,187)	(2,186,454)
TOTAL LIABILITIES & STOCKHOLDERS' DEFICIENCY	$2,709,297	$23,296

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SENTIENT BRANDS HOLDINGS INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended September 30		Nine months ended September 30
	2025	2024	2025	2024

Sales	$387,659	$—	$498,259	$—
Cost of sales	198,261	—	313,373	—

Gross profit (loss)	189,398	—	184,886	—

Operating expenses:
Advertising and marketing	7,200	—	7,200	—
General and administrative	37,699	18,766	70,900	43,026
Legal and professional	60,192	40,300	519,693	409,178
Management fees	38,200	19,200	391,305	140,000
Write off excess inventory	—	150,000	—	150,000

TOTAL OPERATING EXPENSES	143,291	228,266	989,098	742,204

GAIN (LOSS) FROM OPERATIONS	46,107	(228,266)	(804,212)	(742,204)

Other Income (Expense)
Interest adjustment of loan converted	—	—	42,351	—
Settlement of legal claims	5,000		15,000
Write off of accounts payable	26,097	—	26,097	—
Total Other Income	31,097	—	83,448	—

Interest expense	(39,368)	(63,575)	(128,834)	(191,545)
Loss on disposal of assets	(13,899)	—	(13,899)	—
Total Other Expense	(53,267)	(63,575)	(142,733)	(191,545)
Total Other Income (Expense)	(22,170)	(63,575)	(59,285)	(191,545)

NET GAIN (LOSS)	$23,937	$(291,841)	$(863,497)	$(933,749)

Non-Controlling Interest of Subsidiaries	$(21,048)	$—	$(21,048)	$—

Net Income (loss) Attributable to Shareholders	$2,889	$(291,841)	$(884,545)	$(933,749)

NET GAIN (LOSS) PER COMMON SHARE -
BASIC AND DILUTED	$0.000	$(0.005)	$(0.009)	$(0.015)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	117,575,944	62,435,195	102,035,751	61,658,870

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENTIENT BRANDS HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY

September 30, 2025 (Unaudited)	Common Stock		Preferred Stock		to be issued	Paid in Capital	Accumulated Deficit
	Shares	Amount	Shares	Amount				Total
Balance - December 31, 2024	70,920,517	70,921	1,000,000	1,000	153,054	2,258,397	(4,669,826)	(2,186,454)
Common stock issued in lieu of accounts payable	1,700,000	1,700				83,300		85,000
Previously purchased common shares issued	1,000,000	1,000			(50,000)	49,000		—
Common stock issued for previously converted debt and accrued interest	3,272,031	3,272			(68,054)	64,782		—
Common stock issued for services	13,950,000	13,950				601,655		615,605
Conversion of debt and accrued interest into common stock	27,254,296	27,254			(41,861)	827,904		813,297
Conversion of debt and accrued interest into common stock not yet issued					41,861			41,861
Common stock sold to investor					6,000			6,000
Common stock sold to investors not issued					30,000			30,000
Return expired preferred shares to Treasury			(1,000,000)	(1,000)		1,000		—
Net loss for the six months	—	—	—	—	—	—	(887,433)	(887,433)
Balances June 30, 2025	118,096,844	118,097	—	—	71,000	3,886,038	(5,557,259)	(1,482,124)

Issuance of Preferred Stock for Service			1,000,000	1,000		(1,000)		—
Record Acquisition Credits issued for Accounts Payable						(40,000)		(40,000)
Net income for the three months	—	—	—	—	—	—	23,937	23,937
Balances September 30, 2025	118,096,844	118,097	1,000,000	1,000	71,000	3,845,038	(5,533,322)	(1,498,187)

September 2024	Common Stock		Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	to be issued	Paid in Capital	Accumulated Deficit	Total
Balance - December 31, 2023	56,140,518	56,141	1,000,000	1,000	-	1,542,429	(3,533,380)	(1,933,810)
Common stock issued for services	4,050,000	4,050				336,700		340,750
Common stock issued in payment of past services	600,000	600				14,398		14,998
Common stock sold to investors	3,580,000	3,580				175,420		179,000
Conversion of note payable and accrued interest into Common Stock to be issued					68,054			68,054
Net loss for the six months	—	—	—	—	—	—	(641,908)	(641,908)
Balances June 30, 2024	64,370,518	64,371	1,000,000	1,000	68,054	2,068,947	(4,175,288)	(1,972,916)
Common stock issued in payment of past services	500,000	500				11,500		12,000
Net loss for the three months	—	—	—	—	—	—	(291,841)	(291,841)
Balances September 30, 2024	64,870,518	64,871	1,000,000	1,000	68,054	2,080,447	(4,467,129)	(2,252,757)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENTIENT BRANDS HOLDINGS INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the nine months ended
	September 30,
	2025	2024
OPERATING ACTIVITIES:
Net loss	$(863,496)	$(933,749)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation & amortization Expenses	7,069	2,908
Disposition of fixed asset	13,899	—
Common stock issued in payment of past services	—	26,998
Write off excess inventory	—	150,000
Common stock issued for interest expense	(259,560)	—
Common stock issued for services	1,093,231	340,750
Common stock issued for conversion of notes payable	175,348	—
Changes in operating assets and liabilities:
Accounts receivable	(175,447)
Inventory	(240,326)	—
Prepaid expenses	(180,519)	7,673
Accounts payable and accrued expenses	(306,943)	110,073
Stock subscription	—	105,000
Short term loan	4,875	—
Other accrued expenses	27,500	—
Accrued interest	128,834
Acquisition credits issued for subsidiaries	2,566,520	—
Total Adjustments	2,854,481	743,402
NET CASH PROVIDED (USED) IN OPERATING ACTIVITIES	1,990,985	(190,347)

INVESTMENT ACTIVITIES:
Investment in intangible assets	(2,008,697)	—
NET CASH USED IN INVESTMENT ACTIVITIES	(2,008,697)

FINANCING ACTIVITIES:
Proceeds (Payment) of loan payable	—	—
Proceeds from short term loan	—	11,500
Net proceeds from sale of common stock not yet issued	36,000	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	36,000	11,500
INCREASE (DECREASE) IN CASH	18,288	(178,847)

CASH-BEGINNING OF PERIOD	3,432	1,299
CASH-END OF PERIOD	$21,720	$(177,548)
Supplemental disclosures of cash flow information
information:
Cash paid during the year for:
Interest	$—	$79,950
Taxes	$—	$—
	$—	$79,950
Supplemental disclosure of non-cash financing activity:
Stock issued for previously converted debt and interest	$—	$68,054

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SENTIENT BRANDS HOLDINGS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

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

The Company’s flagship subsidiaries include:

1.	AIG-F&B, Inc., a wholly owned Nevada subsidiary, which operates as a manufacturing and distribution platform for food, beverage, and wellness products, including shelf-stable and functional nutrition items. AIG F&B sources and produces consumer goods for the Company’s brand portfolio and strategic partners, including Original New York Seltzer, Arctic Frost, and Burlone.

2.	Aqua Emergency, Inc. (AENV), a 51%-owned subsidiary, is a Florida-based specialized manufacturer and distributor of emergency water and meals-ready-to-eat (MREs). Aqua Emergency holds the exclusive license for American Red Cross® branded emergency water and MREs and supplies federal, state, and municipal emergency agencies, NGOs, and commercial distributors. Products are engineered for extended shelf life, regulatory compliance, and rapid deployment.

3.	Wyoming Bears, Inc. (WYB), a 51%-owned subsidiary, is a California-based specialized distributor of Consumer Packaged Goods (CPG) and supplies c-stores, big box retailers both domestically and internationally. Distributes such brands as Original New York Seltzer, Burlone, Bear Springs, and Arctic Frost.

These entities serve as the operational and commercial backbone of SNBH’s business model, allowing the Company to scale through strategic asset acquisition and production partnerships. The Company intends to leverage its operating subsidiaries, brand equity, and licensing relationships to enter additional product categories aligned with health, safety, and sustainability.

Strategic Developments

On April 10, 2025, the Company, through AIG-F&B, Inc., closed a share exchange agreement with American Industrial Group (“AIG”), pursuant to which AIG transferred select rights, assets, and business lines to AIG F&B in exchange for Acquisition Credits convertible into shares of SNBH common stock under a performance-based earnout structure. These assets include proprietary beverage and first-aid product formulations, manufacturing infrastructure, distribution relationships, and brand rights relevant to the Company’s future business plan.

On July 5, 2025, the Company, through Aqua Emergency, Inc. (NV) (“AE NV”), closed a share exchange agreement with Aqua Emergency, Inc. (FL) (“AE FL”), pursuant to which AE FL transferred select rights, assets, and business lines to AE NV in exchange for Acquisition Credits convertible into shares of SNBH common stock under a performance-based earnout structure. These assets include accounts receivable, inventory, a perpetual license for intellectual property, manufacturing infrastructure, distribution relationships, and brand rights supporting the Company’s future roadmap.

On September 30, 2025, effective October 1, 2025, the Company, through Wyoming Bears, Inc. (“WYB”), closed a share exchange agreement with the Founders, pursuant to which Founders transferred select rights, assets, and business lines to WYB in exchange for Acquisition Credits convertible into shares of SNBH common stock under a performance-based earnout structure. These assets include proprietary distribution relationships and brand distribution rights relevant to the Company’s enterprise. As a result of the effective date of the transaction, no results for WYB were in included in the financial statements presented herein.

The consideration structure for each acquired company is performance-contingent and subject to regulatory holding periods, lock-up agreements, and earnout milestones tied to revenue, EBITDA, and appraised asset value. The Acquisition Credits may be converted to equity upon the achievement of defined benchmarks over a multi-year horizon.

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

On May 12, 2025, the Company, through its wholly owned subsidiary AIG-F&B, Inc. (“AIG F&B”), acquired Assets totaling $595,440 from American Industrial Group, Inc. (“AIG”). In consideration for the assets received, AIG F&B issued $595,440 of Acquisition Credits as defined in the Share Exchange Agreement between the Company and AIG which was signed in April. The Company acquired machinery and equipment of $77,044, Inventory for sale of $283,452 and accounts receivable and other assets of $234,944.

On July 5, 2025, Aqua Emergency, Inc. (Nevada), a 51%-owned subsidiary, in a combination of the business from Aqua Emergency, Inc. (Florida) valued at $1,905,272 via a Bill of Sale. In consideration for the assets received, Sentient Brands issued $1,905,272 of Acquisition Credits as defined in the Share Exchange Agreement between the Company and Aqua Emergency, Inc. (FL) which was signed in June. Assets include inventory $106,517, accounts receivable $301,360, perpetual license for intellectual property $1,150,000.00, prepaid assets $33,617 and Goodwill of $334,520. Consideration was Acquisition Credits (deferred contingent liability).

On September 10, 2025, Board of Directors and the Majority Stockholder, respectively, approved the reverse recapitalization of thirty-to-one of the existing common stock (the “Reverse”) and the filing of a Certificate of Amendment (the “Amendment”) to the Company’s Amended Articles of Incorporation with the Secretary of State of Nevada to reflect such recapitalization.

Note 1:

Basis of Presentation

Our financial statements are presented in conformity with accounting principles generally accepted in the United States of America, as reported on our fiscal years ending on December 31, 2025 and 2024. We have summarized our most significant accounting policies. They do not include all information and footnotes required for annual financial statements. These statements should be read in conjunction with the Form 10-K for the year ended December 31, 2024.

On September 10, 2025, the majority stockholder approved a 30:1 reverse stock split, effective approximately October 15, 2025 (20 days after mailing the DEF 14C). Numbers herein are pre-split.

Asset Acquisition

The Company currently has limited operations. These unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business.

As reflected in the accompanying unaudited consolidated financial statements, the Company had an accumulated deficit of $(5,533,323) at September 30, 2025, and had a net loss of $(863,497) and $(933,749) and net cash flow generated from operating activities of $1,990,985 and $(190,347) for the nine months ended September 30, 2025, and September 30, 2024 respectively.

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

As noted above, on May 12, 2025, the Company, through its wholly owned subsidiary AIG F&B, acquired Assets totaling $595,440 from American Industrial Group, Inc. (“AIG”). The Company acquired machinery and equipment of $77,044, Inventory for sale of $283,452 and accounts receivable and other assets of $234,944.

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

As noted above, on July 5, 2025, Aqua Emergency, Inc. (Nevada), a 51%-owned subsidiary, acquired the business of Aqua Emergency, Inc. (Florida) valued at $1,905,272 via a Bill of Sale under the July 5, 2025 Share Exchange Agreement. Assets include inventory $106,517, accounts receivable $301,360, a perpetual license for intellectual property of $1,150,000, prepaid assets $33,617 and Goodwill of $344,520. Consideration was Acquisition Credits (deferred contingent liability).

On July 5 ,2025, SNBH through its 51% owned subsidiary Aqua Emergency, Inc., a Nevada Corporation (AE-NV), entered into a share agreement and a Licensing Agreement whereby Aqua Emergency a Florida Corporation (AE-FL) transferred all its net assets and entered into a perpetual worldwide Licensing to AE-NV. AE-NV is 51% owned by SNBH and 49% owned by the shareholders of AE-FL.

The Company has determined under ASC 805 that the transaction is a business combination

The Company is a Change in Control acquirer of the other company by transfer of all the net assets of AE-FL as well as all rights to the business IP , contracts, customer lists, formulations and trade marks.

SNBH paid fair value in issuing $1,905,272 acquisitions to the shareholders of AE-FL.

The Company recognized and measured all the assets acquired and liabilities assumed as well as Intangible assets such as trademarks, licenses, customer lists, contracts and goodwill.

These financial statements are intended to provide users with historical information on the assets acquired and should be read in conjunction with the accompanying notes and the full financial statements of the Company.

Cash

The Company considers all short-term highly liquid investments with an original maturity date of purchase of three months or less to be cash equivalents.

Revenue Recognition

During the three and nine months ended September 30, 2025 and the year ended December 31, 2024, our revenue recognition policy was in accordance with ASC 606, “Revenue from Contracts with Customers”, which requires the recognition of sales following five steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or as) the entity satisfies a performance obligation.

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

During the nine months ended September 30, 2025, and 2024, there were no stock based awards issued.

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

Related Party Transactions

The Company engages in transactions with related parties in the normal course of business. Related parties include the Company’s executive officers, directors, principal shareholders, and affiliates. All related party transactions are conducted on terms equivalent to those prevailing in arm’s length transactions.

During the three and nine months ended September 30, 2025, the Company entered into the following transactions:

●	The Company recorded sales from AIG F&B for the three and nine month periods ended September 30, 2025 totaling $274,107 and $406,464 respectively. Related party sales were eliminated in the amount of $123,566 and $123,566, respectively.

As of September 30, 2025, the following balances were outstanding with related parties:

●	Accounts receivable from Aqua Emergency to AIG F&B accounts payable each totaling $141,823 were eliminated.

During the nine months ended September 30, 2025, the Company issued 6,110,000 shares to George Furlan, its CEO, for management services including a bonus of 3,680,000 related to the closing of share exchange agreement with AIG F&B.

These balances are unsecured, non-interest bearing, and are expected to be settled in the normal course of business.

The Company recorded fees of $54,800 from AIG Group for management and consulting services related to the Company’s merger and ongoing operations. This balance is included in accounts payable and accrued expenses at September 30, 2025.

Management believes all related party transactions were made on terms equivalent to those that prevail in arm’s length transactions and were approved by the Company’s Board of Directors or an authorized committee.

Income Taxes

The Company’s income tax benefit differs from the expected income tax benefit by applying the U.S. Federal statutory rate of 21% to net income (loss) as follows:

The tax effects of temporary differences that give rise to the Company’s net deferred tax liability as of September 30, 2025 and December 31, 2024 are as follows:

	September 30,	December 31,
	2025	2024
Deferred Tax Assets

Net Operating Losses	$(863,496)	$980,663

Less: Valuation Allowance	(863,496)	(980,663)

Deferred Tax Assets - Net	$—	$—

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

As discussed in Note 1, on May 12, 2025, through its wholly owned subsidiary AIG F&B, the Company acquired $283,452 in inventory which is expected to be sold or used in production in the immediate future.

On July 5, 2025, the Company, through its 51%-owned subsidiary Aqua Emergency, Inc. (NV), acquired inventory of $106,517 from Aqua Emergency, Inc. (FL). This inventory is all expected to be sold or used in production in the immediate future.

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

On April 27, 2021 (the “Issuance Date”), the Company entered into a Securities Purchase Agreement with an accredited investor (the “April 2021 Investor”) providing for the sale by the Company to the April 2021 Investor of a 10% Senior Secured Convertible Promissory Note in the principal amount of $315,789 (the “April 2021 Note”, and the “Financing”). The principal amount of the April 2021 Note includes an Original Issue Discount of $15,789, resulting in $300,000 in total proceeds received by the Company in the Financing. The April 2021 Note is convertible at the option of the April 2021 Investor into shares of common stock of the Company at $0.40 per share. In addition to the April 2021 Note, the April 2021 Investor also received 250,000 shares of common stock of the Company (the “Commitment Shares”), and a common share purchase warrant (the “April 2021 Warrant”, and together with the April 2021 Note and the Commitment Shares, the “Securities”) to acquire 500,000 shares of common stock of the Company. The April 2021 Warrant is exercisable for five years at an exercise price of $0.60. The lender agreed to not exercise any of the warrant and conversion feature from their inception through August 15, 2025. The lender has retained its right to exercise the warrants and conversion feature from August 16, 2025 through their expiration. The Original Issue discount was being amortized over the term of the loan of 18 months and was fully amortized during the year ended December 31, 2022. Accrued interest for this note as of September 30, 2025 was $193,884 including default interest of $146,894. Accrued interest for this note as of December 31, 2024 was $141,779 including default interest of $94,789.

On November 18, 2021 (the “Issuance Date”), the Company entered into a Securities Purchase Agreement with an accredited investor (the “November 2021 Investor”) providing for the sale by the Company to the November 2021 Investor of a 10% Senior Secured Convertible Promissory Note in the principal amount of $400,000 (the “November 2021 Note”, and, the “Financing”), to be paid by the November 2021 Investor to the Company in two tranches (each, a “Tranche”). The first Tranche consists of a payment by the November 2021 Investor to the Company on the Issue Date of $200,000, from which the November 2021 Investor retained $5,000 to cover its legal fees. A second Tranche consisting of $200,000 was paid in December 2021, resulting in $395,000 in total proceeds to be received by the Company in the Financing. In addition to the November 2021 Note, the November 2021 Investor also received a common share purchase warrant (the “November 2021 Warrant”, and together with the November 2021 Note, the “Securities”) to acquire 666,667 shares of common stock of the Company. The November 2021 Warrant is exercisable for five years at an exercise price of $0.45. The lender agreed to not exercise any of the warrant and conversion feature from their inception through April 15, 2025. The lender has retained its right to exercise the warrants and conversion feature from April 16, 2025 through their expiration. The closing of the Financing in the amount of $400,000 occurred on December 16, 2021. The maturity date (“Maturity Date”) for each Tranche is at the end of the period that begins from the date each Tranche is paid and ends 12 months thereafter, and interest associated with the November 2021 Note is 10% per annum. Accrued interest for this note as of September 30, 2025 was $280,953 including default interest of $186,066. Accrued interest for this note as of December 31, 2024 and was $214,954 including default interest of $120,066.

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

For the three and nine month periods ended September 30, 2025, certain parties made payments on behalf of the Company to vendors totaling $14,375.

NOTE 6. ACQUISITION CREDITS

On May 12, 2025, the Company, through its wholly owned subsidiary AIG F&B, acquired Assets totaling $595,441 from American Industrial Group, Inc. In consideration for the assets received, Sentient Brands Holdings, Inc. issued $595,440 of Acquisition Credits.

On September 30, 2025, the Company, through its 51%-owned subsidiary Aqua Emergency, Inc.(NV), acquired Assets totaling $1,905,272.28. from Aqua Emergency, Inc.(FL). In consideration for the assets received, Aqua Emergency, Inc.(FL) Sentient Brands Holdings, Inc. issued $1,905,272.28 of Acquisition Credits.

On September 30th, 2025, the Company issued $140,000.00 of Acquisition Credits to a service provider for legal services provided.

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

NOTE 7. STOCKHOLDERS’ (DEFICIT)

Preferred stock

The Company is authorized to issue 25,000,000 shares of Preferred Stock, par value $.001 per share. During the first quarter of 2020, the Company issued 1,000,000 shares of its newly designated Series B Preferred Stock to one investor. During the first quarter of 2025, the Company accepted return and cancelled 1,000,000 shares of the old Series B preferred Stock from the investor and issued 1,000,000 shares of its newly designated Series B Preferred Stock to one investor.

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

As of September 30, 2025 and December 31, 2024, 1,000,000 shares of Series B Preferred Stock were issued and outstanding.

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

There were no other issuances of common stock during the nine months ended September 30, 2025.

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

NOTE 8. COMMITMENTS AND CONTINGENCIES

On December 26, 2019, the Company entered into an Employment Agreement (the “Furlan Agreement”) with George Furlan pursuant to which Mr. Furlan was appointed as the Company’s Chief Executive Officer. The Furlan Agreement provides for a base salary of $60,000 per year with such base salary being increased to $120,000 per year beginning on the one (1) year anniversary of the completion of a financing by the Company of no less than $3,000,000. The Furlan Agreement also contains an annual bonus based on the amount of revenue generated by the Company from the sale of certain products. The Furlan Agreement has a term of three years from the effective date. Pursuant to the Furlan Agreement, the Company and Mr. Furlan also entered into a into a Restricted Stock Agreement to purchase 718,403 shares of the Company’s Common Stock. At this time, there is no written Employment Agreement in effect with Mr. Furlan.

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

As per terms of the share exchange agreement with AIG F&B, Inc. all legacy contracts were canceled and void as of March 31st, 2025. New contracts and arrangements with the vendors, contractors and the service providers are to be negotiated by the Company in good faith on as needed bases.

The Company is currently involved in a wage dispute with a former contractor dating back to the third quarter of 2020. On May 30, 2025, the Company received a demand letter from an attorney representing the contractor in the amount of $286,010 including wages, expenses and interest. The Company disputes the claim in its entirety but has maintained an accrual of $54,000 related to the dispute. The Company has executed a tolling agreement and begun settlement discussions with the contractor’s representative. The Company has not made any change to its accrual as of this time. Neither party has initiated legal action at this time. Should any legal action occur against the Company, the Company would defend itself vigorously and would assert claims of misconduct against the former contractor.

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

NOTE 9. SUBSEQUENT EVENTS

The Company has evaluated subsequent events for recognition and disclosure through November 19, 2025, which is the date the financial statements were available to be issued.

In October 2025, the company issued 5,419,928 shares to the note holder as a result of the conversion.

In November 2025, the company issued 600,000 shares to the investor for $30,000 investment.

No other matters were identified affecting the accompanying financial statements and related disclosures.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition of Sentient Brands Holdings Inc. for the three and nine months ended September 30, 2025 and 2024 should be read in conjunction with the Sentient Brands Holdings Inc. unaudited condensed consolidated financial statements and the notes thereto contained elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors, Special Note Regarding Forward-Looking Statements and Business sections in our Form 10-K as filed with the Securities and Exchange Commission on April 16, 2025. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

The Company’s flagship subsidiaries include:

1.	AIG F&B, Inc., a wholly owned Nevada subsidiary, which operates as a manufacturing and distribution platform for food, beverage, and wellness products, including shelf-stable and functional nutrition items. AIG F&B sources and produces consumer goods for the Company’s brand portfolio and strategic partners, including Original New York Seltzer, Arctic Frost, and Burlone.

2.	Aqua Emergency, Inc. (AENV), a 51%-owned subsidiary, is a Florida-based specialized manufacturer and distributor of emergency water and meals-ready-to-eat (MREs). Aqua Emergency holds the exclusive license for American Red Cross® branded emergency water and MREs and supplies federal, state, and municipal emergency agencies, NGOs, and commercial distributors. Products are engineered for extended shelf life, regulatory compliance, and rapid deployment.

3.	Wyoming Bears, Inc. (WYB), a 51%-owned subsidiary, is a California-based specialized brand manager and distributor of the Consumer Packaged Goods (CPG).

These entities serve as the operational and commercial backbone of SNBH’s business model, allowing the Company to scale through strategic asset acquisition and production partnerships. The Company intends to leverage its operating subsidiaries, brand equity, and licensing relationships to enter additional product categories aligned with health, safety, and sustainability.

Strategic Developments

On April 10, 2025, the Company, through AIG F&B, closed a share exchange agreement with American Industrial Group (“AIG”), pursuant to which AIG transferred select rights, assets, and business lines to AIG F&B in exchange for Acquisition Credits convertible into shares of SNBH common stock under a performance-based earnout structure. These assets include proprietary beverage and first-aid product formulations, manufacturing infrastructure, distribution relationships, and brand rights relevant to the Company’s future enterprise.

On July 5, 2025, the Company, through Aqua Emergency Nevada.(“AE NV”), closed a share exchange agreement with Aqua Emergency Florida (“AE FL”), pursuant to which AE FL transferred select rights, assets, and business lines to AE NV in exchange for Acquisition Credits convertible into shares of SNBH common stock under a performance-based earnout structure. These assets include proprietary beverage and first-aid product formulations, manufacturing infrastructure, distribution relationships, and brand rights relevant to the Company’s future roadmap.

On September 30, 2025, with an effective date of October 1, 2025, the Company, through Wyoming Bears, Inc., closed a share exchange agreement with Wyoming Bears, Inc. founders, pursuant to which founders transferred select rights, assets, and business lines to Wyoming Bears, Inc. in exchange for Acquisition Credits convertible into shares of SNBH common stock under a performance-based earnout structure. These assets include proprietary beverage and first-aid product formulations, manufacturing infrastructure, distribution relationships, and brand rights relevant to the Company’s future roadmap.

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

M&A Strategy

SNBH targets synergistic acquisitions in high-margin, high-growth categories including food, beverage, pet care, health, and emergency products. The Company applies an earnout-based consideration model to align incentives and manage dilution. The April 2025 acquisition of assets from American Industrial Group is the first major transaction under this model. Subsequently, we entered into a majority owned company, Aqua Emergency, a Nevada company (“AE-NV”), whereby we own 51% of the shares and control 2 out of 3 board seats.  AE-NV acquired assets from Aqua Emergency, a Florida company, in exchange for acquisition credits issued by SNBH.

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

Employees

The Company employs a lean operating structure, combining a core management team, supported by strategic advisors and specialized contractors. Human capital plans prioritize scalability and operational excellence.

Compensation practices are designed to align performance with long-term value creation through a combination of base pay, performance incentives, and equity participation.

The primary mailing address for the Company is 590 Madison Avenue, 21st Floor, New York, New York 10022. The Company’s telephone number is (646) 202-2897. The Company’s website is www.sentientbrands.com.

Going Concern

We have a limited operating history, and our continued growth is dependent upon the continuation of selling our products to our customers; hence generating revenues and obtaining additional financing to fund future obligations and pay liabilities arising from normal business operations. We had an accumulated deficit of $5,533,323 and $4,669,826 at September 30, 2025 and December 31, 2024, respectively and a working capital deficit of $3,589,472 and $2,206,318 at September 30, 2025 and December 31, 2024, respectively. The report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2024 contained an explanatory paragraph regarding our ability to continue as a going concern based upon cash used in operating activities and the current cash balance cannot be projected to cover the operating expenses for the next twelve months from the release date of this report. These factors, among others, raised substantial doubt about our ability to continue as a going concern. Our financial statements appearing elsewhere in this report do not include any adjustments that might result from the outcome of this uncertainty. There are no assurances we will be successful in our efforts to generate significant revenues or report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our company.

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

RESULTS OF OPERATIONS

Comparison of Results of Operations for the three months ended September 30, 2025 and 2024

Revenue

We generated revenue of $387,659 during the three months ended September 30, 2025. The revenue was generated through our new subsidiaries AIG F&B which we acquired in April 2025 and began operations in May 2025 and Aqua Emergency, which we acquired in July 2024 and began operations in August. The revenue consisted of shipments of canned water, seltzer and alcohol beverages to independent but related parties. We did not generate any revenue during the three months ending September 30, 2024.

Gross Margin

We had a positive gross margin of $189,398 for the three months ended September 30, 2025 due to AIG F&B and Aqua Emergency sales. There was no gross margin for the three months ended September 30, 2024 generated by Sentient Brands.

Operating Expenses

For the three months ended September 30, 2025 and 2024, operating expenses consisted of the following:

	2025	2024
Advertising and Marketing	7,200	—
General and Administrative	37,699	18,766
Legal and Professional	60,192	40,300
Management Fees	38,200	19,200
Write off excess inventory	—	150,000

TOTAL OPERATING EXPENSES	143,291	228,266

●	Advertising and marketing expenses for the three months ended September 30, 2025 and 2024 was $7,200 and $0, respectively. The expense in 2025 was for tradeshow expenses.

●	General and administrative fees totaled $37,699 for the three months ended September 30, 2025 representing an increase of $27,873 compared to the total of $18,766 for the three months ended September 30, 2024. The increase is attributable to launch and scaling of sales and operations, with aggressive reorganization and cost cutting measures as well as efficiencies and ability to leverage American Industrial Group platform, infrastructure and capabilities after AIG F&B share exchange agreement.

●	Legal and professional fees primarily consisted of accounting fees, legal service fees, consulting fees, investor relations and other fees incurred for service related to being a public company. For the three months ended September 30, 2025, professional fees totaled $60,192 which is an increase of $19,892 compared to total expense of $40,300 for the three months ended September 30, 2024. Legal fees related to the closing of the Aqua Emergency and Wyoming Bears acquisitions were approximately $10,000. The majority of the expense in 2024 was attributed to fees involved with the beginning of the search for acquisition targets and fund raising activities.

●	Our management fees consist mainly of fees paid to our management staff. For the three months ended September 30, 2025, we recorded an expense of $38,200 of management fees for work associated with negotiating and closing the share exchange deals in July and September 2025. Fees totaling $19,200 were recognized for the same period of 2024 for work associated with fund raising and merger activity.

Loss from Operations

The Company’s operating profit/(loss) for the three-month period ended September 30, 2025 and 2024 was $46,107 and ($228,266), respectively. The increase in operating gain of $288,952was primarily attributed to operational efficiencies and decrease of the operating loss of Sentient Brands and the profit generated by AIG F&B and Aqua Emergency subsidiaries. A large portion of the expenses is in the form of the non-cash expense related to stock issued for professional services and management fees.

Interest Expense

Interest Expense is related to our convertible and other notes payable. During the three months ended September 30, 2025, interest expense totaled $39,368 compared to $63,575 for the same period in 2024. The decrease in 2025 is a result of the several conversions of debt into equity during the first quarter of 2025.

Income Taxes

We did not have any income taxes expense for the three months ended September 30, 2025 and 2024.

Net Loss

Our net profit/(loss) for the three months period ended September 30, 2025 and 2024 was $23,937 and $(291,841), respectively. There is a non-controlling interest adjustment for the three months ended September 30, 2025 of ($21,048).

Comparison of Results of Operations for the nine months ended September 30, 2025 and 2024

Revenue

We generated revenue of $498,259 during the nine months ended September 30, 2025. The revenue was generated through our new subsidiary AIG F&B, which we acquired in April 2025 and began operations in May 2025, and Aqua Emergency, which we acquired in July of 2025 and began operations in July 2025. The revenue consisted of shipments of bottled water, seltzer and other beverages to independent but related parties. We did not generate any revenue during the nine months ending June 30, 2024.

Gross Margin

We had a positive gross margin of $184,886 for the nine months ended September 30, 2025 due to the sales through our new subsidiary AIG F&B, which we acquired in April 2025 and began operations in May 2025, and Aqua Emergency, which we acquired in July of 2025 and began operations in July 2025. There was no gross margin for the nine months ended September 30, 2024.

Operating Expenses

For the nine months ended September 30, 2025 and 2024, operating expenses consisted of the following:

	2025	2024

Advertising and marketing	7,200
General and Administrative	70,900	43,026
Legal and Professional	519,693	409,178
Management Fees	391,305	140,000
Write off excess inventory	—	150,000

TOTAL OPERATING EXPENSES	989,098	742,204

●	Advertising and marketing expenses for the nine months ended September 30, 2025 and 2024 was $7,200 and $0, respectively. The expense in 2025 was for tradeshow expenses.

●	General and administrative fees totaled $70,900 for the nine months ended September 30, 2025 representing an increase of $27,874 compared to the total of $43,026 for the nine months ended September 30, 2024. The increase is attributable to the acquisition of the two new subsidiaries, while conducting aggressive reorganization and cost cutting measures as well as efficiencies and ability to leverage American Industrial Group platform, infrastructure and capabilities after AIG F&B share exchange agreement. The current fees relate to office expenses, bank fees, fees associated with public company expenses.

●	Legal and professional fees primarily consisted of accounting fees, legal service fees, consulting fees, investor relations and other fees incurred for service related to being a public company. For the nine months ended September 30, 2025, professional fees totaled $519,693 which is an increase of $110,515 compared to total expense of $409,178 for the nine months ended September 30, 2024. The increase/decrease is attributed to the increased legal fees required to finalize and close on the acquisition of AIG F&B and the assets acquired in May, Aqua Emergency acquisition in July and assets purchase completed in August. Professional fees are mainly for legal, accounting and audit fees.

●	Our management fees are comprised mainly of salaries paid to our management staff. During the nine month period ended September 30, 2025, management fees totaled $391,305 representing an increase of $251,305 compared to September 30, 2024, management fees of $140,000. The increased fees related to our efforts to finalize and close on the acquisition of AIG F&B and the assets acquired in May and Aqua Emergency acquisition in July and assets purchase completed in August.

●	During the nine month period ended September 30, 2024, there was a write off of excess inventory in the amount $150,000.

Loss from Operations

The Company’s operating loss for the nine-month period ended September 30, 2025, and 2024 was ($804,212) and ($742,204), respectively attributable to the company operations prior to the Share Exchange Agreement with AIG. The increase in operating loss of $62,008 was primarily attributed to legal fees relating to the acquisition of subsidiaries and SEC fees with aggressive cost cutting and reorganization conducted post Share Exchange Agreement with AIG and profit generated by Aqua Emergency which was acquired in July and AIG F&B, which was acquired in May.

Interest Expense

Interest Expense is related to our convertible and other notes payable. During the nine months ended September 30, 2025, interest expense totaled $128,834 compared to $191,545 for the same period in 2024. The decrease in 2025 is a result of the several conversions of debt into equity during the first quarter of 2025.

Income Taxes

We did not have any income taxes expense for the six months ended September 30, 2025 and 2024.

Net Loss

Our net loss for the nine months period ended September 30, 2025 and 2024 was $863,497 and $933,749, respectively. There is a non-controlling interest adjustment of ($21,048) for the nine months ended September 30, 2025.

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

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. On September 30, 2025, we had a cash balance of $21,720. These funds are kept in financial institutions located in United States.

As of September 30, 2025, we had total current assets of $618,012, consisting of $21,720 in cash, accounts receivable of $175,447, prepaid expenses of $180,519 and inventory of $240,326. Our total current liabilities as of September 30, 2025 were $4,207,484. We had a working capital deficit of $5,533,322 as of September 30, 2025.

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

Cash Flows from Operating Activities

Operating activities generated $1,990,985 in net cash received for the nine months ended September 30, 2025, compared with cash used of $190,347 for the nine months ended September 30, 2024. Our positive operating cash flow for the nine months ended September 30, 2025, was largely the result of our net loss of $887,434 offset by non- cash expense for consulting services of $1,093,231 and assets acquired through the asset purchase agreements with AIG F&B and AE NV.

For the nine months ended September 30, 2024, operating activities used cash of $190,347. The primary causes of the cash usage was our net loss of $933,749. This was primarily offset by non-cash expense for consulting services of $340,750 and a stock subscription of $105,000.

Cash Flows from Investing Activities

Cash flow from investment activities for the nine months ended September 30, 2025 was $2,008,697 for investment in intangible assets and $0 in 2024.

Cash Flows from Financing Activities

Net cash flows provided by financing activities during the nine months ended September 30, 2025, amounted to $36,000 compared with cash flows provided by financing activities of $11,500 for the nine months ended September 30, 2024. Our positive cash flows for the nine months ended September 30, 2025 and 2024 consisted of proceeds from the sale of common stock and a short term loan.

Going Concern

As of September 30, 2025, we have an accumulated deficit of $5,533,323. Our ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and our ability to achieve and maintain profitable operations. While we are expanding our best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations. These conditions raise substantial doubt about our ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of March 31, 2023, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2025, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described below.

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

Remediation Plan to Address the Material Weaknesses in Internal Control over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Management identified the following three material weaknesses that have caused management to conclude that, as of September 30, 2025, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

During the quarter ended September 30, 2025, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements.

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

SENTIENT BRANDS HOLDINGS INC.

Date: November 19, 2025	By:	/s/ George Furlan
George Furlan
Chief Executive Officer (Principal Executive Officer)

Date: November 19, 2025	By:	/s/ Jeanene Morgan
Jeanene Morgan
Financial Controller (Principal Financial and Accounting Officer)