Form 10-Q/A
period 2025-09-30
SENTIENT BRANDS HOLDINGS INC.
filed 2025-12-22
CIK 1358633

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

As of December 22, 2025, 123,516,772 shares of common stock, par value $0.001 per share, were issued and outstanding.

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-Q/A to our Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2025, which was filed with the Securities and Exchange Commission on November 19, 2025, to correct changes with respect to the Company’s (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and (iii) Consolidated Statement of Cash Flows. The changes were made to adjust values of the assets acquired from Aqua Emergency-FL by Aqua Emergency-NV based the date of acquisition and change in control from August 15, 2025, when the activity was recorded in our previous 10-Q filing, to July 3, 2025, the date of execution of the Share Exchange Agreement. There was also a restatement of accounts payable to notes payable for $41,250, with an increase in interest accrued. The terms of the note are disputed by the Company (see Note 5). These changes resulted in a decrease in assets if $51,937. It also resulted in an increase in Net Loss of $12,467 and $27,915, respectively.

SENTIENT BRANDS HOLDINGS INC.

FORM 10-Q

September 30, 2025

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

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

SENTIENT BRANDS HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 2025	December 31, 2024
	Unaudited	Audited
ASSETS
CURRENT ASSETS
Cash	$21,720	$3,432
Accounts receivable	376,506	—
Inventory	375,836	—
Prepaid expenses	101,713	—
TOTAL CURRENT ASSETS	875,775	3,432

Fixed Assets (net of Depreciation)	96,612	19,864
Intangible Assets (net of Amortization)	1,684,973	—
TOTAL ASSETS	$2,657,360	$23,296

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$730,338	$856,012
Loans payable	14,375	544,691
Notes payable	41,250	—
Convertible Notes Payable	715,789	809,047
Acquisition Credits	2,640,712	—
TOTAL CURRENT LIABILITIES	4,142,464	2,209,750
TOTAL LIABILITIES	$4,142,464	$2,209,750

STOCKHOLDERS' DEFICIENCY
Preferred Stock - Par Value of $0.001;	$—	$—
25,000,000 shares authorized; 0 and 1,000,000 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	1,000	1,000
Common Stock - Par Value of $0.001; 500,000,000 shares authorized; 118,096,844 and 70,920,517 shares issued and outstanding as of September 30, 2025 and December 31, 2024	118,095	70,921
Common stock to be issued	71,000	153,054
Additional paid-in capital	3,886,040	2,258,397
Accumulated deficit	(5,561,239)	(4,669,826)
TOTAL STOCKHOLDERS' DEFICIENCY	(1,485,104)	(2,186,454)
TOTAL LIABILITIES & STOCKHOLDERS' DEFICIENCY	$2,657,360	$23,296

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SENTIENT BRANDS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended September 30		Nine months ended September 30
	2025	2024	2025	2024

Sales	$373,822	$—	$484,723	$—
Cost of sales	137,505	—	254,118	—

Gross profit (loss)	236,317	—	230,605	—

Operating expenses:
Advertising and marketing	7,200	—	7,200	—
General and administrative	27,808	18,766	35,492	43,026
Legal and professional	83,176	40,300	559,693	409,178
Management fees	86,700	19,200	447,105	140,000
Write off excess inventory	—	150,000	—	150,000

TOTAL OPERATING EXPENSES	204,884	228,266	1,049,490	742,204

INCOME (LOSS) FROM OPERATIONS	31,433	(228,266)	(818,885)	(742,204)

Other Income (Expenses)
Interest Adjustment of loan converted	—	—	42,351	—
Settlement of Legal Claims	5,000		15,000

Total Other Income	5,000	—	57,351	—

Interest expense	(40,412)	(63,575)	(129,878)	(191,545)
Total Other Loss	(40,412)	(63,575)	(129,878)	(191,545)
Total Other income & expense	(35,412)	(63,575)	(72,527)	(191,545)

NET INCOME (LOSS)	$(3,979)	$(291,841)	$(891,412)	$(933,749)

Non-Controlling Interest of Subsidiaries	$(20,844)	$—	$(20,844)	$—

Net Loss Attributable to Shareholders	$(24,823)	$(291,841)	$(912,256)	$(933,749)

NET LOSS PER COMMON SHARE - BASIC AND DILUTED	$0.000	$(0.005)	$(0.008)	$(0.015)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	118,096,844	62,435,195	107,627,314	61,658,870

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SENTIENT BRANDS HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY

					Common Stock
September 30, 2025 (Unaudited)	Common Stock		Preferred Stock		to be issued	Paid in Capital	Accumulated Deficit
	Shares	Amount	Shares	Amount				Total
Balance - December 31, 2024	70,920,517	70,921	1,000,000	1,000	153,054	2,258,397	(4,669,826)	(2,186,454)
Common stock issued for conversion of accounts payable	1,700,000	1,700				83,300		85,000
Previously purchased common shares issued	1,000,000	1,000			(50,000)	49,000		—
Common stock issued for previously converted debt and accrued interest	3,272,031	3,272			(68,054)	64,782		—
Common stock issued for services	13,950,000	13,950				601,655		615,605
Conversion of debt and accrued interest into common stock	27,254,296	27,254			(41,861)	827,904		813,297
Conversion of debt and accrued interest into common stock not yet issued					41,861			41,861
Common stock sold to investor					6,000			6,000
Common stock sold to investors not issued					30,000			30,000
Return expired preferred shares to Treasury			(1,000,000)	(1,000)		1,000		—
Net loss for the six months		—		—	—		(887,433)	(887,433)
Balances June 30, 2025	118,096,844	118,097	—	—	71,000	3,886,038	(5,557,259)	(1,482,124)
Conversion of debt and interest into Common Stock								—
Common stock issued for Services								—
Common stock sold to investors not issued								—
Issuance of Preferred Stock for Service			1,000,000	1,000				1,000
								—
Net loss for the three months		-			-	-	(3,979)	(3,979)
Balances September 30, 2025	118,096,844	118,097	1,000,000	1,000	71,000	3,886,038	(5,561,238)	(1,485,104)

September 2024	Common Stock		Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	to be issued	Paid in Capital	Accumulated Deficit	Total
Balance - December 31, 2023	56,140,518	56,141	1,000,000	1,000	-	1,542,429	(3,533,380)	(1,933,810)
Common stock issued for services	4,050,000	4,050				336,700		340,750
Common stock issued in payment of past services	600,000	600				14,398		14,998
Common Stock sold to investors	3,580,000	3,580				175,420		179,000
Conversion of note payable and accrued interest into Common Stock to be issued					68,054			68,054
Net loss for the six months				-			(641,908)	(641,908)
Balances June 30, 2024	64,370,518	64,371	1,000,000	1,000	68,054	2,068,947	(4,175,288)	(1,972,916)
Common stock issued in payment of past services	500,000	500				11,500		12,000
Net loss for the three months			-	-	-		(291,841)	(291,841)
Balances September 30, 2024	64,870,518	64,871	1,000,000	1,000	68,054	2,080,447	(4,467,129)	(2,252,757)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SENTIENT BRANDS HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the nine months ended
	September 30,
	2025	2024
OPERATING ACTIVITIES:
Net loss	$(891,412)	$(933,749)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation & Amortization Expenses	26,646	2,908
Common stock issued in payment of past services	—	26,998
Write off excess inventory	—	150,000
Shares issued for services	616,605	340,750
Interest Expense	87,527	—
Changes in operating assets and liabilities:
Accounts receivable	(59,097)
Inventory	92,384	—
Prepaid expenses	100,475	7,673
Accounts payable and accrued expenses	(38,788)	110,073
Stock subscription	—	105,000
Acquisition credits issued for accounts payable	40,000	—
Total Adjustments	865,752	743,402
NET CASH USED IN OPERATING ACTIVITIES	(25,660)	(190,347)

INVESTMENT ACTIVITIES:
Purchase of fixed assets	7,948	—
NET CASH USED IN INVESTMENT ACTIVITIES	7,948
FINANCING ACTIVITIES:
Net proceeds from sale of common stock not yet issued	36,000	179,000
Proceeds from short term loan		11,500
NET CASH PROVIDED BY FINANCING ACTIVITIES	36,000	190,500
INCREASE (DECREASE) IN CASH	18,288	153

CASH-BEGINNING OF PERIOD	3,432	1,299
CASH-END OF PERIOD	$21,720	$1,452
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$—	$79,950
Taxes	$—	$—
	$—	$79,950
Supplemental disclosure of non cash financing activity:
Stock issued for previously converted debt and interest	$—	$68,054

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

3.

Wyoming Bears, Inc. (WYB), is a California-based specialized distributor of Consumer Packaged Goods (CPG) and supplies c-stores, big box retailers both domestically and internationally. Distributes such brands as Original New York Seltzer, Burlone, Bear Springs, and Arctic Frost. The Company signed a share exchange agreement on September 30, 2025, effective October 1, 2025, to acquire a majority interest in WYB. As a result of the effective date, no results from WYB were included in these financial results.

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

On July 5, 2025, Aqua Emergency, Inc. (Nevada), a 51%-owned subsidiary, in a combination of the business from Aqua Emergency, Inc. (Florida) valued at $1,905,272 via a Bill of Sale. In consideration for the assets received, Sentient Brands issued $1,905,272 of Acquisition Credits as defined in the Share Exchange Agreement between the Company and Aqua Emergency, Inc. (FL) which was signed in June. Assets include accounts receivable $200,659, a perpetual license for intellectual property $1,150,000.00, prepaid assets $19,640 and Goodwill of $532,473. Consideration was Acquisition Credits (deferred contingent liability).

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

Asset Acquisition

These unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business.

As reflected in the accompanying unaudited consolidated financial statements, the Company had an accumulated deficit of $(5,561,239) at September 30, 2025, and had a net loss of $(891,412) and $(933,749) and net cash flow used from operating activities of $(25,660) and $(190,347) for the nine months ended September 30, 2025, and September 30, 2024 respectively.

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

On July 5, 2025, Aqua Emergency, Inc. (Nevada), a 51%-owned subsidiary, acquired the business of Aqua Emergency, Inc. (Florida) valued at $1,905,272 via a Bill of Sale under the July 5, 2025 Share Exchange Agreement. Assets include accounts receivable $200,659, a perpetual license for intellectual property of $1,150,000, prepaid assets $19,640 and Goodwill of $532,473. Consideration was Acquisition Credits (deferred contingent liability).

The Company has determined under ASC 805 that the transaction is a business combination

The Company is an acquired control of the AE-FL by transfer of all the net assets as well as all rights to the business IP, contracts, customer lists, formulations and trade marks.

SNBH paid fair value in issuing $1,905,272 acquisitions to the shareholders of AE-FL.

The Company recognized all the assets acquired at book value as well as Intangible assets such as trademarks, licenses, customer lists, contracts and goodwill.

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

During the nine months ended September 30, 2025, and the twelve months ended December 31, 2024, there were no stock based awards issued.

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

Income Taxes

The Company’s income tax benefit differs from the expected income tax benefit by applying the U.S. Federal statutory rate of 21% to net income (loss) as follows:

The tax effects of temporary differences that give rise to the Company’s net deferred tax liability as of September 30, 2025 and December 31, 2024 are as follows:

	September 30,	December 31,
	2025	2024
Deferred Tax Assets

Net Operating Losses	$(891,412)	$980,663

Less: Valuation Allowance	(891,412)	(980,663)

Deferred Tax Assets - Net	$—	$—

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

For the three and nine month periods ended September 30, 2025, certain unrelated parties made payments on behalf of the Company to vendors totaling $14,375.

On August 19, 2025, Stephen Spanos issued a Note Payable in exchange for outstanding service invoices in the amount $41,250 with a stated interest rate of 21%. The note is disputed by the company as it was not approved by a majority of the Board of Directors and violates the terms of previous notes that have a primary placement for repayment. These financial statements have recorded the note and accrued interest in the current liabilities.

NOTE 6. ACQUISITION CREDITS

In accordance with ASC 480-10-25, a financial instrument is classified as a liability if it:

·	Is mandatorily redeemable;

·	Requires or may require the issuer to repurchase it by transferring assets;

·	Is settled in a variable number of shares with monetary value fixed or indexed

The acquisition credits issued by the Company are not mandatorily redeemable and do not include a repurchase ability. However, they are settled through a variable number of shares determined by a price determined by the volume-weighted average price of the Company’s common stock for the 30-day period preceding the requested conversion date, therefore are classified as a liability on the Company’s financial statements.

On May 12, 2025, the Company, through its wholly owned subsidiary AIG F&B, acquired Assets totaling $595,440 from American Industrial Group, Inc. In consideration for the assets received, Sentient Brands Holdings, Inc. issued $595,440 of Acquisition Credits.

On July 3, 2025, the Company, through its 51%-owned subsidiary Aqua Emergency, Inc.(NV), acquired Assets totaling $1,905,272. from Aqua Emergency, Inc.(FL). In consideration for the assets received, Aqua Emergency, Inc.(FL) Sentient Brands Holdings, Inc. issued $1,905,272 of Acquisition Credits.

On September 30, 2025, the Company issued $14,000,000 of Acquisition Credits to a service provider for legal services provided. This was in satisfaction of $100,000 that was previously recognized as accounts payable and an additional $40,000 in legal fee expense.

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

 Issuances of common stock in Fiscal Year 2025:

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

Issuances of Common Stock in Fiscal Year 2024

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

As per terms of the share exchange agreement with AIG F&B, Inc. all legacy contracts were canceled and void as of March 31, 2025. New contracts and arrangements with the vendors, contractors and the service providers are to be negotiated by the Company in good faith on as needed bases.

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

On August 19, 2025, Stephen Spanos issued a Note Payable in exchange for outstanding service invoices in the amount $41,250 with a stated interest rate of 21%. The note is disputed by the company as it was not approved by a majority of the Board of Directors and violates the terms of previous notes that have a primary placement for repayment. The note and accrued interest are included in the current liabilities of the Company.

NOTE 9. SUBSEQUENT EVENTS

The Company has evaluated subsequent events for recognition and disclosure through December 22, 2025, which is the date the financial statements were available to be issued.

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

In October 2025, the company issued 5,419,928 shares to the note holder as a result of the conversion of $85,000 in interest payable.

On September 10, 2025, Board of Directors and the Majority Stockholder, respectively, approved the reverse recapitalization of thirty-to-one of the existing common stock (the “Reverse”) and the filing of a Certificate of Amendment (the “Amendment”) to the Company’s Amended Articles of Incorporation with the Secretary of State of Nevada to reflect such recapitalization. The Company filed an Issuer Company-Related Action Notification Form with the Financial Industry Regulatory Authority on November 21, 2025. The application has not yet been approved and the effect of the reverse split is not included in these financial statements.

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

3.

Wyoming Bears, Inc. (WYB), is a California-based specialized distributor of Consumer Packaged Goods (CPG) and supplies c-stores, big box retailers both domestically and internationally. Distributes such brands as Original New York Seltzer, Burlone, Bear Springs, and Arctic Frost. The Company signed a share exchange agreement on September 30, 2025, effective October 1, 2025, to acquire a majority interest in WYB

These entities serve as the operational and commercial backbone of SNBH’s business model, allowing the Company to scale through strategic asset acquisition and production partnerships. The Company intends to leverage its operating subsidiaries, brand equity, and licensing relationships to enter additional product categories aligned with health, safety, and sustainability.

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

Going Concern

We have a limited operating history, and our continued growth is dependent upon the continuation of selling our products to our customers; hence generating revenues and obtaining additional financing to fund future obligations and pay liabilities arising from normal business operations. We had an accumulated deficit of $5,561,239 and $4,669,826 at September 30, 2025 and December 31, 2024, respectively and a working capital deficit of $3,266,689 and $2,206,318 at September 30, 2025 and December 31, 2024, respectively. The report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2024 contained an explanatory paragraph regarding our ability to continue as a going concern based upon cash used in operating activities and the current cash balance cannot be projected to cover the operating expenses for the next twelve months from the release date of this report. These factors, among others, raised substantial doubt about our ability to continue as a going concern. Our financial statements appearing elsewhere in this report do not include any adjustments that might result from the outcome of this uncertainty. There are no assurances we will be successful in our efforts to generate significant revenues or report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our company.

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

RESULTS OF OPERATIONS

Comparison of Results of Operations for the three months ended September 30, 2025 and 2024

Revenue

We generated revenue of $373,822 during the three months ended September 30, 2025. The revenue was generated through our new subsidiaries AIG F&B which we acquired in April 2025 and began operations in May 2025 and Aqua Emergency, which we acquired in July 2024 and began operations in August. The revenue consisted of shipments of canned water, seltzer and alcohol beverages to independent but related parties. We did not generate any revenue during the three months ending September 30, 2024.

Gross Margin

We had a positive gross margin of $236,317 for the three months ended September 30, 2025 due to AIG F&B and Aqua Emergency sales. There was no gross margin for the three months ended September 30, 2024 generated by Sentient Brands.

Operating Expenses

For the three months ended September 30, 2025 and 2024, operating expenses consisted of the following:

	2025	2024
Advertising and Marketing	7,200	—
General and Administrative	27,808	18,766
Legal and Professional	83,176	40,300
Management Fees	86,700	19,200
Write off excess inventory	—	150,000

TOTAL OPERATING EXPENSES	204,884	228,266

●	Advertising and marketing expenses for the three months ended September 30, 2025 and 2024 was $7,200 and $0, respectively. The expense in 2025 was for tradeshow expenses.

●	General and administrative fees totaled $27,808 for the three months ended September 30, 2025 representing an increase of $9,042 compared to the total of $18,766 for the three months ended September 30, 2024. The increase is attributable to launch and scaling of sales and operations, with aggressive reorganization and cost cutting measures as well as efficiencies and ability to leverage American Industrial Group platform, infrastructure and capabilities after AIG F&B share exchange agreement.

●	Legal and professional fees primarily consisted of accounting fees, legal service fees, consulting fees, investor relations and other fees incurred for service related to being a public company. For the three months ended September 30, 2025, professional fees totaled $83,176 which is an increase of $42,876 compared to total expense of $40,300 for the three months ended September 30, 2024. Legal fees related to the closing of the Aqua Emergency and Wyoming Bears acquisitions were approximately $10,000. An additional legal fee was realized in the amount of $40,000 for settlement of prior balances through issuance of $140,000 in acquisition credits in exchange for $100,000 reduction in the outstanding balance. The majority of the expense in 2024 was attributed to fees involved with the beginning of the search for acquisition targets and fund raising activities.

●	Our management fees consist mainly of fees paid to our management staff. For the three months ended September 30, 2025, we recorded an expense of $86,700 of management fees for work associated with negotiating and closing the share exchange deals in July and September 2025. Fees totaling $19,200 were recognized for the same period of 2024 for work associated with fund raising and merger activity.

Income (Loss) from Operations

The Company’s operating profit/(loss) for the three-month period ended September 30, 2025 and 2024 was $31,433 and ($228,266), respectively. The increase in operating gain of $259,699 was primarily attributed to operational efficiencies and the gross profit generated by AIG F&B and Aqua Emergency subsidiaries. A large portion of the expenses is in the form of the non-cash expense related to stock issued for professional services and management fees.

Interest Expense

Interest Expense is related to our convertible and other notes payable. During the three months ended September 30, 2025, interest expense totaled $40,412 compared to $63,575 for the same period in 2024. The decrease in 2025 is a result of the several conversions of debt into equity during the first quarter of 2025.

Income Taxes

We did not have any income taxes expense for the three months ended September 30, 2025 and 2024.

Net Loss

Our net profit/(loss) for the three months period ended September 30, 2025 and 2024 was $(3,979) and $(291,841), respectively. There is a non-controlling interest adjustment for the three months ended September 30, 2025 of ($20,844).

Comparison of Results of Operations for the nine months ended September 30, 2025 and 2024

Revenue

We generated revenue of $484,723 during the nine months ended September 30, 2025. The revenue was generated through our new subsidiary AIG F&B, which we acquired in April 2025 and began operations in May 2025, and Aqua Emergency, which we acquired in July of 2025 and began operations in July 2025. The revenue consisted of shipments of bottled water, seltzer and other beverages to independent but related parties. We did not generate any revenue during the nine months ending September 30, 2024.

Gross Margin

We had a positive gross margin of $230,605 for the nine months ended September 30, 2025 due to the sales through our new subsidiary AIG F&B, which we acquired in April 2025 and began operations in May 2025, and Aqua Emergency, which we acquired in July of 2025 and began operations in July 2025. There was no gross margin for the nine months ended September 30, 2024.

Operating Expenses

For the nine months ended September 30, 2025 and 2024, operating expenses consisted of the following:

	2025	2024

Advertising and marketing	7,200
General and Administrative	35,492	43,026
Legal and Professional	559,693	409,178
Management Fees	447,105	140,000
Write off excess inventory	—	150,000

TOTAL OPERATING EXPENSES	1,049,490	742,204

●	Advertising and marketing expenses for the nine months ended September 30, 2025 and 2024 was $7,200 and $0, respectively. The expense in 2025 was for tradeshow expenses.

●

General and administrative fees totaled $35,492 for the nine months ended September 30, 2025 representing an decrease of $7,534 compared to the total of $43,026 for the nine months ended September 30, 2024. The decrease is attributable to the acquisition of the two new subsidiaries, while conducting aggressive reorganization and cost cutting measures as well as efficiencies and ability to leverage American Industrial Group platform, infrastructure and capabilities after AIG F&B share exchange agreement. The current fees relate to office expenses, bank fees, fees associated with public company expenses.

●

Legal and professional fees primarily consisted of accounting fees, legal service fees, consulting fees, investor relations and other fees incurred for service related to being a public company. For the nine months ended September 30, 2025, professional fees totaled $559,693 which is an increase of $150,515 compared to total expense of $409,178 for the nine months ended September 30, 2024. The increase is attributed to legal fees required to finalize and close on the acquisition of AIG F&B and the assets acquired in May, Aqua Emergency acquisition in July and assets purchase completed in August. Professional fees are mainly for legal, accounting and audit fees. An additional legal fee was realized in the amount of $40,000 for settlement of prior balances through issuance of $140,000 in acquisition credits in exchange for $100,000 reduction in the outstanding balance.

●	Our management fees are comprised mainly of salaries paid to our management staff. During the nine month period ended September 30, 2025, management fees totaled $447,105 representing an increase of $307,105 compared to September 30, 2024, management fees of $140,000. The increased fees related to our efforts to finalize and close on the acquisition of AIG F&B and the assets acquired in May and Aqua Emergency acquisition in July and assets purchase completed in August.

●	During the nine month period ended September 30, 2024, there was a write off of excess inventory in the amount $150,000.

Loss from Operations

The Company’s operating loss for the nine-month period ended September 30, 2025, and 2024 was ($818,885) and ($742,204), respectively attributable to the company operations prior to the Share Exchange Agreement with AIG. The increase in operating loss of $46,681 was primarily attributed to legal fees relating to the acquisition of subsidiaries and SEC fees with aggressive cost cutting and reorganization conducted post Share Exchange Agreement with AIG and profit generated by Aqua Emergency which was acquired in July and AIG F&B, which was acquired in May.

Interest Expense

Interest Expense is related to our convertible and other notes payable. During the nine months ended September 30, 2025, interest expense totaled $129,878 compared to $191,545 for the same period in 2024. The decrease in 2025 is a result of the several conversions of debt into equity during the first quarter of 2025.

Income Taxes

We did not have any income taxes expense for the six months ended September 30, 2025 and 2024.

Net Loss

Our net loss for the nine months period ended September 30, 2025 and 2024 was $891,412 and $933,749, respectively. There is a non-controlling interest adjustment of ($20,844) for the nine months ended September 30, 2025.

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

As of September 30, 2025, we had total current assets of $875,775, consisting of $21,720 in cash, accounts receivable of $376,506, prepaid expenses of $101,713 and inventory of $375,836. Our total current liabilities as of September 30, 2025 were $4,142,484. We had a working capital deficit of $3,266,689 as of September 30, 2025.

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

Cash Flows from Operating Activities

Operating activities used $25,660 in net cash received for the nine months ended September 30, 2025, compared with cash used of $190,347 for the nine months ended September 30, 2024. Our positive operating cash flow for the nine months ended September 30, 2025, was largely the result of our net loss of $891,412 offset by non- cash expense for consulting services of $1,093,231 and assets acquired through the asset purchase agreements with AIG F&B and AE NV.

For the nine months ended September 30, 2024, operating activities used cash of $190,347. The primary causes of the cash usage was our net loss of $933,749. This was primarily offset by non-cash expense for consulting services of $340,750 and a stock subscription of $105,000.

Cash Flows from Investing Activities

Cash flow from investment activities for the nine months ended September 30, 2025 was $7,948 for investment in intangible assets and $0 in 2024.

Cash Flows from Financing Activities

Net cash flows provided by financing activities during the nine months ended September 30, 2025, amounted to $36,000 compared with cash flows provided by financing activities of $11,500 for the nine months ended September 30, 2024. Our positive cash flows for the nine months ended September 30, 2025 and 2024 consisted of proceeds from the sale of common stock.

Going Concern

As of September 30, 2025, we have an accumulated deficit of $5,561,239. Our ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and our ability to achieve and maintain profitable operations. While we are expanding our best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations. These conditions raise substantial doubt about our ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

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

Remediation Plan to Address the Material Weaknesses in Internal Control over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Management identified the following three material weaknesses that have caused management to conclude that, as of September 30, 2025, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

1.	We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act as of the period ending September 30, 2025. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.
2.	We do not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.
3.	Effective controls over the control environment were not maintained. Specifically, a formally adopted written code of business conduct and ethics that governs our employees, officers, and directors was not in place. Additionally, management has not developed and effectively communicated to employees its accounting policies and procedures. This has resulted in inconsistent practices. No director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

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

SENTIENT BRANDS HOLDINGS INC.

Date: December 22, 2025	By:	/s/ George Furlan
George Furlan
Chief Executive Officer (Principal Executive Officer)

Date: December 22, 2025	By:	/s/ Jeanene Morgan
Jeanene Morgan
Financial Controller (Principal Financial and Accounting Officer)