Form 10-K
period 2025-12-31
SENTIENT BRANDS HOLDINGS INC.
filed 2026-04-16
CIK 1358633

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2025

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from__________________ to _______________________.

Commission File Number 001-34861

SENTIENT BRANDS HOLDINGS INC.

(Exact name of registrant as specified in its charter)

Nevada	86-3765910
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

30 N Gould St, Ste. 61963

Sheridan, WY, 82801

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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☒

As of June 30, 2025, the last business day of the Registrant’s most recently completed second fiscal quarter, the market value of our common stock held by non-affiliates was $2,846,736.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $0.001 per share

(Title of class)

As of April 15, 2026, there were 4,137,771 shares of common stock, par value $0.001 per share, outstanding. A reverse recapitalization of its shares at a ratio of 1 for 30 (1:30) was executed on 01/02/2026 with pay date 01/02/2026. Each fractional share was rounded up to the next whole number of shares resulting in 418 additional shares.

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

ITEM 1. BUSINESS

General

Unless the context otherwise requires, in this report, the terms “Sentient Brands”, “Company”, “SNBH”, “we”, or “our” refers to Sentient Brands Holdings Inc., a Nevada corporation. The Company’s principal office is located at 30 N Gould St, Ste. 61963, Sheridan, WY, 82801. The Company’s telephone number is (646) 202-2897. The Company’s website is www.sentientbrands.com. The Company reports its operations using a fiscal year December 31, and the operations reported on this Form 10-K are presented on a consolidated basis.

The Company files Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, registration statements and other items with the Securities and Exchange Commission (“SEC”). In this Annual Report on Form 10-K, the language “this fiscal year” or “current fiscal year” refers to the 12-month period ended December 31, 2025.

In addition, the public may read and copy any materials the Company files with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Room 1580, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site ( www.sec.gov ) that contains reports, proxy and information statements regarding issuers, like the Company, that file electronically with the SEC.

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

The Company’s flagship subsidiaries include:

1.	AIG-F&B, Inc. (AIGFB), a wholly-owned Nevada subsidiary, which operates as a manufacturing and distribution platform for food, beverage, and wellness products, including shelf-stable and functional nutrition items. AIGFB sources and produces consumer goods for the Company’s brand portfolio and strategic partners, including Original New York Seltzer, Arctic Frost, and Burlone.

2.	Aqua Emergency, Inc. (AE NV) is a Florida-based specialized manufacturer and distributor of emergency water and meals-ready-to-eat (MREs). Aqua Emergency holds the exclusive license for American Red Cross® branded emergency water and MREs and supplies federal, state, and municipal emergency agencies, NGOs, and commercial distributors. Products are engineered for extended shelf life, regulatory compliance, and rapid deployment. The Company acquired 51% of the company on July 5, 2025, with the remaining 49% interest acquired as of December 31, 2025, at which time AE NV became a wholly-owned subsidiary. As a consideration the amendment provides for an increase in earn-out participation from 51% to 100%. The Company may issue additional acquisition credits contingent on future performance results in accordance with the terms of the amended agreement.

3.	Wyoming Bears, Inc. (WYB), is a California-based specialized distributor of Consumer Packaged Goods (CPG) and supplies c-stores, big box retailers both domestically and internationally. Distributes such brands as Original New York Seltzer, Burlone, Bear Springs, and Arctic Frost. The Company signed a Share Exchange agreement on September 30, 2025, effective October 1, 2025, to acquire a majority interest in WYB. The Company and WYB executed an extension to the effective date to January 1, 2026. As a result of the effective date, change in control of WYB did not transfer until January 1, 2026.

These entities serve as the operational and commercial backbone of SNBH’s business model, allowing the Company to scale through strategic asset acquisition and production partnerships. The Company intends to leverage its operating subsidiaries, brand equity, and licensing relationships to enter additional product categories aligned with health, safety, and sustainability.

The Company generated its first consolidated operating revenues through its subsidiaries during 2025 and continued to implement restructuring, operational improvements, and capitalization initiatives.

On April 10, 2025, the Company, through its wholly-owned subsidiary AIG-F&B, a Nevada corporation (AIGFB) executed the Exchange Agreement (the “Exchange Agreement”) with American Industrial Group, a Florida corporation (“AIG”) which owns and controls several assets and lines of business of interest to the Company, through its subsidiary, pursuant to which AIGFB acquired many of those assets and rights of AIG in exchange for acquisition credits payable, to be ultimately paid through the exchange of those credits for shares of common stock of SNBH (the “Acquisition Credits”). Control of AIGFB assets transferred to SNBH on May 12, 2025. These Acquisition Credits were issued by SNBH in accordance with an earnout schedule that was set forth in the Exchange Agreement, as filed with the SEC on April 11, 2025. Prior to the Closing, certain parties to the Exchange Agreement and large shareholders of the Company (collectively, the “Lockup Parties”) entered into lock-up leak-out agreements, which govern the manner in which such Lockup Parties may sell, transfer or dispose of their shares of common stock during the 21-month period following the Closing.

On July 5, 2025, the Company, through Aqua Emergency Nevada.(AE NV), closed the Exchange Agreement with Aqua Emergency Florida (AE FL), pursuant to which AE FL transferred select rights, assets, and business lines to AE NV in exchange for Acquisition Credits payable in shares of SNBH common stock under a performance-based earnout structure. These assets include proprietary beverage and first-aid product formulations, manufacturing infrastructure, distribution relationships, and brand rights relevant to the Company’s future enterprise. These Acquisition Credits were issued by SNBH to AE FL in accordance with an earnout schedule that was set forth in the Exchange Agreement, as filed with the SEC on July 09, 2025. The consideration structure is performance-contingent and subject to regulatory holding periods, lock-up agreements, and earnout milestones tied to revenue, EBITDA, and appraised asset value. The Acquisition Credits may be converted to equity upon the achievement of defined benchmarks over a multi-year horizon, subject to certain limitations as defined.

On September 30, 2025, the Company signed an Exchange Agreement, effective October 1, 2025, to acquire a majority interest in Wyoming Bears, Inc. (WYB), as filed with the SEC on October 3, 2025. WYB is a California-based specialized distributor of CPG and supplies c-stores, big box retailers both domestically and internationally. It distributes such brands as Original New York Seltzer, Burlone, Bear Springs, and Arctic Frost. The Company and WYB executed an extension to the effective date to January 1, 2026, as filed with the SEC on January 12, 2026. As a result of the effective date extension, change in control of WYB did not transfer until January 1, 2026.

These transactions are expected to significantly enhance the Company’s consolidated balance sheets and operating capacity, supporting its ability to develop new revenue-generating products and pursue future acquisitions aligned with its mission.

The Company’s leadership team brings experience from global consumer brands and retailers, including Original New York Seltzer, Disney, Hugo Boss, Victoria’s Secret, Versace, Bath & Body Works, and Walmart. Leveraging this expertise, through its partnership with American Industrial Group, SNBH is positioned to capitalize on strategic sourcing, the ability to manufacture locally with a global footprint, and global distribution networks across omnichannel platforms for high-growth, high-margin brands, while working towards cash-flow positive operations at all subsidiaries. The Company continues to execute its 24-month acquisition pipeline and to seek growth through synergistic acquisitions, innovation in consumer packaged goods, in food, beverage, pet-care, healthcare, and emergency markets, as well as strategic brand partnerships. Management believes these initiatives, supported by scalable operations and established institutional relationships, will enable sustainable value creation for shareholders.

Principal Products and Services

Sentient Brands’ product portfolio includes multiple high-growth, consumer-focused brands:

● Original New York Seltzer® – a heritage natural soda brand recognized for its nostalgic appeal and clean-label formulation (www.NewYorkSeltzer.uk).

● Arctic Frost® – a premium vodka brand positioned for the mass market, with pricing and affordability (www.vodkaarcticfrost.com/).

● Burlone® – a high-quality, yet affordable European wine, food, and beverage brand (www.BurloneWines.com).

● Aqua Emergency® – emergency water and meal-ready-to-eat (MRE) kits designed for disaster preparedness, government procurement, and institutional supply chains (www.AquaEmergency.com).

● American Red Cross® Licensed Products – long-shelf-life emergency rations and hydration supplies marketed under exclusive license (www.AquaEmergency.com).

All of the Company’s proprietary products are formulated and packaged to meet standards of safety, shelf-life stability, consumer appeal, and regulatory compliance.

Suppliers

The Company utilizes a diversified network of manufacturers, ingredient suppliers, and packaging partners. SNBH is not dependent on any single supplier and maintains contingency arrangements to support uninterrupted operations.

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

● Partner with established distributors and retailers;

● Focus on operational excellence and product quality; and

● Establish ongoing communication with the capital markets

The Company believes it has assembled a highly accomplished team of branding and marketing professionals who have a combined experience and track record of successfully launching and operating major brands in the consumer market space, which the Company believes will provide it with a competitive edge in its industry.

M&A Strategy

In Q3 2025, the Company launched an M&A strategy to identify high-margin, revenue generating businesses within above-average growth potential industry sectors as potential acquisition targets.

Customers

The Company’s sales channels are direct to consumer and wholesale.

Competition

We have experienced, and expect to continue to experience, intense competition from a number of companies.

The current market is highly competitive, consisting of publicly-traded and privately-owned companies, many of which are more adequately capitalized than the Company.

Industry Overview

The Company operates within the highly competitive CPG sector, with a primary focus on wellness, sustainability, and emergency preparedness, all of which are consumer categories that offer long-term secular growth potential. This market is intensely competitive, consisting of numerous publicly-traded and privately-owned companies, many of which are more adequately capitalized than the Company. Sentient Brands Holdings Inc. (SNBH) is executing an acquisition-driven strategy to leverage its operational backbone for manufacturing and distribution across omnichannel platforms, targeting high-growth, high-margin brands within food, beverage, pet-care, healthcare, and emergency markets.

The functional beverages industry, encompassing products that provide benefits beyond basic hydration and nutrition—such as energy enhancement, recovery support, immune boosting, and specialized hydration—continues to experience robust growth driven by increasing consumer focus on health, wellness, and preventive nutrition. In 2025, the global functional beverages market was valued at approximately USD 165-185 billion (with estimates ranging from USD 151.7 billion to USD 184 billion across industry sources), reflecting strong demand for innovative formulations including energy drinks, sports and recovery beverages, and electrolyte-enhanced hydration products. This sector is projected to expand at a compound annual growth rate (CAGR) of approximately 5-8% through the early 2030s, with forecasts indicating market sizes reaching USD 230-315 billion by 2030-2035, depending on specific segment emphasis and regional dynamics. Key drivers include rising health consciousness among consumers, particularly younger demographics seeking natural, low-sugar, and functional alternatives to traditional beverages; expanding distribution through e-commerce and retail channels; and ongoing product innovation in areas such as adaptogens, probiotics, and targeted hydration solutions. In the United States, a major market for such products, the functional drinks segment demonstrates particularly strong momentum, with projected growth at a CAGR of around 8% from 2025 onward. The Company operates within this dynamic and competitive landscape, positioning its hydration and emergency preparedness-focused beverages to capitalize on these secular trends toward functional, health-oriented non-alcoholic options.

Research and Development

The Company is continuously in the process of identifying and/or developing potential new products to offer to our customers. Our expenditures on research and development have historically been small and immaterial compared to our other business expenditures. The Company is currently developing new formulations for additional product lines.

Employees

We believe that our success depends upon our ability to attract, develop and retain key personnel. The parent company has no direct employees. Operations are conducted through subsidiaries, contractors, and consultants. Although we continually seek to add additional talent to our work force, management believes that it currently has sufficient human capital to operate its business successfully.

Our compensation programs are designed to align the compensation of our personnel with our performance and to provide the proper incentives to attract, retain and motivate individuals to achieve superior results. The structure of our compensation programs balances incentive earnings for both short-term and long-term performance.

The primary mailing address for the Company is 30 N Gould St, Ste. 61963 Sheridan, WY, 82801. The Company’s telephone number is (646) 202-2897. The Company’s website is www.sentientbrands.com.

Reports to Security Holders

We intend to furnish our shareholders annual reports containing consolidated financial statements audited by our independent registered public accounting firm and to make available quarterly reports containing unaudited consolidated financial statements for each of the first three quarters of each year. We file Quarterly Reports on Form 10-Q, Annual Reports on Form 10-K and Current Reports on Form 8-K with the SEC in order to meet our timely and continuous disclosure requirements. We may also file additional documents with the SEC if they become necessary in the course of our company’s operations.

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

Company History

The Company was incorporated under the laws of the State of California on March 22, 2004, until changing its state of incorporation from California to Nevada in 2021. The Company’s name changed from “Intelligent Buying, Inc.” to “Sentient Brands Holdings, Inc.” effective March 2, 2021.

On May 12, 2025, the Company, through its wholly-owned subsidiary AIG-F&B, Inc. (AIGFB), acquired Assets totaling $595,440 from American Industrial Group, Inc. (“AIG”). In consideration for the assets received, SNBH issued $595,440 of Acquisition Credits as defined in the Exchange Agreement between the Company and AIG which was signed in April. The Company acquired machinery and equipment of $77,044, inventory for sale of $283,452 and accounts receivable and other assets of $234,944.

On July 5, 2025, Aqua Emergency, Inc. (AE NV), a Nevada company, a 51%-owned subsidiary, in a combination of the business from Aqua Emergency, Inc. (AE FL) valued at $1,905,272. In consideration for the assets received, Sentient Brands issued $1,905,272 of Acquisition Credits as defined in the Share Exchange Agreement between the Company and Aqua Emergency, Inc. (FL) which was signed in June. Assets include accounts receivable $200,659, perpetual license for intellectual property $1,150,000, prepaid assets $22,140 and Goodwill of $532,473. On December 31, 2025, the Company acquired the remaining 49% and AE NV is currently a wholly-owned subsidiary. As a consideration the amendment provides for an increase in earn-out participation from 51% to 100%. The Company may issue additional acquisition credits contingent on future performance results in accordance with the terms of the amended agreement.

On September 30, 2025, the Company signed a Share Exchange Agreement, effective October 1, 2025, to acquire a majority interest in Wyoming Bears, Inc. (WYB). WYB is a California-based specialized distributor of CPG and supplies c-stores, big box retailers both domestically and internationally. It distributes such brands as Original New York Seltzer, Burlone, Bear Springs, and Arctic Frost. The Company and WYB executed an extension to the effective date to January 1, 2026. In 2026, WYB’s business is included in the Company’s operations.

On September 10, 2025, Board of Directors and the Majority Stockholder, respectively, approved a Reverse Recapitalization at a ratio of 1 for 30 (1:30) of the existing common stock (the “Reverse”) and the filing of a Certificate of Amendment (the “Amendment”) to the Company’s Amended Articles of Incorporation with the Secretary of State of Nevada to reflect such recapitalization. Each fractional share was rounded up to the next whole number of shares resulting in 418 additional shares. The Company filed an Issuer Company-Related Action Notification Form with the Financial Industry Regulatory Authority which was implemented on January 2, 2026. All share and per share information in this Form 10-K, including for all periods presented, has been retroactively adjusted to reflect the Reverse.

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

Risks Related to Our Business and Industry

The Company is an early-stage company with very limited operating history. Such limited operating history may not provide an adequate basis to judge our future prospects and results of operations.

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

Historically we have had operating losses and our cash flow has been inadequate to support our ongoing operations. For the year ended December 31, 2024, we had a net loss of $904,624, with a working capital deficit of $2,752,810 and as of December 31, 2025, we had a net loss of $1,201,577 and a working capital deficit of $3,902,970. Included in the working capital deficit for December 31, 2025 is $2,640,712 of Acquisition Credits for acquiring the subsidiaries AIGFB & AE NV, in the amount of $2,500,712, in addition to an issuance of $140,000 for a reduction in accounts payable. Our ability to fund our capital requirements out of our available cash and cash generated from our operations depends on a number of factors, including our ability to gain market acceptance of our products and continue growing our existing operations. If we cannot generate positive cash flow from operations, we will have to reduce our costs and try to raise working capital from other sources. These measures could materially and adversely affect our ability to execute our operations and expand our business.

The Company may suffer from lack of availability of additional funds.

We expect to have ongoing needs for working capital in order to fund operations and to continue to expand our operations. To that end, we may be required to raise additional funds through equity or debt financing. However, there can be no assurance that we will be successful in securing additional capital on favorable terms, if at all. If the Company is successful, whether the terms are favorable or unfavorable, there is a potential that we will fail to comply with the terms of such financing, which could result in severe liability for our Company. If the Company is unsuccessful, we may need to (a) initiate cost reductions; (b) forego business development opportunities; (c) seek extensions of time to fund liabilities, or (d) seek protection from creditors. In addition, any future sale of our equity securities would dilute the ownership and control of your shares and could be at prices substantially below prices at which our shares currently trade. Our inability to raise capital could require us to significantly curtail or terminate our operations. We may seek to increase our cash reserves through the sale of additional equity or debt securities. The sale of convertible debt securities or additional equity securities could result in additional and potentially substantial dilution to our shareholders. The incurrence of indebtedness would result in increased debt service obligations and could result in operating and financing covenants that would restrict our operations and liquidity. In addition, our ability to obtain additional capital on acceptable terms is subject to a variety of uncertainties.

In addition, if the Company is unable to generate adequate cash from operations, and if the Company is unable to find sources of funding, it may be necessary for us to sell all or a portion of our assets, enter into a business combination, or reduce or eliminate operations. These possibilities, to the extent available, may be on terms that result in significant dilution to our shareholders or that result in our shareholders losing all of their investment in our Company.

The commercial success of our products is dependent, in part, on factors outside our control.

The commercial success of our products is dependent upon unpredictable and volatile factors beyond our control, such as the success of our competitors’ products. Our failure to attract market acceptance and a sustainable competitive advantage over our competitors would materially harm our business.

The Company is attempting to launch brands in new markets and with new products. Our inability to effectively execute our business plan in relation to these new brands could negatively impact our business.

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

The Company is involved in a highly competitive industry where we may compete with numerous other companies who offer alternative methods or approaches, who may have far greater resources, more experience, and personnel perhaps more qualified than we do. Such resources may give our competitors an advantage in developing and marketing products similar to ours or products that make our products less desirable to consumers or obsolete. There can be no assurance that we will be able to successfully compete against these other entities.

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

We expect that we will pursue acquisitions of other businesses, assets or technologies to grow our business. We may fail to identify attractive acquisition candidates, or we may be unable to reach acceptable terms for future acquisitions. We might not be able to raise enough cash to compete for attractive acquisition targets. If the Company is unable to complete acquisitions in the future, our ability to grow our business at our anticipated rate will be impaired. We may pay for acquisitions by issuing additional shares of our Common Stock, which would dilute our stockholders, or by issuing debt, which could include terms that restrict our ability to operate our business or pursue other opportunities and subject us to meaningful debt service obligations. We may also use significant amounts of cash to complete acquisitions. To the extent that we complete acquisitions in the future, we likely will incur future depreciation and amortization expenses associated with the acquired assets. We may also record significant amounts of intangible assets, including goodwill, which could become impaired in the future. Acquisitions involve numerous other risks, including:

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

Our growth strategy will place significant demands on our management, financial, administrative and other resources. Operating results will depend substantially on the ability of our officers and key employees to manage changing business conditions and to implement and improve our financial, administrative and other resources. If the Company is unable to respond to and manage changing business conditions, or the scale of its operations, then the quality of its services, its ability to retain key personnel, and its business could be harmed.

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

The Company is required to comply with various regulatory and reporting requirements, including those required by the SEC. Complying with these reporting and other regulatory requirements are time-consuming and expensive and could have a negative effect on our business, results of operations and financial condition.

The audit firm included a “going concern” note in its audit report.

As noted in our audited financials for the years ended December 31, 2025 and December 31, 2024, we’ve sustained recurring operating losses and our accumulated deficit raises substantial doubt about our ability to continue as a going concern. We may not have enough funds to sustain the business until it becomes profitable. Even if we obtain financing, we may not accurately anticipate how quickly we may use the funds and whether these funds are sufficient to bring the business to profitability.

The Company is required to comply with certain provisions of Section 404 of the Sarbanes-Oxley Act of 2002, as amended (the “Sarbanes-Oxley Act”) and if we fail to continue to comply, our business could be harmed, and the price of our securities could decline.

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

The Company’s stock price has fluctuated in the past, has recently been volatile, and may be volatile in the future. During 2025, the highest bid price for our common stock was $0.107 per share, while the lowest bid price during that period was $0.012 per share. The Company may incur rapid and substantial decreases in its stock price in the foreseeable future that are unrelated to its operating performance or prospects. The stock market has experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may experience losses on their investment in the Company’s common stock. The trading price of our common stock could continue to fluctuate widely.

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

The Company is subject to the “penny stock” rules which adversely affect the liquidity of our Common Stock.

The SEC has adopted regulations which generally define “penny stock” to be an equity security that has a market price of less than $5.00 per share, subject to specific exemptions. The market price of our Common Stock is less than $5.00 per share and therefore the Company is considered a “penny stock” according to SEC rules. This designation requires any broker-dealer selling these securities to disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities. These rules limit the ability of broker-dealers to solicit purchases of our Common Stock and therefore reduce the liquidity of the public market for our shares should one develop.

Securities which are traded on the OTCID®, may not provide as much liquidity for our investors as more recognized senior exchanges such as the Nasdaq stock market or other national or regional exchanges.

The Company’s Common Stock is currently quoted on the OTCID Markets under the symbol of “SNBH”. OTC Markets is a computer network that provides information on current “bids” and “asks”, as well as volume information. As of the date hereof, no active trading market has developed for our Common Stock. Securities traded on OTC Markets are usually thinly traded, highly volatile, have fewer market makers and are not followed by analysts. The SEC’s order handling rules, which apply to NASDAQ-listed securities, do not apply to securities quoted on OTC Markets. Quotes for stocks included on OTC Markets are not listed in newspapers and are often unavailable at many of the online websites which publish stock quotes. Therefore, prices for securities traded solely on OTC Markets may be difficult to obtain and holders of our securities may be unable to resell their securities at or near their original acquisition price, or at any price.

On October 30, 2025, the Company filed a Certificate of Amendment of Articles of Incorporation (the “Certificate”) with the State of Nevada to effect a Reverse Recapitalization of its outstanding shares of common stock at a ratio of 1 for 30 (1:30) (the “Reverse Recapitalization”). In connection with the Amendment, the Company filed an Issuer Company-Related Action Notification Form with the Financial Industry Regulatory Authority. The Reverse Recapitalization was implemented by FINRA on January 2, 2026.

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

Investors’ interests in the Company will be diluted and Investors may suffer dilution in their net book value per share when we issue additional shares. The Company is authorized to issue 500,000,000 shares of Common Stock, $0.001 par value per share, and 25,000,000 shares of preferred stock, $0.001 par value per share. We anticipate that all or at least some of our future funding, if any, will be in the form of equity financing from the sale of our Common Stock. If we do sell or issue more Common Stock, investors’ investment in the Company will be diluted. Dilution is the difference between what you pay for your stock and the net tangible book value per share immediately after the additional shares are sold by us. If dilution occurs, any investment in the Company’s Common Stock could seriously decline in value.

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

If the Company is unable to comply with the financial reporting requirements mandated by the SEC’s regulations, investors may lose confidence in our financial reporting and the price of our common stock, if a market ever does develop for it, could decline.

If we fail to maintain effective internal controls over financial reporting, our ability to produce timely, accurate and reliable periodic consolidated financial statements could be impaired. If we do not maintain adequate internal control over financial reporting, investors could lose confidence in the accuracy of our periodic reports filed under the Exchange Act. Additionally, our ability to obtain additional financing could be impaired or a lack of investor confidence in the reliability and accuracy of our public reporting could cause our stock price to decline. In the past we have been delinquent in our SEC reporting and have not maintained adequate internal control over financial reporting. We remain current with our filing obligations with the SEC after the filing of this Form 10-K. However, there can be no assurance that we will be able to do so.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C. CYBERSECURITY

Not applicable

ITEM 2. PROPERTIES

Our principal offices are located at 30 N Gould St, Ste. 61963, Sheridan, WY 82801. Our principal office location is a virtual office, which provides us with the flexibility of using office space on an as-needed basis. Pursuant to our office lease, we pay $49.00 per year. All of our consultants, including our specialized technical staff, are currently working from home or in a virtual environment. The Company always maintains the ability for our team members to work virtually, and we will continue to work virtually as an organization for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

On February 6, 2026, Gregg Templeton filed a Statement of Claim with the American Arbitration Association (AAA) claiming Failure to Pay Wage, Failure to Reimburse Expenses; Statutory Wage Violation under New York Law; Fraud and Unjust Enrichment. The AAA rejected hearing of the claim due to the procedural process and improper venue election. After rejection by AAA, Templeton’s legal counsel advised the Company of his intention to petition a New York Court to accept the complaint under an arbitration demand. The petition was filed on March 25, 2025. The claim is related to an Employment Agreement dated on or about February 28, 2019. On May 30, 2025, the Company received a demand letter from an attorney representing the contractor in the amount of $286,010 including wages, expenses and interest. Mr. Templeton asserts that interest has continued to accrue and the current claim now exceeds $300,000. Templeton was terminated by the company in January of 2021 after an unauthorized diversion of $40,000 of the Company’s funds into Templeton’s personal accounts was discovered by the Company, as well as his being barred by FINRA from certain aspects of any securities business, for similar conduct on multiple prior occasions. The Company disputes the claim in its entirety but has maintained an accrual of $54,525 related to the dispute. This amount was recorded on March 31, 2022 as an account payable for services in that quarter. The Company has not made any change to its accrual as of this time. The Company will defend itself vigorously and assert claims of misconduct against the former contractor.

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

Holders of our Common Stock

As of April 15, 2026, there were 4,137,771 shares of common stock, par value $0.001 per share, outstanding. A reverse recapitalization of the Company’s shares at a ratio of 1 for 30 (1:30) was executed on January 2,2026 with pay date of January 2,2026. Each fractional share was rounded up to the next whole number of shares resulting in 418 additional shares. The stock transfer agent for our securities is Empire Stock Transfer, Inc., 1859 Whitney Mesa Dr., Henderson, NV 89014.

Dividends

The Company has never declared or paid any cash or stock dividends on its common stock. The Company currently intends to retain future earnings, if any, to finance the expansion of its business. As a result, the Company does not anticipate paying any cash dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

On January 20, 2026, the Company adopted that certain Sentient Brands Holdings, Inc. 2026 Employee Benefit Plan. On February 2, 2026 the Company filed a registration statement on Form S-8 (the “Form S-8”) with the Securities and Exchange Commission for the purpose of registering under the Securities Act of 1933, as amended. 1,000,000 shares of common stock are issuable under the Plan.

Recent Sales of Unregistered Securities

On February 6, 2025, the Company issued 33,334 shares of its common stock to an individual for consulting services.

On February 6, 2025, the Company issued 66,667 shares of its common stock to an individual for consulting services.

On February 11, 2025, the Company issued 122,667 shares of its common stock to George Furlan for consulting services for the years 2022-2024.

On February 11, 2025, the Company issued 56,667 shares of its common stock to James Mansour in full settlement of his amount due for past services.

On February 20, 2025, the Company issued 109,068 shares of its common stock to satisfy the previous conversion of debt.

On February 26, 2025, the Company issued 139,377 shares of its common stock to Pure Energy in exchange for the cancellation of all debt and related accrued interest.

On February 26, 2025, the Company issued 377,528 shares of its common stock to Pure Energy in exchange for the cancellation of all debt and related accrued interest.

On February 27, 2025, the Company issued 51,334 shares of its common stock to Grace Court Advisors in full settlement of an amount due for past services.

On March 11, 2025, the Company issued 66,667 shares of its common stock to George Furlan as a bonus related to merger services.

On March 11, 2025, the Company issued 33,334 shares of its common stock to a service provider for as a bonus related to merger services.

On March 11, 2025, the Company issued 348,916 shares of its common stock to Adriatic Advisors in exchange for the cancellation of all debt and related accrued interest.

On March 20, 2025, the Company issued 33,334 to an investor who had purchased stock in May 2024, but was not issued at the year ended December 31, 2024.

On April 2, 2025, the Company issued 8,242 shares of its common stock to an individual in exchange for the cancellation of all debt and related accrued interest.

On April 3, 2025, the Company issued 34,416 shares of its common stock to an individual in exchange for the cancellation of all debt and related accrued interest.

On April 15, 2025, the Company issued 66,667 shares of its common stock that had been reserved on September 9, 2024 for legal fees.

On April 16, 2025, the Company issued 10,000 shares of its common stock in full settlement of an amount due for past services.

On April 17, 2025, the company issued 14,334 shares of its common stock for consulting services.

On September 12, 2025, the Company issued 180,665 shares of its common stock to GA3 Consortium, LLC in exchange for the conversion of $85,000 in accrued interest for a convertible note.

Each of the share issuances above are stated post Reverse Recapitalization at a ratio of 30 for 1 (30:1) effective January 2, 2026.

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

Issuer Purchases of Equity Securities

The Company has not repurchased its securities during the year ended December 31, 2025.

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

Going Concern

We have a limited operating history in the CPG sector, and our continued growth is dependent upon the continuation of selling our products to our customers; hence generating revenues and obtaining additional financing to fund future obligations and pay liabilities arising from normal business operations. We had an accumulated deficit of $6,332,894 and $5,131,317 at December 31, 2025 and 2024, respectively and a working capital deficit of $3,902,970 and $2,752,810 at December 31, 2025 and 2024, respectively. Included in the working capital deficit for the year ended December 31, 2025 is $2,640,712 in Acquisition Credits as a contingent liability which is solely settleable in equity to be issued for acquiring the subsidiaries AIGFB & AE NV, in the amount of $2,500,712, with an additional issuance of $140,000 for a reduction in accounts payable. The report of our independent registered public accounting firm on our consolidated financial statements for the year ended December 31, 2025 and December 31, 2024 contained an explanatory paragraph regarding our ability to continue as a going concern based upon cash used in operating activities and the current cash balance cannot be projected to cover the operating expenses for the next twelve months from the release date of this report. These factors, among others, raised substantial doubt about our ability to continue as a going concern. Our consolidated financial statements appearing elsewhere in this report do not include any adjustments that might result from the outcome of this uncertainty. There are no assurances we will be successful in our efforts to generate significant revenues or report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our company.

Our ability to continue as a going concern is dependent upon our ability to carry out our business plan, achieve profitable operations, obtain additional working capital funds from our significant shareholders, and or through debt and equity financings. However, there can be no assurance that any additional financings will be available to us on satisfactory terms and conditions, if any.

The accompanying consolidated financial statements, included in Item 8, do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We continually evaluate our estimates, including those related to bad debts, recovery of long-lived assets, income taxes, acquisition credits payable and the valuation of equity transactions.

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

Revenue Recognition

During the years ended December 31, 2025 and 2024, our revenue recognition policy was in accordance with Financial Accounting Standards Board (“FASB”), Accounting Standards Codification (“ASC”) ASC 606, “Revenue from Contracts with Customers”, which requires the recognition of sales following five steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or as) the entity satisfies a performance obligation.

Our customers place orders for our products pursuant to their purchase orders and the Company is paid by our customers pursuant to our invoices. Each invoice calls for a fixed payment in a fixed period of time. We recognize revenue by selling and delivering our products under our customers’ purchase orders and our related invoices to our customers. Prepayments, if any, received from customers prior to the products being delivered are recorded as advance from customers. In these cases, when the products are delivered, the amount recorded as advance from customers is recognized as revenue.

Income Taxes

The Company is governed by the income tax laws of the United States. Income taxes are accounted for pursuant to ASC 740 “Accounting for Income Taxes,” which is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our consolidated financial statements or tax returns. The charge for taxes is based on the results for the period as adjusted for items, which are non-assessable or disallowed. It is calculated using tax rates that have been enacted or substantively enacted by the balance sheet date.

Deferred tax is accounted for using the balance sheet liability method in respect of temporary differences arising from differences between the carrying amount of assets and liabilities in the consolidated financial statements and the corresponding tax basis used in the computation of assessable tax profit. As a principle, deferred tax liabilities are recognized for all taxable temporary differences, and deferred tax assets are recognized to the extent that it is probable that taxable profit will be available against which deductible temporary differences can be utilized.

Deferred tax is calculated using tax rates that are expected to apply to the period when the asset is realized, or the liability is settled. Deferred tax is charged or credited in the income statement, except when it is related to items credited or charged directly to equity, in which case the deferred tax is changed to equity. Deferred tax assets and liabilities are offset when they relate to income taxes levied by the same taxation authority and we intend to settle its current tax assets and liabilities on a net basis.

Stock-based Compensation

Stock-based compensation is accounted for based on the requirements of the Share-Based Payment topic of ASC 718, “Compensation - Stock Compensation” which requires recognition in the consolidated financial statements of the cost of employee and director services received in exchange for an award of equity instruments over the period the employee or director is required to perform the services in exchange for the award. The Accounting Standards Codification also requires measurement of the cost of employee and director services received in exchange for an award based on the grant-date fair value of the award.

Pursuant to ASC 505-50, for share-based payments to consultants and other third-parties, compensation expense is determined at the “measurement date.” The expense is recognized over the period of services or the vesting period, whichever is applicable. Until the measurement date is reached, the total amount of compensation expense remains uncertain. We record compensation expenses based on the fair value of the award at the reporting date. The awards to consultants and other third parties are then revalued, or the total compensation is recalculated based on the then current fair value, at each subsequent reporting date.

Business Combinations

As noted above, on May 12, 2025, the Company, through its wholly-owned subsidiary AIGFB, acquired Assets totaling $595,440 from American Industrial Group, Inc. (“AIG”). Consideration was Acquisition Credits (deferred contingent liability).

The transaction has been accounted for as an asset acquisition pursuant to ASC 805-50, “Business Combinations – Related Issues”, as the acquired set of assets and activities did not meet the definition of a business. As such, the total consideration transferred, including direct transaction costs, has been allocated to the individual identifiable assets acquired and liabilities assumed on a relative fair value basis as of the acquisition date.

In accordance with the guidance applicable to asset acquisitions:

●	No goodwill has been recognized, as the transaction did not qualify as a business combination under ASC 805-10.

●	The asset values presented reflect the relative fair value allocation of the total purchase price among the identifiable assets acquired.

●	The consolidated financial statements do not include the results of operations or cash flows of the acquired assets prior to the acquisition date.

On July 5, 2025, Aqua Emergency, Inc. (Nevada), a 51%-owned subsidiary, acquired certain assets of Aqua Emergency, Inc. (AE FL ) valued at $1,905,272 under the July 5, 2025 Exchange Agreement. Consideration was Acquisition Credits (deferred contingent liability).

The Company has determined under ASC 805 that the transaction is a business combination

The Company acquired 51% controlling interest in AE NV and obtained control over all net assets as well as all rights to the business IP, contracts, customer lists, formulations and trade marks. SNBH paid fair value in issuing $1,905,272 Acquisition Credits to the shareholders of AE FL.

The Company recognized all the assets acquired as well as intangible assets such as trademarks, licenses, customer lists, contracts and goodwill.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net identifiable tangible and intangible assets acquired in a business combination. The Company accounts for goodwill in accordance with ASC 350, “Intangibles—Goodwill and Other”. Goodwill is not amortized but is tested for impairment at least annually, or whenever events or changes in circumstances indicate that the fair value of a reporting unit is less than its carrying amount. The Company performs its annual goodwill impairment test during the fourth quarter of the fiscal year. Impairment is measured by comparing the carrying value of the reporting unit, including goodwill, to its fair value. If the carrying amount exceeds the fair value, an impairment loss equal to that excess is recognized. The Company recorded goodwill of $532,473 in connection with the acquisition of a controlling interest in Aqua Emergency, Inc. (AE NV) on July 5, 2025.

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

Fair value of financial instruments

We value our financial assets and liabilities on a recurring basis using the fair value hierarchy established in Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures”.

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

Segment Reporting

The Company applies ASC 280, “Segment Reporting”, in determining reportable segments for its financial statement disclosure. Operating segments are defined as components of an entity for which separate financial information is available and that is regularly reviewed by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources to an individual segment and in assessing performance. The Company’s CODM is its President and Chief Operating Officer. The Company has determined that it operates as a single operating segment and has one reportable segment based on the consolidated results of SNBH as reviewed by the CODM.

Acquisition Credits

The Company has classified the Acquisition Credits issued to shareholders of AIG and AE FL as contingent liabilities in compliance with ASC 480-10-25 which classifies a financial instrument as a liability if all the following criteria are met.

●	It is mandatorily redeemable;
●	It requires or may require the issuer to repurchase it by transferring assets:
●	It is settled in a variable number of shares with monetary value fixed or indexed.

The Acquisition Credits meet the criteria and have been recorded as liabilities in the consolidated financial statements.

Related Party Transactions

During the year ended December 31, 2025, the Company issued the following shares of common stock and compensation to related parties:

1. George Furlan, its CEO, was issued 203,667 shares for management services, including a bonus of 66,667 shares related to the closing of exchange agreement with AIGFB and 137,000 shares for prior management services. He received $84,000 in compensation, of which $44,000 is accrued. These bonus issuances and debt conversions were not disclosed in the AIGFB Share Exchange Agreement and they were not approved by the new independent Board of Directors of the Company. The Company is reviewing eligibility and compliance for these transactions.

2. James Mansour, former Chief Marketing Officer, was issued 56,667 shares as full settlement of all previous obligations.

3. Evan Costaldo, former Legal Counsel, was issued 66,667 shares during the year ended December 31, 2025, with a total of 133,333 shares issued as compensation for the AIG & AIGFB acquisition. He invoiced $15,000 and $95,000 in services for the year ended December 31, 2025 and 2024, respectively, with $35,000 in unpaid balances. Costaldo’s retainer agreement for closing a reverse merger deal with American Industrial Group, Inc. was for a stipulated fixed fee of 100,000 shares and $30,000 in compensation. This exceeds contracted compensation by 33,333 shares and over $5,000 in total monetary compensation. Costaldo also invoiced a monthly fee of $5,000 as legal counsel. The reverse merger transaction did not occur and Costaldo resigned several months prior to the closing of the AIGFB deal. The Company believes these bonus and debt issuances, cash compensation and debt conversions were not approved by the new independent Board of Directors of the Company. The Company is reviewing eligibility and compliance for these transactions.

4. Steven Spanos, the former outside CFO, received a bonus of 33,333 shares related to the closing of exchange agreement with AIGFB in addition to $41,250 in compensation. Company believes these bonus and debt issuances are in breach of AIGFB Share Exchange Agreement and they were not approved by the new independent Board of Directors of the Company. The Company is reviewing eligibility and compliance for these transactions.

5. Jelena Vadanjel-Doukas and John Doukas through their company Grace Court Advisors, LLC, received 10,000 shares for services and a bonus of 51,334 shares related to the closing of the exchange agreement with AIGFB. The Company believes these bonus and debt issuances, plus cash compensation received, are in breach of AIGFB Share Exchange Agreement and they were not approved by the new independent Board of Directors of the Company. The Company is reviewing eligibility and compliance for these transactions.

6. Dante Jones, the former single member board chairman and CEO received a bonus of 33,334 shares related to the closing of exchange agreement with AIGFB. The Company believes these bonus and debt issuances, plus cash compensation received, are in breach of AIGFB Share Exchange Agreement and they were not approved by the new independent Board of Directors of the Company. The Company is reviewing eligibility and compliance for these transactions.

Additional relationships exist as follows:

1. Serge Knazev, President and Chief Operating Officer effective January 1st, 2026, is also an active investor and managing partner of American Industrial Group, Inc. (“AIG”). AIG is an investor in the Company, a source of operational funding through non-interest-bearing advances, and a manufacturing and fulfillment provider for the Company’s subsidiaries, including under the prepaid fulfillment arrangement entered into on December 31, 2025. To mitigate this inherent conflict of interest, Mr. Knazev has formally recused himself from all decisions involving AIG, its subsidiaries, and affiliated entities as well as his investments in SNBH and its subsidiaries. All existing and future transactions with AIG or its affiliates, including but not limited to acquisitions, pricing, credit, and fulfillment terms under ongoing arrangements, are subject to review and approval solely by the independent members of the Board of Directors, CFO and Legal Counsel, without participation by Mr. Knazev.

2. Dionne Pendleton, an independent member of the Board of Directors, is President of SNBH Holdings, Inc. which holds 1,000,000 shares of Preferred Series B of the Company. The shares are not held by Ms. Pendleton personally.

3. Erskine Spriggs is the CEO and owner of Concent, Inc., the sole managing member of GA3 Consortium, LLC, which owns the Company’s notes and warrants which were purchased from Leonite Capital and Adriatic Advisors, LLC.

4. Mr. Lee Puglisi, Mr. Serge Knazev and GA3 Consortium, LLC, have been providing funds for Company’s operations and overhead through non-interest bearing loans, as per Emergency Funding Agreement.

5. American Industrial Group, Inc. an investor and a majority limited member in GA3 Consortium, LLC.

With the exceptions specifically outlined above, management believes all related party transactions were made on terms equivalent to those that prevail in arm’s length transactions and were approved by the Company’s Board of Directors or an authorized committee.

Recent Accounting Pronouncements

We review newly issued accounting standards and pronouncements for the potential impact to the Company’s consolidated financial statements. Other accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on our consolidated financial statements upon adoption. We do not discuss recent pronouncements that are not anticipated to have an impact on or are unrelated to our consolidated financial condition, results of operations, cash flows or disclosures.

ASU 2024-04, Improvements to Accounting for Certain Convertible Instruments: This standard is highly relevant as it simplifies the accounting for instruments like the Company’s Acquisition Credits by eliminating specific separation models, which is expected to reduce future complexity and may result in a non-cash adjustment upon adoption in 2027. The impact of the potential non-cash adjustment cannot be reasonably anticipated at this time.

The Company continues to evaluate the enhanced disclosure requirements of ASU 2023-09, Improvements to Income Tax Disclosures, to ensure compliance with increased transparency mandates regarding rate reconciliation and Net Operating Loss (NOL) carryforward categories.

RESULTS OF OPERATIONS

Comparison of Results of Operations for the Years Ended December 31, 2025 and 2024.

Revenue

We generated revenue of $701,463 and $0, respectively, for the years ended December 31, 2025 and 2024. Sales were a result of activities associated with the acquisition of AIGFB in May 2025 and AE NV in July 2025. Revenue is net of inter-company sales elimination for the sales between the subsidiaries, as per GAAP.

Cost of Goods Sold

The Company had Cost of Goods Sold as a result of the revenue activities and incurred an expense of $509,026 for the year ended December 31, 2025 and $153,155 including a one time loss on obsolete inventory of $150,000 for the year ended December 31, 2024, respectively.

Operating Expenses

For the year ended December 31, 2025 and 2024, operating expenses consisted of the following:

	2025	2024

Advertising and Marketing	$7,374	$900
General and Administrative	99,664	15,560
Legal and Professional	605,795	557,408
Management Fees	497,345	217,810

TOTAL OPERATING EXPENSES	$1,210,178	$791,678

The increase in Advertising is related to a trade show expense. General and Administrative expenses increased $84,104 due to $34,934 for additional filing fees and SEC related expenses and travel expenses increased by $49,145 for travel to manufacturers and customers related to our additional subsidiaries. See Consulting Services below for additional information.

Consulting Services

For the year ended December 31, 2025 and 2024, consulting expenses consisted of the following:

	2025	2024

Accounting & Auditing	$104,552	$95,700
Other Advisory Services	151,670	91,800
Legal Fees	349,573	369,908
Management Fees	497,345	217,810

TOTAL CONSULTING EXPENSES	$1,103,140	$775,218

The primary reason for the increase in consulting fees is acquisition activity for AIGFB and AE NV. In addition, there was an increase of $71,720 for Investor Relations in Other Advisory Services. There was an adjustment to both the years ended December 31, 2025 and 2024 for services related to the CEO compensation of $44,000 and $54,500 that hadn’t previously been recorded. Bonuses and compensation were also issued to current and former company executives and consultants through shares of the Company and the Company is currently evaluating all past issuances for compliance, eligibility and possible restitution of these shares back to the Company. In addition, an adjustment of $129,500 to Retained Earnings was made for CEO compensation not recorded in the years 2021-2023.

Income (Loss) from Operations

As a result of the foregoing, for the year ended December 31, 2025, loss from operations amounted to $1,017,741 as compared to loss from operations of $944,833 for the year ended December 31, 2024.

Other Income (Expense)

Other income (expense) in total was ($183,836) for the year ended December 31, 2025, compared to $40,209 for the year ended December 31, 2024.

There were other income items of $113,653, with $98,653 in income for embedded derivative calculations for a convertible note and three warrants and a fraud claim adjudicated in the state of New Jersey which resulted in a claim for $25,000, of which $15,000 was received in the year ended December 31, 2025. No reserve for the additional $10,000 has been made as the collection is not reasonably assured. There was a gain on the embedded derivative for the year ended December 31, 2024 in the amount of $381,246.

The other expenses for the year ended December 31, 2025 and 2024 are related to interest expense, including default interest, in the amount of $297,489 and $341,037, respectively. There was a decrease in interest expense over the year ending December 31, 2024 due to conversion of several notes and interest payable into shares of common stock.

Income Taxes

We did not have any income taxes expense for the years ended December 31, 2025 and December 31, 2024.

Net Income (Loss)

Net loss for the years ended December 31, 2025 and 2024 were $1,201,577 and $904,624, respectively. The decrease in Net Loss was primarily due to the net profit contribution from the new acquisitions as the Company executed its acquisition strategy.

Liquidity and Capital Resources

The consolidated financial statements have been prepared using accounting principles generally accepted in the United States of America (“U.S. GAAP”) applicable for a going concern, which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business.

To the extent the Company is successful in growing our business both organically and through acquisition, we continue to plan our working capital and the proceeds of any financing to finance such acquisition costs.

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. On December 31, 2025 and 2024, we had a cash balance of $29,011 and $3,432, respectively. These funds are kept in financial institutions located in the United States.

Short-Term Liquidity and Capital Plan: The Company is actively pursuing several strategic financing and debt restructuring initiatives to address short-term liquidity and cash needs, as its ability to continue as a going concern is dependent on obtaining additional working capital funds through debt and equity financings. Key initiatives include:

●	Working with an institutional investor for an equity credit line starting with $250,000 and expandable to $1.5 million.
●	Working with short-term note holders on the conversion of their obligations into equity, continuing the strategy of converting notes and interest payable into common stock.
●	Working with the GA3 Consortium on note and warrant restructuring, including a freeze of the interest and the elimination of “toxic” debt provisions. The Company issued shares to GA3 Consortium, LLC for the conversion of accrued interest on a convertible note in the amount of $85,000 for the year ended December 31, 2025.
●	Working with GA3 Consortium on continuing to provide additional financing in the form of non-recursive, forgivable, interest free loans.

Cash flows from Operating Activities

Operating activities used $223,873 in cash the year ended December 31, 2025, as compared with cash used of $402,718 for the year ended December 31, 2024.

Our net loss of $1,201,577 is the main component of our negative cash flow in 2025. We recognized prepaid fulfillment costs for inventory transferred to AIG & AE FL of $(9,206), our accounts payable and prepaid expenses increased by $104,776 and we accrued $297,657 of interest for notes payable. The Company also had an increase in accounts receivable of $161,480.

For the year ended December 31, 2024, our net loss of $904,624 is the main component of our negative operating cash flow. This includes a write down of unsalable inventory of $150,000. Accounts payable decreased by $37,337.

Cash flows from Investing Activities

Cash used for investing activities was $35,896 and $0 in for the year ended December 31, 2025 and 2024, respectively. This was for web site and artwork development.

Cash flows from Financing Activities

Cash flows provided by financing activities during the year ended December 31, 2025 amounted to $285,348, as compared with $404,851, for the year ended December 31, 2024. We received $71,000 in cash from the sale of common stock that has not yet been issued, proceeds from short term loans of $164,348 net proceeds from the sale of common stock of $50,000 for the year ended December 31, 2025. During the year ended December 31, 2024 we received $317,297 in cash from the sale of common stock and $8,000 from the exercise of warrants to purchase common stock, shares were issued for common stock tht had not been issued of $68,054 and we received the proceeds from a short term loan in the amount of $11,500.

We will need to raise additional funds, particularly if the Company is unable to generate positive cash flow as a result of our operations. We estimate that based on current plans and assumptions, that our available cash will be insufficient to satisfy our cash requirements under our present operating expectations. Other than working capital and advances received from related parties and funds received pursuant to securities purchase agreements, we presently have no other significant alternative source of working capital. We have used these funds to fund our operating expenses, pay our obligations and grow our company. We will need to raise significant additional capital to fund our operations and to provide working capital for our ongoing operations and obligations. Therefore, our future operation is dependent on our ability to secure additional financing. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the trading price of our common stock and a downturn in the U.S. equity and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if the Company is able to raise the funds required, it is possible that we could incur unexpected costs and expenses or experience unexpected cash requirements that would force us to seek alternative financing. Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. The inability to obtain additional capital may restrict our ability to grow and may reduce our ability to continue to conduct business operations. If the Company is unable to obtain additional financing, we will be required to cease our operations. To date, we have not considered this alternative, nor do we view it as a likely occurrence.

Going Concern

The Company’s consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. During the year ended December 31, 2025, the Company incurred a net loss of $1,201,577. The Company had an accumulated deficit of $6,332,894 and a working capital deficit of $3,902,970. During the year ended December 31, 2024, the Company had a net loss of $904,624, an accumulated deficit of $5,131,317 and a working capital deficit of $2,752,810. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Included in the working capital deficit for the year ended December 31, 2025 is $2,640,712 of Acquisition Credits solely convertible into equity issued to acquire the subsidiaries AIGFG & AE NV, in the amount of $2,500,712, as well as an issuance of $140,000 in exchange for a reduction in accounts payable. The Company’s plan for its operating capital needs are discussed in the Liquidity and Capital Resources section above.

Off-balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, the Company is not required to provide the information required by this Item.

ITEM 8. FINANCIAL STATEMENTS

The consolidated financial statements begin on Page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the 1934 Act, as of the end of the period covered by this report. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that our disclosure controls and procedures were ineffective as of December 31, 2025.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is designed to provide reasonable assurances regarding the reliability of financial reporting and the preparation of the consolidated financial statements of the Company in accordance with U.S. GAAP. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate.

With the participation of our President & Chief Operating Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2025 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation and the material weaknesses described below, management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2025 and 2024 based on the COSO framework criteria. Management has identified control deficiencies as follows:

●	The Company has not established adequate financial reporting monitoring activities to mitigate the risk of management override, specifically because up to March 31, 2025 there was a single member Board and CEO, there are no employees and only three officers with management functions and therefore there is lack of segregation of duties.

●	There is a strong reliance on outside consultants to review and adjust the annual and quarterly consolidated financial statements, to monitor new accounting principles, and to ensure compliance with GAAP and SEC disclosure requirements.

●	There is a strong reliance on the external attorneys to review and edit the annual and quarterly filings and to ensure compliance with SEC disclosure requirements.

●	A formal audit committee has not been formed.

●

The restatement of previously issued financial statements resulted from errors and omissions related to record keeping, accounting, management operations, debt and equity arrangements which indicated a failure in the design or operation of certain controls.

Management of the Company believes that these material weaknesses are due to the small size of the Company’s accounting staff and reliance on outside consultants for external reporting. The small size of the Company’s accounting staff may prevent adequate controls in the future, such as segregation of duties, due to the cost/benefit of such remediation.

To mitigate the current limited resources and limited employees, we rely heavily on direct management oversight of transactions, along with the use of legal and outside accounting consultants. As we grow, we expect to bring additional accounting depth, increase our number of consultants, which will enable us to implement adequate segregation of duties within the internal control framework and continue strengthening checks and balances between the management of the wholly-owned subsidiaries and the holding company.

These control deficiencies could result in a misstatement of account balances that would result in a reasonable possibility that a material misstatement to our consolidated financial statements may not be prevented or detected on a timely basis. Accordingly, we have determined that these control deficiencies as described above together constitute a material weakness.

In light of this material weakness, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the year ended December 31, 2025 and 2024 included in this Annual Report on Form 10-K were fairly stated in accordance with US GAAP. Accordingly, management believes that despite our material weaknesses, our consolidated financial statements for the year ended December 31, 2025 and 2024 are fairly stated, in all material respects, in accordance with US GAAP.

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

Limitations on Effectiveness of Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include, but are not limited to, the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Controls

During the year ended December 31, 2025, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the names and positions of our current executive officers and directors as of April 1, 2026.

Name	Age	Position
George Furlan	70	Interim CEO, Director
Eric Bruns	60	Board Chair, Independent Director
Dionne Pendleton	52	Independent Director, Secretary, Treasurer
Serge Knazev	51	President, Chief Operating Officer
Jeanene Morgan	69	Chief Financial Officer

Background of Executive Officers and Directors

Eric Bruns, Board Chairman, Independent Director

Eric Bruns was appointed as a Director of the Company on March 31, 2025. Mr. Bruns is a retired career Army officer with over 30 years of valiant service to the nation. He served as an Air Defense officer responsible for the implementation of warfare simulations programs. He retired as a Lieutenant Colonel after serving in Kitzingen Germany, Guantanamo Bay Cuba and exercises in Japan, receiving a Legion of Merit medal. Eric graduated from the United States Military Academy at West Point in 1988 with a BS in Engineering and completed an MBA from Mays Business School at Texas A&M University that he uses to continue a career in service to others.

Eric served as the Associate Director for the Events Division of the VHA Employee Education System (EES) in the Crystal City Facility where he addressed education needs for VHA clients. Mr. Bruns is currently the Executive Director of VHA Simulation Learning Evaluation, Assessment and Research Network (SimLEARN). VHA SimLEARN is the national simulation program for the largest healthcare system in the United States. With responsibilities covering 170 hospitals and over 350,000 employees, SimLEARN is dedicated to enhancing healthcare through simulation-based training, product testing, and technological evaluation. Eric leads SimLEARN utilizing cutting-edge technology in a controlled environment and offering healthcare professionals the opportunity to refine their diagnostic, procedural, and communication skills. He develops strategy for using simulation based clinical education products to drive the innovation of healthcare, making the VA a high reliability organization, ultimately leading to better patient outcomes for the total health care experience for America’s Veterans.

Dionne Pendleton, Independent Director, Treasurer, Secretary

Dionne Pendleton was appointed as a Director, Treasurer and Secretary of the Company on March 31, 2025. Ms. Pendleton has more than 20 years of experience in technology and intellectual property–related fields, with a focus on emerging technologies and innovation-related matters. She has contributed to the development and strengthening of governance frameworks and internal oversight processes, supporting organizational accountability and informed decision-making. Ms. Pendleton is an entrepreneur who has founded and operates a business, with hands-on experience in business formation and operational development. She has also held leadership and board roles in nonprofit and community organizations, where she has led initiatives focused on scholarship, mentorship, and cultural advancement.

Jeanene Morgan, Chief Financial Officer

Jeanene Morgan was appointed Chief Financial Officer of the Company effective January 1, 2026. Prior to that, from June 1, 2025, Ms. Morgan served as a Financial Controller of the Company. Ms. Morgan is an experienced finance executive and business owner with over thirty years of expertise in the public and private sectors. She has worked with multiple companies across various industries, bringing extensive experience in public company reporting, management, mergers and acquisitions, financial accounting, auditing, and up-listing to national exchanges. Prior to joining the Company, she founded and led J Morgan Consulting Inc., where she provided accounting and CFO services to clients in diverse sectors.

Ms. Morgan holds an MBA with a focus in International Management from the University of Dallas and a B.S. in Business Administration from Hawaii Pacific University.

She is also serving in a Financial Controller capacity alongside her CFO role, reporting directly to the Board of Directors.

Serge Knazev, President & Chief Operating Officer

Serge Knazev was appointed as a President & Chief Operating Officer of the Company on January 1, 2026. Mr. Knazev is an investor, entrepreneur and operating executive with more than two decades of experience in industrial and consumer products, international trade, brand development, manufacturing and supply-chain management. In his role, he oversees the Company’s day-to-day operations, strategic execution, and the integration and scaling of its operating subsidiaries.

Prior to assuming this role, Mr. Knazev held senior leadership positions across multiple international ventures focused on beverage brands, consumer and industrial products, and distribution platforms spanning North America, Europe, and Asia. His work has included the development, commercialization, and global distribution of branded consumer products, as well as the structuring of cross-border manufacturing and logistics networks.

At Sentient Brands, Mr. Knazev is responsible for operational strategy, manufacturing and supply-chain coordination, and the development of scalable commercial platforms supporting the Company’s portfolio of consumer and industrial brands.

Mr. Knazev holds a Ph.D. in Electronic Engineering from Riga Aviation University (RAU) and an MBA in Finance from New York University (NYU). He brings extensive experience in international business development, operational management, manufacturing and commercialization of consumer brands.

George Furlan, Interim Chief Executive Officer

George Furlan was appointed as the Company’s Interim Chief Executive Officer on March 31st, 2025. Prior to that he was appointed as Chief Operating Officer on December 26, 2019, and, on February 14, 2020, Mr. Furlan was appointed as the Company’s Interim Chief Executive Officer, Interim President, and Interim Chief Financial Officer, Interim Treasurer, and Interim Secretary. Additionally, on May 28, 2020, Mr. Furlan was appointed as a Director of the Company. On June 20, 2022, Mr. Furlan resigned as the Interim Chief Executive Officer, Interim President, Interim Chief Financial Officer, Interim Treasurer and Interim Secretary and as a director of the Company. Effective as of his June 20, 2022 resignation as interim executive officer and director, Mr. Furlan was no longer a member of the Board of Directors of the Company Mr. Furlan served as the Chief Operating Officer of the Company, which he has served since December 26, 2019. Mr. Furlan’s resignation as interim executive officer and director was not the result of any disagreements with management. Mr. Furlan was appointed as interim Chief Executive Officer and Director of the Company on March 31, 2025.

Mr. Furlan brings more than 20 years of experience in building and expanding early stage, mid-tier and global brands. In his role as CEO of the Company, Mr. Furlan is responsible for managing the day-to-day operations of the Company. Mr. Furlan has held senior positions with Hugo Boss and Versace. From 2014 to 2019, Mr. Furlan served as a Principal of GF Partners, Inc., a consulting service to fashion businesses. Prior to joining GF Partners, Inc. in 2014, Mr. Furlan served as president of NAHM Apparel, LLC, a women’s young designer fashion company, which was backed by Mr. Tommy Hilfiger. He built the organization’s infrastructure, guided the successful global launch and led sales and marketing efforts for U.S. and Canadian and global markets.

Officers are selected by the Board of Directors, subject to the terms of any employment agreement, to hold such office until an officer’s successor has been duly appointed and qualified, unless an officer sooner dies, resigns or is removed by the Board.

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

Composition of our Board of Directors

Our board of directors currently consists of three members. One of our three present directors, as well as our former director, is not considered independent. Our directors hold office until their successors have been elected and qualified or until the earlier of their death, resignation, or removal. There are no family relationships among any of our directors or executive officers.

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

Code of Ethics

The Company has a code of ethics that applies to all of the Company’s personnel, including its principal executive officer, principal financial officer and principal accounting officer, and the Board. A copy of this code is available in the Company’s Registration Statement on Form SB-2 filed with the SEC on April 17, 2006. The Company intends to disclose any changes in or waivers from its code of ethics by posting such information on its website or by filing a Form 8-K.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires Company’s directors, executive officers, and persons who beneficially own more than 10% of our common stock to file reports of ownership and changes in ownership with the SEC. Based solely on a review of Forms 3, 4, and 5 and amendments thereto furnished to the Company during or with respect to the fiscal year ended December 31, 2025, the Company believes that the following persons did not file required reports on a timely basis during fiscal year 2025:

●	John Doukas and Jelena Vadanjel-Doukas, together with their affiliated and controlled entities Adriatic Advisors, LLC, Grace Court Advisors, LLC, Principal Holdings Company, and Gateway Capital, LLC (collectively, the “Doukas Parties”), received 61,334 in bonuses and payment for services, totalling 615,952 shares, accounting for over 14.96% of all outstanding shares and failed to file Forms 3, 4 and 5;
●	None of the Directors and Offices filed Forms 3, 4 and 5 in 2025;

ITEM 11. EXECUTIVE COMPENSATION

Executive Officers’ Compensation

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by the Company during the fiscal years ended December 31, 2025 and December 31, 2024, in all capacities for the accounts of our executive officers.

	Fiscal	Salary	Stock Award	Option Award	Non-Equity Incentive Plan Compensation	Change in Pension Value and Non-Qualified Pension Value Deferred Compensation Earnings	All Other Compensation	Total
	Year	($)	($)	($)	($)	($)	($)	($)
Dante Jones	2024	-	50,000	-	-	-	-	50,000
Former CEO	2025	-	-	-	-	-	-	-

George Furlan	2024	84,000	72,345	-	-	-	-	156,345
Former COO; CEO	2025	84,000	80,000	-	-	-	-	164,000

Jeanene Morgan	2024	-	-	-	-	-	-	-
CFO	2025	11,000	-	-	-	-	-	11,000

Outstanding Equity Awards at Fiscal Year-End Table

The Company issued the following equity awards during the year ended December 31, 2025:

On March 11, 2025, the Company issued George Furlan 66,667 shares as a bonus for work on acquisitions.

At various times during the year, Mr. Furlan accepted 137,000 shares in full release of prior compensation.

Employment Agreements

None.

Grants of Plan Based Awards

We did not make any plan-based equity or non-equity awards grants to named executives during the years ended December 31, 2025 and 2024.

Option Exercises

There were no options exercised by our named officers during the years ended December 31, 2025 and 2024.

Compensation of Directors

We have two non-executive directors. Our independent directors earned nominal compensation of $9,000 each accrued but unpaid for the year ended December 31, 2025 and no compensation for the year ended December 31, 2024.

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

Executive Compensation Philosophy

Our Board of Directors determines the compensation given to our executive officers in their sole determination. Our Board of Directors reserves the right to pay our executives or any future executives a salary, and/or issue them shares of common stock issued in consideration for services rendered and/or to award incentive bonuses which are linked to our performance, as well as to the individual executive officer’s performance. This package may also include long-term stock-based compensation to certain executives, which is intended to align the performance of our executives with our long-term business strategies. Additionally, while our Board of Directors has not granted any performance based stock options to date, the Board of Directors reserves the right to grant such options in the future, if the Board in its sole determination believes such grants would be in the best interests of the Company.

Incentive Bonus

The Board of Directors may grant incentive bonuses to our executive officers and/or future executive officers in its sole discretion, if the Board of Directors believes such bonuses are in the Company’s best interest, after analyzing our current business objectives and growth, if any, and the amount of revenue the Company is able to generate each quarter, which revenue is a direct result of the actions and ability of such executives.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information, as of December 31, 2025, with respect to the beneficial ownership of the outstanding common stock by (i) any holder of more than five (5%) percent; (ii) each of the Company’s executive officers and directors; and (iii) the Company’s directors and executive officers as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned.

Name of Beneficial Owner (1)	Common Stock Beneficially Owned (9)(12)	Percentage of Common Stock (2)

Officers and Directors
George Furlan * (3)	383,669	9.32%
Dante Jones * (4)	75,460	1.83
Serge Knazev * (10)	58,546	1.42
Jeanene Morgan *	0	0.00
Eric Bruns *	0	0.00
Dionne Pendleton * (11)	0	0
All officers and directors as a group (6 persons)	517,675	12.57

5% Stockholders
Pure Energy 714 LLC (8)	516,905	12.55
Adriatic Advisors (6)	235,249	5.71
Principal Holdings Company (5)	289,740	7.04
Grace Court Advisors	90,963	2.21
James Mansour (7)	224,295	5.45

*	Officer and/or director of the Company

(1)	Except as otherwise indicated, the address of each beneficial owner is c/o Sentient Brands Holdings Inc., 30 N Gould St, Ste 61963, Sheridan, WY, 82801.

(2)	Applicable percentage ownership is based on 4,117,228 shares of common stock outstanding as of December 31, 2025 together with securities exercisable or convertible into shares of common stock within 60 days of December 31, 2025 for each stockholder. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of April 15, 2026 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(3)	On December 26, 2019, the Company and George Furlan entered into a Restricted Stock Purchase Agreement pursuant to which the George Furlan purchased from the Company an aggregate of 23,947 restricted shares of common stock (the “Furlan Shares”) at $0.3558 per share, subject to vesting, in consideration of an aggregate purchase price of $8,520.26. All of the Furlan Shares have vested. On March 11, 2025, the Company issued George Furlan 66,667 shares as a bonus for work on acquisitions. At various times during the year, Mr. Furlan accepted 137,000 shares in full release of prior compensation.

(4)	Dante Jones received 3,637 shares of common stock of the Company in connection with the Agreement and Plan of Reorganization entered into and closed between the Company and Jaguaring Company, d/b/a Cannavolve, on February 14, 2020. On January 5, 2023, the Company issued 16,667 shares of common stock to Mr. Jones in consideration of his appointment as the Interim Chief Executive Officer, Interim President, Interim Chief Financial Officer, Interim Treasurer and Interim Secretary of the Company.

(5)	Principal Holdings Company is owned and controlled by Jelena Vadanjel-Doukas and John Doukas. Jelana Vadanjel-Doukas and John Doukas also own and control Grace Court Advisors who hold 90,963 shares, 2.1%. Total owned by these parties is 615,952 shares, 14.96%.

(6)	Adriatic Advisors LLC is owned and controlled by Jelena Vadanjel-Doukas and John Doukas. Jelana Vadanjel-Doukas and John Doukas also own and control Grace Court Advisors who hold 90,963 shares, 2.1%. Total owned by these parties is 615,952 shares, 14.96%.

(7)	On January 8, 2020, the Company entered into an Executive Consulting Agreement (the “Mansour Agreement”) with James Mansour pursuant to which Mr. Mansour was appointed as an Executive Consultant. Concurrently with the Mansour Agreement, the Company and Mr. Mansour entered into a into a Restricted Stock Agreement (the “RPSA”) to purchase 23,947 shares of the Company’s common stock at a purchase price of $0.3558 per share (the “Mansour Shares”), subject to vesting as follows: 11,973 Mansour Shares vested upon execution of the agreement and the remaining 11,974 Mansour Shares were to vest quarterly at 1,000 shares at the end of each quarter. On June 3, 2022, Mr. Mansour and the Company mutually terminated the Mansour Agreement (the “Mansour Agreement Termination”). As a result of the Mansour Agreement Termination, and pursuant to the terms of the RPSA, no unvested Mansour Shares vested to Mr. Mansour subsequent to the Mansour Agreement Termination. Accordingly, the vesting of Mansour Shares ceased as of the date of the Mansour Agreement Termination, resulting in a total of 20,954 vested Mansour Shares as of the date of the Mansour Agreement Termination. In addition, on November 21, 2022, the Board of Directors of the Company terminated James Mansour as the Chief Marketing Officer of the Company.

(8)	Pure Energy 714 LLC is owned and controlled by Louis Sorrentino.

(9)	On March 2, 2021, the Company effected a 7 for 1 (7:1) Forward Recapitalization of its issued and outstanding shares of common stock. All shares of common stock reflected in the above table are accounted for on a post-Forward Recapitalization basis.

(10)	Over the course of 12 months Serge Knazev purchased 58,546 shares on the open market.

(11)	Dionne Pendleton has controlling interest in SNBH Holdings Inc., owner of 1,000,000 shares of Preferred Series B shares. These shares have voting rights equal to 51% of the outstanding common stock in the event of any action requiring a vote of the shareholders, however, the shares are not convertible into shares of common stock.

(12)	On January 2, 2026, the Company executed a 1 for 30 (1:30) Reverse Recapitalization. All shares on this table are reflected post Reverse Recapitalization.

No Director, executive officer, affiliate or any owner of record or beneficial owner of more than 5% of any class of voting securities of the Company is a party adverse to the Company or has a material interest adverse to the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The following includes a summary of transactions since the beginning of the 2025 fiscal year, or any currently proposed transaction, in which the Company was or is to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of their total assets at year-end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest (other than compensation described under “Executive Compensation”). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

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

Director Independence

Our Board of Directors has undertaken a review of its composition and the independence of each director. Based on the review of each director’s background, employment and affiliations, including family relationships, the Board of Directors has determined that there are two “independent directors” under the rules and regulations of the SEC.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Victor Mokuolu, CPA LLC served as our independent auditor beginning with the third quarter of 2022. The Company engaged Cathedral CPAs and Advisors as its independent auditor as of December 19, 2025.

The following is a summary of the fees billed to the Company for professional services rendered for the fiscal years ended December 31, 2025 and 2024.

	2025	2024
Audit Fees - Victor Mokuolu, CPA LLC	$31,000	$19,000
Audit Fees - Cathedral CPAs and Advisors	25,000	—
Audit Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Totals	$56,000	$19,000

AUDIT FEES. Consists of fees billed for professional services rendered for the audit of the Company’s consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services in connection with statutory and regulatory filings or engagements.

AUDIT-RELATED FEES. Consists of fees billed for preparation of consolidated financial statements and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements and are not reported under “Audit Fees.”

TAX FEES. Consists of fees billed for professional services for tax compliance, tax advice and tax planning.

ALL OTHER FEES. Consists of fees for products and services other than the services reported above. There were no management consulting services provided in fiscal 2025 or 2024.

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

ITEM 15. EXHIBITS

Exhibit No.	Exhibit Description

2.1	Reorganization Agreement between Intelligent Buying Inc. and Jaguaring Company d/b/a Cannavolve, and the Cannavolve shareholders listed in the agreement, dated March 13, 2019 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 19, 2019).

2.2	Amended Reorganization Agreement between Intelligent Buying Inc. and Jaguaring Company d/b/a Cannavolve and the Cannavolve shareholders listed in the agreement, dated April 27, 2019 (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 6, 2019).

2.3	Amendment No. 1 to Reorganization Agreement between Intelligent Buying Inc. and Jaguaring Company d/b/a Cannavolve, and the Cannavolve shareholders listed in the agreement, dated April 27, 2019 (incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed with the SEC on May, 6 2019).

2.4	Second Amended Agreement and Plan of Reorganization between Intelligent Buying Inc. and Jaguaring Company d/b/a Cannavolve Holdings, the Cannavolve Shareholders listed in the agreement dated January 2, 2020 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 8, 2020).

2.5	Termination Agreement of the Reorganization between Intelligent Buying Inc. and Jaguaring Company d/b/a Cannavolve Holdings, the Cannavolve Shareholders listed in the agreement dated February 12, 2020. (Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 14, 2020).

2.6	Agreement and Plan of Reorganization by and among Intelligent Buying Inc., Jaguaring Company d/b/a Cannavolve Holdings and the Cannavolve Shareholders listed in the agreement dated February 14, 2020. (Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 14, 2020).

2.7	Form of Agreement and Plan of Merger by and among Sentient Brands Holdings Inc., a California corporation, and Sentient Brands Holdings Inc., a Nevada corporation, dated January 28, 2021.

3.1	Articles of Incorporation of Intelligent Buying Inc. and Certificate of Amendment of Articles of Incorporation of Intelligent Buying, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form SB-2 filed with the SEC on April 17, 2006).

3.2	Bylaws of Intelligent Buying, Inc. (Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 14, 2020).

3.3	Certificate of Determination for Series A Convertible Preferred Stock of Intelligent Buying, Inc. (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form SB-2 filed with the SEC on April 17, 2006).

3.4	Certificate of Determination for Series B Preferred Stock of Intelligent Buying, Inc. (Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 14, 2020).

3.5	Certificate of Amendment of Articles of Incorporation of Intelligent Buying Inc., a California corporation. (Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on March 3, 2021).

3.6	Articles of Incorporation of Sentient Brands Holdings Inc., a Nevada corporation. (Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on March 3, 2021).

3.7	Bylaws of Sentient Brands Holdings Inc., a Nevada corporation. (Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on March 3, 2021).

3.8	Amendment to Articles of Incorporation effecting a change in capitalization (1-for-30 exchange), filed with Nevada on October 30, 2025, and incorporated by reference to the Form 10K filed on April 15, 2026.

4.1	Form of 10% Promissory Note of Intelligent Buying, Inc. issued to an accredited investor dated December 2, 2020.

4.2	Form of Securities Purchase Agreement by and among Intelligent Buying, Inc. and an accredited investor dated December 2, 2020.

4.3	Form of Stock Purchase Warrant of Intelligent Buying, Inc. issued to an accredited investor dated December 2, 2020.

4.4	Form of Stock Pledge Agreement issued by an affiliate of Intelligent Buying, Inc. to an accredited investor dated December 2, 2020.

4.5	Form of 10% Convertible Debenture of Intelligent Buying, Inc. issued to an accredited investor dated December 3, 2020

4.6	Form of Securities Purchase Agreement by and among Intelligent Buying, Inc. and an accredited investor dated December 3, 2020.

4.7	Form of Stock Purchase Warrant of Intelligent Buying, Inc. issued to an accredited investor dated December 3, 2020.

4.8	Form of Securities Purchase Agreement. (Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on May 3, 2021).

4.9	Form of Senior Secured Convertible Promissory Note. (Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on May 3, 2021).

4.10	Form of Common Share Purchase Warrant. (Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on May 3, 2021).

4.11	Form of Pledge and Security Agreement. (Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on May 3, 2021).

4.12	Form of 18% Promissory Note of Sentient Brands Holdings Inc. issued to an accredited investor dated September 23, 2021. (Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on November 22, 2021).

4.13	Form of Securities Purchase Agreement by and among Sentient Brands Holdings Inc. and an accredited investor dated November 18, 2021. (Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on November 22, 2021).

4.14	Form of Senior Secured Convertible Promissory Note issued to an accredited investor dated November 18, 2021. (Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on November 22, 2021).

4.15	Form of Common Share Purchase Warrant issued to an accredited investor dated November 18, 2021. (Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on November 22, 2021).

4.16	Form of Pledge and Security Agreement by and among Sentient Brands Holdings Inc. and an accredited dated November 18, 2021. (Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on November 22, 2021).

4.17	Settlement Agreement and Release by and among Sentient Brands Holdings Inc., and Anthony L.G., PLLC and Laura Anthony, Esq. dated August 16, 2022 (Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on August 22, 2022).

4.18	Sentient Brands Holdings Inc. 2022 Equity Incentive Plan (incorporated by reference to Exhibit 99.1 on Form S-8 (File No. 333-266997) filed on August 19, 2022).

4.19	Extension Agreement by and among Sentient Brands Holdings Inc. and an accredited investor dated August 19, 2022 (Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on August 22, 2022).

4.20	Form of Common Share Purchase Warrant issued to an accredited investor dated August 19, 2022 (Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on August 22, 2022).

4.21	Form of Agreement by and among Sentient Brands Holdings Inc. and an accredited investor dated August 19, 2022 (Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on August 22, 2022).

4.22	Sentient Brands Holdings, Inc. 2026 Employee Benefit Plan, dated January 20, 2026 (Incorporated by reference to Form S-8 filed with the Securities and Exchange Commission on February 2, 2026).

10.1	Convertible Promissory Note of Intelligent Buying Inc. issued to PureEnergy714 LLC 2019 (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 19, 2019).

10.2	Convertible Promissory Note issued by Jaguaring, Inc. d/b/a Cannavolve (incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed with the SEC on March 19, 2019).

10.3	Form of Subscription Agreement for Rule 506 Offering. (Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 14, 2020).

10.4	Executive Consulting Agreement between Intelligent Buying, Inc. and James Mansour dated January 8, 2020. (Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 14, 2020).

10.5	Employment Agreement between Intelligent Buying, Inc. and George V. Furlan dated December 2019. (Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 14, 2020).

10.6	Independent Contractor Agreement between Jaguaring Inc. d/b/a Cannavolve and Dante Jones dated May 1, 2019. (Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 14, 2020).

10.7	Office Agreement for Jaguaring Inc. d/b/a Cannavolve dated May 23, 2018. (Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 14, 2020).

10.8	Promissory Note issued by Jaguaring Inc. d/b/a Cannavolve dated June 6, 2019. (Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 14, 2020).

10.9	Employment Agreement between Intelligent Buying, Inc. and Gregg Templeton dated February 28, 2019. (Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 14, 2020).

10.10	Promissory Note issued by Jaguaring Inc. d/b/a Cannavolve dated June 11, 2019. (Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 14, 2020).

10.11	Restricted Stock Purchase Agreement between Intelligent Buying, Inc. and James Mansour.

10.12	Restricted Stock Purchase Agreement between Intelligent Buying, Inc. and George Furlan. (Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 14, 2020).

10.13	Share Exchange Agreement dated as of May 28, 2020 by and among Intelligent Buying Inc., and the shareholders of Jaguaring Company d/b/a Cannavolve Holdings. (Incorporated by reference to the Form 10-K Annual Report filed with the Securities and Exchange Commission on May 29, 2020).

10.14	Share Exchange Agreement dated as of April 10, 2025 by and among Sentient Brands Holdings, Inc., AIG-F&B, Inc. and the owners of AIG. (Incorporated by reference to the Form 8-KA5 filed with the Securities and Exchange Commission on April 11, 2025).

10.15	Share Exchange Agreement dated as of July 5, 2025 by and among Sentient Brands Holdings, Inc. and AENV and the owners of AEFL (Incorporated by reference to the Form 8K/A6 filed with the Securities and Exchange Commission on July 9, 2025).

10.16	Share Exchange Agreement dated September 30, 2025, by and among Sentient Brands Holdings, INc., Wyoming Bears, Inc, and the minority shareholders of Wyoming Bears, Inc., dated as of September 30, 2025 (Incorporated by reference to the Form 8K/A6 filed with the Securities and Exchange Commission on October 3, 2025).

10.17	Bill of Sale dated September 30, 2025, by and among Sentient Brands Holdings Inc., Aqua Emergency, Inc. (Nevada), and Aqua Emergency, Inc.(Florida), dated September 30, 2025 (Incorporated by reference to the Form 8K filed with the Securities and Exchange Commission on October 3, 2025).

10.18	Board of Directors Resolution dated December 31, 2025, approving change to contracts and change of Auditors (Incorporated by reference to the Form 8K filed with the Securities and Exchange Commission on January 5, 2026).

10.18.1	Addendum No.1 to Share Exchange Agreement dated December 31, 2025, effective February 20, 2026 (Incorporated by reference to Form 8K filed with the Securities and Exchange Commission on February 23, 2026).

14.1	Code of Ethics of Intelligent Buying, Inc. (incorporated by reference to Exhibit 14.1 to the Company’s Registration Statement on Form SB-2 filed with the SEC on April 17, 2006).

16.1	Letter from Boyle CPA, LLC (Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on November 18, 2022).

16.2	Letter received from the auditor Victor Mokuolu, CPA, PLLC (Incorporated by reference to Form 8K/A1 filed with the securities and Exchange commission on January 26, 2026).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer & Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sentient Brands Holdings Inc.

Dated: April 15, 2026	By:	/s/ George Furlan
George Furlan
Chief Executive Officer and Director
(Principal Executive Officer)

POWER OF ATTORNEY

Know all persons by these presents that each individual whose signature appears below constitutes and appoints George Furlan, our Chief Executive Officer as a true and lawful attorney-in-fact and agent, with full power of substitution and re-substitution, for him and in his name, place and stead, in any and all capacities, to (i) act on, sign and file with the Securities and Exchange Commission any and all amendments to this Report together with all schedules and exhibits thereto, (ii) act on, sign and file with the Securities and Exchange Commission any and all exhibits to this Report and any and all exhibits and schedules thereto, (iii) act on, sign and file any and all such certificates, notices, communications, reports, instruments, agreements and other documents as may be necessary or appropriate in connection therewith and (iv) take any and all such actions which may be necessary or appropriate in connection therewith, granting unto such agent, proxy and attorney-in-fact, full power and authority to do and perform each and every act and thing necessary or appropriate to be done, as fully for all intents and purposes as he might or could do in person, and hereby approving, ratifying and confirming all that such agent, proxy and attorney-in-fact, or any of his or their substitute or substitutes may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ George Furlan	Chief Executive Officer and Director	April 15, 2026
George Furlan	(Principal Executive Officer, )

SENTIENT BRANDS HOLDINGS INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
For the year ended December 31, 2025 and 2024

925 977 4000 INFO@CATHEDRALCPAS.COM 2300 CONTRA COSTA BLVD. SUITE 425, PLEASANT HILL, CA 94523

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Sentient Brands Holdings Inc. and Subsidiaries

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Sentient Brands Holdings Inc. and Subsidiaries (the Company) as of December 31, 2025, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the 2025 consolidated financial statements present fairly, in all material respects, the consolidated financial position of Sentient Brands Holdings Inc. and Subsidiaries as of December 31, 2025, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The consolidated financial statements of the Company as of December 31, 2024, before the adjustments described in Note 2, were audited by other auditors whose report, dated April 15, 2025, expressed an unqualified opinion on those statements.

We also have audited the adjustments described in Note 2 that were applied to restate the 2024 consolidated financial statements to correct an error. In our opinion, such adjustments are appropriate and have been properly applied. We were not engaged to audit, review, or apply any procedures to the 2024 consolidated financial statements of the Company other than with respect to the adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2024 consolidated financial statements taken as a whole.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 4. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which they relate.

Accounting for Acquisition Transactions, Valuation of Acquired Assets and Contingent Consideration

Critical Audit Matter Description

As described in Notes 1, 3, and 9 to the consolidated financial statements, the Company completed acquisition transactions during 2025 that were material to the consolidated financial statements. These transactions required management to determine the appropriate accounting treatment, including whether the acquired assets met the definition of a business under ASC 805, Business Combinations, identifying the assets acquired, and estimating the fair value of acquired assets and liabilities assumed, including intangible assets acquired and contingent consideration arrangements.

How We Addressed the Matter in Our Audit

The primary procedures we performed to address this matter included evaluating management’s assessment of whether the acquisitions met the definition of a business under ASC 805 and testing the completeness and accuracy of the data used in the Company’s valuation analyses. We involved valuation specialists to assist in assessing the valuation methodologies and the reasonableness of significant assumptions used by management. We also evaluated the adequacy of the related disclosures in the consolidated financial statements.

/s/ Cathedral CPAs & Advisors, LLP

Auditor Firm ID: 5732

Pleasant Hill, California

April 15, 2026

We have served as the Company’s auditor since 2025.

SENTIENT BRANDS HOLDINGS INC.

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2025	2024
ASSETS
CURRENT ASSETS
Cash	$29,011	$3,432
Accounts receivable	423,138	-
Prepaid expenses	51,980	-
Prepaid fulfillment costs	292,657	-
TOTAL CURRENT ASSETS	796,786	3,432

Fixed assets (net)	97,106	19,865
Intangible assets (net)	1,167,872	-
Goodwill	532,473	-
TOTAL ASSETS	$2,594,237	$23,297

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$407,911	$443,135
Short-term loans payable	123,098	-
Notes payable	41,250	544,691
Convertible notes payable	715,789	809,047
Accrued interest	726,500	731,220
Derivative liability	44,496	143,149
Common stock subscription	-	85,000
Acquisition credits payable	2,640,712	-
TOTAL CURRENT LIABILITIES	4,699,756	2,756,242
TOTAL LIABILITIES	4,699,756	2,756,242

STOCKHOLDERS’ DEFICIT
Preferred Stock - Par Value of $0.001;
25,000,000 shares authorized; 1,000,000 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	1,000	1,000
Common Stock - Par Value of $0.001; 500,000,000 shares authorized; 4,117,228 and 2,364,018 shares issued and outstanding as of December 31, 2025 and December 31, 2024	4,117	2,364
Common stock subscription	71,000	68,054
Additional paid-in capital	4,151,258	2,326,954
Accumulated deficit	(6,332,894)	(5,131,317)
TOTAL STOCKHOLDERS’ DEFICIT	(2,105,519)	(2,732,945)
TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$2,594,237	$23,297

The accompanying notes are an integral part of these consolidated financial statements.

SENTIENT BRANDS HOLDINGS INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended December 31,
	2025	2024

Sales	$701,463	$-
Cost of sales (includes inventory impairment)	509,026	153,155

Gross profit (loss)	192,437	(153,155)

Operating expenses:
Advertising and marketing	7,374	900
General and administrative	99,664	15,560
Legal and professional	605,795	557,408
Management fees	497,345	217,810

TOTAL OPERATING EXPENSES	1,210,178	791,678

LOSS FROM OPERATIONS	(1,017,741)	(944,833)

Other Income (Expenses)
Derivative gain (Loss), net	98,653	381,246
Settlement of legal claims	15,000	-
Total other income, net	113,653	381,246

Interest expense	(297,489)	(341,037)
Total other expenses	(297,489)	(341,037)
Total Other Income (Expense), net	(183,836)	40,209

NET LOSS	$(1,201,577)	$(904,624)

NET LOSS PER COMMON SHARE - BASIC AND DILUTED	$(0.32)	$(0.38)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	3,713,659	2,364,018

The accompanying notes are an integral part of these consolidated financial statements.

SENTIENT BRANDS HOLDINGS INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

December 31, 2025	Common Stock		Preferred Stock		Common Stock	Paid in	Accumulated
	Shares	Amount	Shares	Amount	Subscription	Capital	Deficit	Total
Balance - December 31, 2024	2,364,018	$2,364	1,000,000	$1,000	$68,054	$2,326,954	$(5,131,317)	$(2,732,945)
Common stock issued in settlement of accounts payable	56,667	57	-	-	-	84,943	-	85,000
Common shares issued for cash	33,334	33	-	-	-	49,967	-	50,000
Common stock issued for converted debt and accrued interest	109,068	109	-	-	(68,054)	67,945	-	-
Common stock issued for services	465,000	465	-	-	-	681,380	-	681,845
Conversion of debt and accrued interest into common stock	1,089,141	1,089	-	-	-	939,069	-	940,158
Common stock sold to investor		-	-	-	6,000	-	-	6,000
Common stock sold to investors not issued		-	-	-	65,000	-	-	65,000
Return expired preferred shares to treasury		-	(1,000,000)	(1,000)	-	1,000	-	-
Issuance of preferred stock for service		-	1,000,000	1,000	-	-	-	1,000
Net loss for the year	-	-	-	-	-	-	(1,201,577)	(1,201,577)

Balances December 31, 2025	4,117,228	$4,117	1,000,000	$1,000	$71,000	$4,151,258	$(6,332,894)	$(2,105,519)

December 31, 2024	Common Stock		Preferred Stock		Common Stock	Paid in	Accumulated
	Shares	Amount	Shares	Amount	Subscription	Capital	Deficit	Total
Balance - December 31, 2023	1,871,351	$1,871	1,000,000	$1,000	$-	$1,596,699	$(4,226,693)	$(2,627,123)
Common stock issued for services	180,000	180	-	-	-	380,671	-	380,851
Common stock issued in settlement of accounts payable	26,667	27	-	-	-	24,573	-	24,600
Common Stock sold to investors	286,000	286	-	-	-	325,011	-	325,297
Conversion of note payable and accrued interest into common stock	-	-	-	-	68,054	-	-	68,054
Subscription payable	-	-	-	-	-	-	-	-
Net loss for the year	-	-	-	-	-	-	(904,624)	(904,624)

Balances December 31, 2024	2,364,018	$2,364	1,000,000	$1,000	$68,054	$2,326,954	$(5,131,317)	$(2,732,945)

The accompanying notes are an integral part of these consolidated financial statements.

SENTIENT BRANDS HOLDINGS INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended
	December 31,
	2025	2024
OPERATING ACTIVITIES:
Net loss	$(1,201,577)	$(904,624)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation & amortization expenses	28,276	3,878
Interest Expense	297,489	341,037
Derivative Gain (Loss)	(98,653)	(381,246)
Share based compensation/shares issued for services	682,845	380,851
Changes in operating assets and liabilities:
Accounts receivable	(161,480)	-
Inventory	-	150,000
Prepaid expenses	133,657	8,453
Prepaid fulfillment costs	(9,206)	(38,404)
Accounts payable and accrued expenses	104,776	37,337
NET CASH USED IN OPERATING ACTIVITIES	(223,873)	(402,718)

INVESTMENT ACTIVITIES:
Purchase of fixed assets	(10,048)	-
Purchase of intangible assets	(25,848)	-
NET CASH USED IN INVESTMENT ACTIVITIES	(35,896)	-

FINANCING ACTIVITIES:
Net proceeds from sale of common stock	50,000	325,297
Net proceeds from sale of common stock not yet issued	71,000	68,054
Proceeds from short term loans	164,348	11,500
NET CASH PROVIDED BY FINANCING ACTIVITIES	285,348	404,851
INCREASE IN CASH	25,579	2,133

CASH-BEGINNING OF YEAR	3,432	1,299
CASH-END OF YEAR	$29,011	$3,432
Supplemental disclosures of cash flow information
information:
Cash paid during the year for:
Interest	$-	$79,950
Taxes	-	-
	$-	$79,950
Supplemental disclosure of non-cash investing and financing activity:
Shares issued for settlement of common stock subscribed	$85,000	$68,054
Acquisition credits for AIG F&B	595,440	-
Acquisition credits issued for AIG and Aqua Emergency (NV)	1,905,272	-
Acquisition credits issued for extinguishment of accounts payable	140,000	-
Shares issued for converted debt and interest	940,158	-
Shares issued for services	$370,283	$-

Supplemental disclosure of non-cash operating and financing activity:
Shares issued for settlement of accounts payable	$682,845	$24,600

The accompanying notes are an integral part of these consolidated financial statements

SENTIENT BRANDS HOLDINGS INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the year ended December 31, 2025 and 2024

NOTE 1. ORGANIZATION AND NATURE OF OPERATIONS

Business description

SENTIENT BRANDS HOLDINGS INC. (SNBH) is a next-generation brand platform focused on the acquisition, development, and commercialization of premium and functional consumer packaged goods (CPG), with an emphasis on wellness, sustainability, and emergency preparedness.

Nature of Operations and Principal Products/Channels

The Company’s core operations are conducted through its consolidated subsidiaries, which manage manufacturing and distribution across omnichannel platforms including e-commerce, retail/wholesale, government procurement contracts, and international export. Key consolidated subsidiaries and their products include:

●	AIG-F&B, Inc. (AIGFB): Serves as the manufacturing and distribution platform for food, beverage, and wellness CPG products, such as the heritage natural soda Original New York Seltzer and the vodka brand Arctic Frost.

●	Aqua Emergency, Inc. (AE NV): A specialized manufacturer and distributor of emergency water and meals-ready-to-eat (MREs), holding the exclusive license for American Red Cross® Licensed Products.

●	The product portfolio also includes the European wine, food, and beverage brand Burlone.

2025 Acquisitions

The strategic acquisitions of AIGFB (May 2025) and AE NV (July 2025) fundamentally changed the operating business by moving the focus from incorporation history to active commerce. These transactions provided the necessary manufacturing infrastructure, distribution relationships, and brand rights, enabling the Company to generate its first consolidated operating revenues and resulting in a net profit contribution that decreased the overall net loss for 2025.

Company History

On May 12, 2025, the Company, through its wholly-owned subsidiary AIGFB, Inc., acquired Assets totaling $595,440 from American Industrial Group, Inc. (“AIG”). In consideration for the assets received, SNBH issued $595,440 of Acquisition Credits Payable as defined in the Share Exchange Agreement between the Company and AIG. The Company acquired machinery and equipment of $77,044, inventory for sale of $283,452 and accounts receivable and other assets of $234,944.

On July 5, 2025, the Company acquired a 51% interest in AE NV in exchange for $1,905,272 of Acquisition Credits Payable as defined in the Share Exchange Agreement between the Company and AE NV. Assets acquired include accounts receivable of $200,659, a perpetual license for intellectual property of $1,150,000, prepaid assets of $22,140 and goodwill of $532,473. On December 31, 2025, the Company acquired the remaining 49% in exchange for increasing an earn-out participation in the related Acquisition Credits Payable from 51% to 100%, and is currently a wholly-owned subsidiary. There was no additional consideration.

On September 30, 2025, the Company entered into a share exchange agreement to acquire a majority interest in Wyoming Bears, Inc. (WYB). WYB is a California-based specialized distributor of consumer packaged goods (CPG) and supplies c-stores, big box retailers both domestically and internationally. It distributes such brands as Original New York Seltzer, Burlone, Bear Springs, and Arctic Frost. The Company and WYB executed an extension of the share exchange agreement to January 1, 2026. As a result of the effective date extension, the Company did not obtain control of WYB’s business. Therefore, the Company did not include the financial results in the accompanying consolidated financial statements.

Effective January 1, 2026, the Company executed a reverse recapitalization of 1 for 30 of the existing common stock (the “Reverse Recapitalization”).

All share and per share information have been adjusted to reflect this Reverse Recapitalization for the two years ended December 31, 2025.

Basis of Presentation

Our consolidated financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the SEC’s requirement for Smaller Reporting Companies (SRC). The Company has applied the scaled disclosures provisions available to SRC’s for the two years ended December 31, 2025 and 2024. We have summarized our most significant accounting policies.

NOTE 2. RESTATEMENTS

The Results of Operations and the respective consolidated Financial Statements for 2024 and the first two quarters of 2025 have been restated. The restatement of previously issued financial statements resulted from errors and omissions related to record keeping, accounting, management operations, debt and equity arrangements which indicated a failure in the design or operation of certain controls. Specifically:

There was an impairment adjustment in the Cost of Sales of $150,000 for the year December 31, 2024 for unsaleable inventory recorded previously as a General and Administrative Expense.

There was a change in calculation of interest expense related to the existing Note Payable to compound interest as specified in the note documents versus simple interest recorded by the Company. This change in calculation resulted in $138,204 and $86,239 of additional interest expense for the years December 31, 2025 and 2024, respectively. There was also a $41,836 in additional interest adjusted to Accumulated Deficit as of December 31, 2023.

It was discovered that the derivative value of the embedded conversion of one feature of a convertible note payable and three warrant grants were not recognized in the years of 2021 through 2025. This resulted in an adjustment to the Accumulated Deficit as of December 31, 2023 of $524,395 with the offsetting increase of current liabilities. There was also a derivative gain of $381,246 recorded in the year ended December 31, 2024.

The Company adjusted the accrued expenses with an offsetting entry to Accumulated Deficit as of December 31, 2023 of $129,500 for CEO compensation not recorded in 2021-2023 in accordance with an employment agreement dated about December 26, 2019 and $54,500 in the year ended December 31, 2024. The total of $184,000 had not been accrued during the contract period as management fees. The total amount was satisfied in full through the issuance of 122,667 shares of common stock on February 22, 2026.

NOTE 3. SUMMARY SIGNIFICANT ACCOUNTING POLICIES

Uses of estimates in the preparation of financial statements

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of net revenue and expenses during each reporting period. Actual results could differ from those estimates.

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

Stock-based compensation

In accordance with ASC No. 718, “Compensation – Stock Compensation”, the Company measures the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognizes the costs in the financial statements over the period during which employees are required to provide services.

During the second quarter of 2025 the Company issued stock bonuses to the former executives and consultants George Furlan, Stephen Spanos, Evan Costaldo and Jelena Vadanjel-Doukas and John Doukas (Adriatic Advisors, LLC, Grace Court Advisors, LLC, Principal Holding Company and Gateway Capital, LLC). These issuances were not approved or authorized by the new independent Board Of Directors and the Company believes were in breach of the terms of the Share Exchange Agreement with AIGFB. The Company is currently evaluating compliance and legitimacy of these issuances for the possible restitution back to the Company.

The Company issues common stock and other equity instruments for three primary purposes: (1) grants under its formal employee benefit plans, (2) shares issued directly for services rendered, and (3) shares issued to settle pre-existing liabilities.

●	Plan-Based Awards: Grants made under the Sentient Brands Holdings, Inc. Employee Benefit Plan (or any predecessor plan) are accounted for under ASC 718, “Share-Based Payment”, measured at fair value on the grant date and recognized as compensation expense over the requisite service period.
●	Shares for Services: Shares issued directly to employees and directors for services are also accounted for under ASC 718. Shares issued to non-employees and consultants for services are accounted for under ASC 505-50, “Equity—Equity-Based Payments to Non-Employees”, with the fair value measured at the earlier of the commitment date or the date performance is completed.
●	Debt/Payable Settlement: Shares issued in exchange for the extinguishment of debt, accrued interest, or accounts payable are measured at the fair value of the shares issued, or the fair value of the liability settled, whichever is more clearly determinable, with any difference recognized as a gain or loss on extinguishment of the liability, if any.

Fair value of financial instruments

The Company values its financial assets and liabilities on a recurring basis using the fair value hierarchy established in ASC 820, “Fair Value Measurements and Disclosures”.

ASC 820 describes three levels of inputs that may be used to measure fair value, as follows:

Level 1 input, which include quoted prices in active markets for identical assets or liabilities.

Level 2 inputs, which include observable inputs other than Level 1 inputs, such as quoted prices for similar assets or liabilities; quoted prices for identical or similar assets or liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the asset or liability; and

Level 3 inputs, which include unobservable inputs that are supported by no market activity that are significant to the fair value of the underlying asset or liability and that market participants would use. Level 3 assets and liabilities include those whose fair value measurements are determined using pricing models, discounted cash flow methodologies or similar valuation techniques, as well as significant management judgment or estimation.

The Company’s only financial liability measured at fair value on a recurring basis as of December 31, 2025, is the Acquisition Credits Payable (Contingent Consideration) associated with the acquisitions of AIGFB and AE NV This liability is classified as Level 3 within the fair value hierarchy because its valuation relies significantly on unobservable inputs and management judgment regarding future performance.

There were no other assets and liabilities measured using fair value measurements for the years ended December 31, 2025 and 2024.

Valuation Technique and Significant Assumptions (Level 3)

The fair value of the Acquisition Credits Payable is determined using a probability-weighted discounted cash flow (DCF) model. This technique projects the maximum potential earnout payments and discounts them back to the measurement date based on management’s estimate of the probability of achieving the performance milestones defined in the acquisition agreements.

Significant unobservable inputs used in the valuation model include:

●	Probability of Achievement: Management’s estimate (e.g., ranging from 50% to 90%) that the revenue and EBITDA milestones will be met over the multi-year earnout period.
●	Discount Rate: A market-based discount rate is applied to the probability-weighted cash flows to reflect the time value of money and the Company’s non-performance risk (e.g., 18% to 22%).
●	Projected Financial Results: Management’s forecast of the subsidiaries’ future revenue and EBITDA, which directly determines the magnitude of the contingent payment.

The following table presents a reconciliation of the beginning and ending balances of the Acquisition Credits Payable (Level 3 liability) for the year ended December 31, 2025:

Acquisition Credits Payable	Amount
Balance at January 1, 2025	$(0)
Initial Measurement upon Acquisition	$(2,500,712)
Issued in exchange for accounts payable	$(140,000)
Settlements or Payments	$(0)
Balance at December 31, 2025	$(2,640,712)

Changes in the fair value of the Acquisition Credits Payable are recorded in Other Income (Expense) in the accompanying consolidated statement of operations. For the year ended December 31, 2025, the Company recognized no change in fair value of the Acquisition Credits Payable.

Income Taxes

Income taxes are accounted for under ASC 740, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the consolidated financial statements or tax returns. Deferred taxes are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company evaluates the realizability of deferred tax assets and establishes a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company also recognizes the financial statement effects of uncertain tax positions when it is more likely than not that the position will be sustained upon examination.

Deferred Tax Assets and Liabilities

The significant components of our deferred tax assets and liabilities for the years ended December 31, 2025 and 2024, are as follows:

Due to the Company’s history of recurring net losses and accumulated deficit, as noted in the Going Concern section, management concluded that it is more likely than not that the deferred tax assets will not be realized. Accordingly, the Company recorded a full valuation allowance against its net deferred tax assets at December 31, 2025, and December 31, 2024.

Rate Reconciliation

The reconciliation of income tax expense (benefit) computed at the statutory federal income tax rate of 21% to the effective tax rate for the years ended December 31, 2025 and 2024, is as follows:

	2025	2024
Statutory federal rate	21.0%	21.0%
Permanent differences (non-deductible items)	$0	$0
State income taxes, net of federal benefit	$0	$0
Change in valuation allowance	$(21.0)%	$(21.0)%
Effective Income Tax Rate	0%	0%

Uncertain Tax Positions (ASU 2023-09 Evaluation)

The Company has evaluated all tax positions as required by ASC 740-10, “Accounting for Uncertainty in Income Taxes”. As of December 31, 2025 and 2024, the Company has concluded that there are no material uncertain tax positions that would require recognition or disclosure.

The Company is subject to income tax examinations for U.S. federal and state jurisdictions for the tax years generally open under the statute of limitations. This period is typically three years, or longer if a NOL carryforward was utilized. The Company’s tax years 2023 and forward remain open to examination by major taxing jurisdictions.

The tax effects of temporary differences that give rise to the Company’s net deferred tax asset as of December 31, 2025 and 2024 are as follows:

	December 31,	December 31,
	2025	2024
Net Operating Losses	$743,769	$553,798

Less: Valuation Allowance	$(743,769)	$(553,798)

The Company’s Net Operating Loss (NOL) carryforwards as of December 31, 2025, and 2024 were $3,541,757 and $2,637,133, respectively.

Segment Reporting

The Company has determined that it operates as a single operating segment and has one reportable segment. The Company determines its reportable segments based on the information regularly reviewed by the Chief Operating Officer (the Chief Operating Decision Maker, or CODM) for allocating resources and assessing performance. Following the 2025 acquisitions of AIGFB and AE NV, the CODM reviews the combined results of all consumer packaged goods activities as a consolidated whole, focusing on overall gross margin and operational efficiency across the integrated manufacturing and distribution platform. Consequently, the Company has determined that it operates as a single operating segment and, therefore, has one reportable segment.

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

Goodwill Accounting Policy

In accordance with U.S. GAAP, the Company recognizes goodwill as the excess of purchase consideration over the fair value of net identifiable assets acquired in a business combination. Under ASC 805, this includes specific recognition at the joint venture level for entities formed on or after January 1, 2025. While goodwill is not amortized, it is subject to an annual impairment test during the fourth quarter, or more frequently if triggering events occur, by comparing a reporting unit’s carrying value to its fair value and recognizing a loss for any excess.

As of December 31, 2025, the Company reported a total goodwill balance of $532,473.

Revenue Recognition Policy

The Company recognizes revenue in accordance with ASC 606, “Revenue Recognition”, using the standard five-step model, recording revenue on a gross basis when performance obligations are satisfied through the transfer of control. As the Principal for branded product sales, the Company maintains control over pricing and customer relationships, while prepayments are deferred as “advances from customers” until delivery occurs. Under its drop-ship model, fulfillment prepayments are recorded as assets (Prepaid Manufacturing and Fulfillment Deposits) until the services are consumed.

Accounts Receivable Allowance for Credit Losses Accounting Policy

Under ASC 326, the Company utilizes the Current Expected Credit Loss (CECL) model to recognize lifetime expected credit losses for its trade accounts receivable. The Company employs an aging-based methodology, calculating the total allowance by evaluating expected losses across specific aging buckets. This assessment covers all outstanding trade receivables while excluding intercompany and non-trade balances.

The Allowance for Credit Losses (ACL) is determined by weighing historical loss experience, current market conditions, such as customer payment behavior, and forward-looking economic forecasts. As of December 31, 2025, the Company reported an allowance balance of $0.00. This conclusion is supported by a 0.00% historical realized loss rate and a lack of adverse qualitative factors or concentration risks that would indicate a departure from historical performance.

Intangible Asset Accounting Policy

In accordance with ASC 805 and ASC 350, the Company recognizes intangible assets at fair value upon acquisition. Assets are classified as either definite-lived (e.g., customer relationships), which are amortized over their useful lives, or indefinite-lived (e.g., the Aqua Emergency License and trademarks), which are not amortized. All intangible assets are reviewed for impairment whenever triggering events suggest the carrying amount may not be recoverable, with recoverability assessed based on undiscounted future cash flows.

As of the annual testing date on October 1, 2025, management conducted both qualitative and quantitative assessments of its indefinite-lived assets. This included a specific review of the $1,150,000 Aqua Emergency License. Management concluded that no impairment existed, as the fair values of these assets remained consistently above their respective carrying amounts.

Fixed Asset and Depreciation Policy

The Company records fixed assets at cost or acquisition-date fair value and depreciates them using the straight-line method over their estimated useful lives. Long-lived assets are reviewed for impairment whenever circumstances suggest the carrying amount may not be recoverable, with losses recognized if the carrying value exceeds the asset’s fair value. Routine maintenance is expensed as incurred, while significant improvements that extend an asset’s life are capitalized.

Fixed asset activity in 2025 was primarily driven by strategic growth, including the acquisition of $77,044 in machinery and equipment through the AIGFB asset purchase and $35,896 in additional capital expenditures. Consequently, depreciation and amortization expense increased significantly to $28,276 for the fiscal year ended December 31, 2025, up from $3,878 in the prior year.

Recently Issued and Adopted Accounting Standards

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board or other standard setting bodies that may have an impact on the Company’s accounting and reporting. The Company believes that such recently issued accounting pronouncements and other authoritative guidance for which the effective date is in the future either will not have an impact on its accounting or reporting or that such impact will not be material to its financial position, results of operations, and cash flows when implemented, except as follows:

ASU 2024-04, Improvements to Accounting for Certain Convertible Instruments: This standard simplifies the accounting for instruments like the Company’s acquisition credits payable and convertible notes by eliminating specific separation models, which is expected to reduce future complexity and may result in a non-cash adjustment upon adoption in 2027.

ASU 2023-09, Improvements to Income Tax Disclosures, requires increased transparency regarding rate reconciliation and Net Operating Loss (NOL) carryforward categories. The Company continues to evaluate the enhanced disclosure requirements of this standard.

NOTE 4. GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred operating losses since inception and has an accumulated deficit of $6,332,894 and $5,131,317 as of December 31, 2025 and 2024, respectively. The Company has a working capital deficit of $3,902,970 and $2,752,810 at December 31, 2025 and 2024, respectively. Included in the working capital deficit for the year ended December 31, 2025 is $2,640,712 in Acquisition Credits Payable issued for the acquisition of the subsidiaries AIGFB & AE NV, in the amount of $2,500,712, with an additional issuance of $140,000 in exchange for a reduction in accounts payable. The Company currently has limited liquidity and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. These factors among others, raises substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that may result from the outcome of these uncertainties. The Company will require additional financing moving forward and is pursuing various strategies to accomplish this, including seeking equity funding and/or debt funding from private placement sources. Although management believes that it will be able to obtain the necessary funding to allow the Company to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.

Specifically, management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. There are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern. Management is executing a dual-track strategy focused on stabilizing liquidity through strategic capital actions and accelerating operational growth through acquisitions and product development over the next twelve months. On the financing side, specific actions are underway to improve the consolidated balance sheet, including working with an institutional investor to finalize an equity credit line of $250,000, expandable to $1.5 million. Concurrently, the Company is in discussions with short-term note holders to convert their obligations into equity and is working with an investor on a note and warrant restructuring that includes freezing interest and eliminating “toxic” debt provisions. Operationally, the Company is focused on scaling its consumer packaged goods platform by continuing its M&A strategy into 2026, which includes the completed acquisition of Wyoming Bears, Inc. effective January 1, 2026. The goal of these operational improvements and the 24-month acquisition pipeline is to sustain and expand the net profit contribution from subsidiaries like AIGFB and AE NV, ultimately driving the entire consolidated platform toward cash-flow positive operations.

NOTE 5. PREPAID FULFILLMENT COSTS

Prepaid fulfillment costs included inventories and prepaid fulfillment costs. Inventories are stated at the lower of cost and net realizable value. Cost is determined using the moving average method and net realizable value is the estimated selling price less costs of disposal in the ordinary course of business. The cost of inventories includes direct costs plus shipping and packaging materials. For the year ended December 31, 2024, the Company recorded a charge of $150,000 to write down its entire inventory to its net realizable value reducing the value of the inventory on hand to $0.

Prepaid fulfillment costs represents an arrangement, entered into on December 31, 2025, to receive inventory and drop-shipment fulfillment services from AIG and Aqua Emergency Florida, co-manufacturers. As part of the arrangement, the Company transferred control of its inventory to these parties in exchange for a prepaid asset. As the Company utilizes the drop-shipment fulfillment services, it will receive pricing credit against the prepaid asset in settlement of the inventory then acquired and services rendered.

The amount transferred to the third-party co-manufacturers on December 31, 2025 was $292,657. Under this arrangement, the Company secured a dedicated stock of finished goods with third-party co-manufacturers for immediate shipment to retail customers. This transaction is structured as a prepaid purchase of inventory, where the Company has been billed to manufacture the product. However, the asset is classified as prepaid fulfillment costs because the Company has not yet taken physical possession of the goods at its own facilities, nor has the title and control of the goods been transferred to the Company with the intent of retaining the inventory for general corporate use. The terms of the arrangement dictate that the third-party co-manufacturers acquire the inventory and maintain control and legal title to the goods, with risk of loss. As the Company utilizes the drop-shipment fulfillment services, the co-manufacturers sell the inventory to the Company and then facilitate the drop-ship logistics and streamline the point of transfer to the Company’s end customer. Revenue and cost of sales are recognized when the product is delivered and transferred to the final end customer, satisfying the performance obligation.

NOTE 6. SHORT-TERM LOANS PAYABLE

During the year ended December 31, the Company entered into short-term loans payable with an executive and shareholders to repay for certain overhead expenses incurred on behalf of the Company. The term of the loans payable stipulate the first funds raised by the Company be specifically applied to fully repay the loan payable before any other non-critical disbursements. The amount of the loans total $123,098.

NOTE 7. NOTES PAYABLE

The Company issued, and continues to issue, short-term notes payable that were used to pay for certain operating expenses. During the years ended December 31, 2025 and 2024, the Company underwent significant restructuring, settling substantial debt and accrued interest with certain holders (including Pure Energy 714 LLC and Adriatic Advisors) by converting these liabilities into shares of common stock. The remaining instruments are summarized below. The balance of notes payable on December 31, 2025 and 2024, respectively, was $41,250 and $544,691. The notes payable balances were converted to common stock in their entirety as discussed below.

On January 3, 2020, specific terms were reached between the Company and Pure Energy 714 LLC on the remaining $170,046 of prior advances made to the Company pursuant to an unsecured demand note entered into between the Company and Pure Energy 714 LLC. The terms call for repayment of the advances including interest on any unconverted principal amount at a rate of 12% per annum and a repayment date on or before June 3, 2021, at the rate of 12% per annum. If the demand note is unpaid by June 3, 2021, default interest of 3% monthly will apply. On January 17, 2020, the Company repaid $20,000 of the principal outstanding, reducing the note balance to $150,046. An additional $10,000 was paid on March 16, 2021, but subsequently returned on April 20, 2021. Accrued interest on this note totaled $59,018 at December 31, 2024. On February 26, 2025, the lender agreed to convert 100% of the debt and accrued interest into 1,396,043 shares of the Company’s common stock.

During 2022 and 2023, the Company received loan proceeds from Adriatic Advisors LLC. The notes mature on the earlier of (i) the closing of the Company’s next equity financing, or (ii) six months after the date of issue. At the note holder’s sole election on the maturity date, the note holder may convert the interest accrued on the note into shares of common stock of the Company at $0.05 per share. Accrued interest on these notes totaled $140,188 at December 31, 2024. On March 11, 2025, the lender agreed to convert 100% of the debt, including principal of $383,145, and accrued interest into 348,916 shares of the Company’s common stock.

During May 2024, the Company received proceeds of $11,500 from an investor. The note matures on the earlier of (i) the closing of the Company’s next equity financing, or (ii) six months after the date of issue. At the note holder’s sole election on the maturity date, the note holder may convert the interest accrued on the note into shares of common stock of the Company at $0.05 per share. Accrued interest on the note was $862. During 2025, the lender agreed to convert 100% of the debt and accrued interest into 8,242 shares of the Company’s common stock.

On August 19, 2025, the Company issued a Note Payable to Stephen Spanos in exchange for an accounts payable related to certain services rendered to the Company plus accrued interest in the amount $41,250 with a stated interest rate of 12%. Principal is $21,250. Interest accrues at a rate of 12% per annum and $1,846 was accrued. No payments have been made against this note payable or interest.

Notes Payable Summary

Instrument Category	Balance at December 31, 2024	Additions/Borrowings (2025)	Conversions/Settlements (2025)	Balance at December 31, 2025	Maturity & Rate Summary	Collateral/Security	Conversion Terms
Short-Term Notes Payable (Principal)	$544,691	$41,250	$544,691	$41,250	Varied short-term dates; calculated using compound interest, subject to default rate	Varied (Not explicitly disclosed)	Contains conversion features, some subject to restructuring
Accrued Interest	$196,259	$223,190	$417,603	$1,846	N/A	N/A	N/A

Instrument Category	Balance at December 31, 2023	Additions/Borrowings (2024)	Conversions/Settlements (2024)	Balance at December 31, 2024	Maturity & Rate Summary	Collateral/Security	Conversion Terms
Short-Term Notes Payable (Principal)	$533,191	$11,500	$0	$544,691	Varied short-term dates; calculated using compound interest, subject to default rate	Varied (Not explicitly disclosed)	Contains conversion features, some subject to restructuring
Accrued Interest	$182,956	$63,253	$49,950	$196,259	N/A	N/A	N/A

NOTE 8. CONVERTIBLE NOTES PAYABLE

Debt and Convertible Instruments

The Company has convertible instruments, including movement and key terms for the year ended December 31, 2025 and 2024. The Company’s financing strategy involved substantial debt restructuring, evidenced by the conversion of notes and accrued interest held by parties such as Pure Energy 714 LLC and Adriatic Advisors into shares of common stock during 2025.

Convertible Notes Payable Summary

Instrument Category	Balance at December 31, 2024	Additions/Borrowings (2025)	Conversions/Settlements (2025)	Balance at December 31, 2025	Maturity & Rate Summary	Collateral/Security	Conversion Terms
Short-Term Convertible Notes Payable (Principal)	$809,047	$0	$93,258	$715,789	Varied short-term dates; calculated using compound interest, subject to default rate of 22%	Varied (Not explicitly disclosed)	Contains conversion features, some subject to restructuring
Accrued Interest	$531,961	$294,834	$102,141	$724,654	N/A	N/A	N/A

Instrument Category	Balance at December 31, 2023	Additions/Borrowings (2024)	Conversions/Settlements (2024)	Balance at December 31, 2024	Maturity & Rate Summary	Collateral/Security	Conversion Terms
Short-Term Convertible Notes Payable (Principal)	$809,047	$0	$0	$809,047	Varied short-term dates; calculated using compound interest, subject to default rate of 22%	Varied (Not explicitly disclosed)	Contains conversion features, some subject to restructuring
Accrued Interest	$374,489	$157,472	$0	$531,961	N/A	N/A	N/A

Note: The specific carrying amount of the remaining Notes Payable principal and accrued interest is not separately disclosed in the table.

Conversion Provisions and Warrants

The Company’s convertible notes payable contain embedded conversion provisions and accompanying warrants. Management concluded that accompanying warrants required evaluation under ASC 815, “Derivatives and Hedging”, and ASC 480, “Distinguishing Liabilities from Equity”.

Prior to 2024, the Company received advances from Pure Energy 714 LLC, an unaffiliated entity, totaling $240,803. Accrued interest on this note totaled $20,875 including default interest of $7,353 at December 31, 2024. On February 26, 2025, the lender converted 100% of the debt and all of the accrued interest into 377,528 shares of the Company’s common stock.

On December 2, 2020, the Company issued a promissory note to an accredited investor in consideration for $50,000 with interest at the rate of 10% per annum from the issue date, and also issued to the accredited investor a common stock purchase warrant (the “Warrant”) to acquire 13,334 shares of common stock. The Warrant was exercisable for a period of five years at an exercise price of $0.30. This note matured on the earlier of (i) closing of the next equity financing of at least $1,000,000 or (ii) September 2, 2021 (maturity date). The holder, at its sole election, may convert the interest accrued on this note into shares of stock of the Company at $0.20 per share. On November 29, 2021, the Company repaid principal totaling $27,500, reducing the Note balance to $22,500. Accrued interest for this note as of December 31, 2024 was $7,562. Prior to 2024, the investor exercised all of the warrants for $4,000. During the first quarter of 2025, the lender agreed to convert 100% of the debt the accrued interest into 34,416 shares of the Company’s common stock.

On December 3, 2020, the Company issued a convertible debenture to an accredited investor in consideration for $50,000 with interest at the rate of 10% per annum from the issue date, and also issued to the accredited investor a common stock purchase warrant (the “Warrant”) to acquire 13,334 shares of common stock. The Warrant was exercisable for a period of five years at an exercise price of $0.30. This debenture is convertible at the election of the holder into shares of common stock at the price per share equal to 120% of the market price of the Company’s listed common stock on the date of such conversion. Prior to 2024 the investor exercised all of the warrants for $4,000. On June 25, 2024, the investor submitted paperwork that was approved by the Company to convert the entire Note and all of the related accrued interest into 109,068 shares of the Company’s Common Stock. The common shares were issued on February 20, 2025.

On April 27, 2021 (the “Issuance Date”), the Company entered into a Securities Purchase Agreement with an accredited investor (the “April 2021 Investor”) to issue to the April 2021 Investor a 10% Senior Secured Convertible Promissory Note in the principal amount of $315,789 (the “April 2021 Note”, and the “Financing”). The principal amount of the April 2021 Note includes an Original Issue Discount of $15,789, resulting in $300,000 in total proceeds received by the Company in the Financing. The April 2021 Note is convertible at the option of the April 2021 Investor into shares of common stock of the Company at $0.40 per share. In addition to the April 2021 Note, the April 2021 Investor also received 8,333 shares of common stock of the Company (the “Commitment Shares”), and a common share purchase warrant (the “April 2021 Warrant”, and together with the April 2021 Note and the Commitment Shares, the “Securities”) to acquire 500,000 shares of common stock of the Company. The April 2021 Warrant is exercisable for five years at an exercise price of $0.60. The lender agreed to not exercise any of the warrant and conversion features from their inception through December 31, 2024. The lender has retained its right to exercise the warrants and conversion feature from January 1, 2025 through their expiration. The outstanding principal balance as of December 31, 2025 and 2024 remains at $315,789 and matured on January 2, 2023. The Note is in default and interest rate for the original term of the Note is 10%, compounded monthly, with a default rate of 22%. Accrued interest for this note as of December 31, 2025 and 2024 were $257,885 and $216,995, respectively.

On November 18, 2021 (the “Issuance Date”), the Company entered into a Securities Purchase Agreement with an accredited investor (the “November 2021 Investor”) to issue to the November 2021 Investor a 10% Senior Secured Convertible Promissory Note in the principal amount of $400,000 (the “November 2021 Note”, and, the “Financing”), to be paid by the November 2021 Investor to the Company in two tranches (each, a “Tranche”). The first Tranche consists of a payment by the November 2021 Investor to the Company on the Issue Date of $200,000, from which the November 2021 Investor retained $5,000 to cover its legal fees. A second Tranche consisting of $200,000 was paid in December 2021, resulting in $395,000 in total proceeds received by the Company in the Financing. In addition to the November 2021 Note, the November 2021 Investor also received a common share purchase warrant (the “November 2021 Warrant”, and together with the November 2021 Note, the “Securities”) to acquire 666,667 shares of common stock of the Company. The November 2021 Warrant is exercisable for five years at an exercise price of $0.45. The lender agreed to not exercise any of the warrant and conversion features from their inception through December 31, 2025. The lender has retained its right to exercise the warrants and conversion feature from January 1, 2026 through their expiration. The closing of the Financing in the amount of $400,000 occurred on December 16, 2021. The maturity date (“Maturity Date”) is 12 months after the date each Tranche is initially paid to the Company, and interest associated with the November 2021 Note is 10% per annum, with a default interest rate of 22%. The November 2021 Note is in default and interest is being accrued at the default rate. Accrued interest for this note as of December 31, 2025 and 2024 was $466,805 and $297,016, respectively.

Interest expense for the years ended December 31, 2025 and 2024 was $297,489 and $341,037, respectively

Debt Status and Terms

The short-term convertible notes are currently in default, which triggered a higher default interest rate of 22%, compounded monthly. The Company is actively working with the note holder to restructure the notes and warrants, including negotiating a freeze of the interest and the elimination of “toxic” debt provisions. The Company believes this restructuring is critical to improving its liquidity profile.

Conversion Feature and Warrants

The Company recognized a liability for the conversion feature included in the senior secured debenture issued on April 27, 2021 as an embedded derivative and the warrants. The conversion feature and warrants may be exercised at any time and are thus reported as current liabilities. The conversion feature, warrants to purchase 500,000 shares of common stock, warrants to purchase 666,667 shares of common stock and 2,750,000 shares of common stock contain full-rachet anti-dilution adjustment provisions, which require the exercise price to be reduced to the lowest issuance price of any subsequent equity offering during the term of the conversion feature and warrants. Because these provisions could result in a variable number of shares being issued and create a situation in which the Company may be required to settle the conversion feature and warrants in a manner that is not considered solely within the Company’s control, the conversion feature and warrants do not meet the criteria for equity classification under ASC 815-40.

Accordingly, the conversion feature and warrants are classified as liabilities, included in current liabilities, and are recorded at fair value on the consolidated balance sheets. The conversion feature and warrant liabilities are re-measured at fair value at each reporting date, with changes in fair value recognized in the consolidated statements of operations.

Conversion feature and warrant liability activity for the year ended December 31, 2025 and 2024 were as follows:

	December 31, 2025	December 31, 2024
Conversion feature of the April 27, 2021 convertible note	$12,980	$37,285
500,000 warrants	158	9,819
666,667 warrants	3,460	17,091
2,750,000 warrants	27,898	78,954
Total	$44,496	$143,149

Fair market value assumptions used to determine the conversion feature and warrant liability for the years ended December 31, 2025 and 2024 were as follows:

	Conversion Feature	Warrants
Risk-free interest rate	3.70%	4.25%
Expected life in years	.94	1.95
Dividend yield	0%	0%
Expected volatility	260%	268%

NOTE 9. ACQUISITION CREDITS PAYABLE

The acquisition credits payable issued to the shareholders of AIG and AE FL, pursuant to the respective Share Exchange Agreements, are solely settleable into the Company’s shares of common stock upon the achievement of specified performance milestones. As of December 31, 2025, acquisition credits payable totaled $2,640,712. There were no acquisition credits payable in 2024. There were no changes in the fair value of this liability during the year ended December 31, 2025.

NOTE 10. STOCKHOLDERS’ DEFICIT

Preferred stock

On March 18, 2020, the Company filed the designation and rights of Series Preferred B stock with the State of California. 1,000,000 shares were authorized. For five years from the date of issuance, the Series B Preferred Stock shall have the number of votes equal to fifty-one percent (51%) of the cumulative total vote of all classes of stock of the Corporation, common or preferred, whether such other class of stock is voting as a single class or the other classes of stock are voting together as a single group, and with respect to such vote, such holder shall have full voting rights and powers equal to the voting rights and powers of the holders of Common Stock, or any other class of preferred stock, and shall be entitled to notice of any stockholders’ meeting in accordance with the bylaws of the Corporation, and shall be entitled to vote, together with holders of Common Stock and any class of preferred stock entitled to vote, with respect to any question upon which holders of Common Stock or any class of preferred stock have the right to vote. After five years, the Series B Preferred Stock shall automatically, and without further action by the Corporation, be cancelled and void, and may not be reissued

On May 28, 2020, the Company issued 1,000,000 shares of Preferred Series B as part of a Share Exchange Agreement. On March 31, 2025, the holder surrendered the shares to the Company.

On March 31, 2025, the Company issued 1,000,000 shares of Preferred Series B stock to SNBH Holding, Inc. in exchange for services valued at $1,000.

Common stock subscriptions

Issuances of common stock pending in Fiscal Year 2025:

On January 31, 2025, the Company sold 6,667 shares of its common stock to an investor for $6,000. An additional share purchase occurred on April 28, 2025 for $30,000. As of the date of this filing, the shares to the shareholder who invested $30,000 were issued on January 26, 2026. The remaining shares have not yet been issued.

Common stock to be issued represents an administrative delay in the issuance of common stock to investors who purchased shares. Substantively, the transactions were approved and completed, and due to administrative deficiencies the Company had not yet issued the related stock certificates after receiving investors’ funds. The Company concluded that the administrative delay did not alter the substance of the arrangements and, accordingly, accounted for the transactions based on the conclusion.

NOTE 11. COMMITMENTS AND CONTINGENCIES

On February 6, 2026, Gregg Templeton filed a Statement of Claim with the American Arbitration Association claiming Failure to Pay Wage, Failure to Reimburse Expenses; Statutory Wage Violation under New York Law; Fraud and Unjust Enrichment. The AAA rejected the claim due to the procedural process and improper venue election. After rejection by AAA, Templeton’s legal counsel advised the Company of his intention to petition a New York Court to accept the complaint under an arbitration demand. The petition was filed on March 25, 2025. The claim related to an Employment Agreement dated on or about February 28, 2019. On May 30, 2025, the Company received a demand letter from an attorney representing the contractor in the amount of $286,010 including wages, expenses and interest. Mr. Templeton asserts interest has continued to accrue and the current claim now exceeds $300,000. Templeton was terminated by the Company in January of 2021 after an unauthorized diversion of $40,000 in Company funds to Templeton’s personal accounts was discovered by the Company, as well as his being barred by FINRA from certain aspects of any securities business, for similar conduct on multiple prior occasions. The Company disputes the claim in its entirety but has maintained an accrual of $54,525 related to the dispute. This amount was recorded on March 31, 2022 as an account payable for services in that quarter. The Company has not made any change to its accrual as of this time. The Company will defend itself vigorously and assert claims of misconduct against the former contractor.

NOTE 12. SUBSEQUENT EVENTS

The Company has evaluated subsequent events for recognition and disclosure through April 15, 2026, which is the date the consolidated financial statements were available to be issued.

On February 20, 2026, the Company approved an amendment to the Share Exchange Agreement with Wyoming Bears, Inc. to increase the ownership interest by the Company to 100% and change the effective date of the agreement to January 1, 2026 in exchange for the increase in earn-out participation from 51% to 100%.

On March 5, 2026, the Company approved issuance of 785,000 shares from the 2026 Employee Benefit Plan valued at $0.10 per share.

