Form 10-Q
period 2026-03-31
SENTIENT BRANDS HOLDINGS INC.
filed 2026-05-14
CIK 1358633

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

Commission File Number: 001-34861

SENTIENT BRANDS HOLDINGS INC.

(Exact name of registrant as specified in its charter)

Nevada	86-3765910
(State of incorporation)	(I.R.S. Employer Identification No.)

30 N Gould St, Ste. 61963

Sheridan, WY 82801

(Address of principal executive offices)

Issuer’s telephone number: 646-202-2897

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 14, 2026, there were 4,437,771 shares of common stock, par value $0.001 per share, outstanding. A reverse recapitalization at a ratio of 1-for-30 became effective January 2, 2026.

SENTIENT BRANDS HOLDINGS INC.

FORM 10-Q QUARTERLY REPORT

The financials are being filed as is. The review has not been completed and we will file the amendment upon completion of the auditor’s review.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

The accompanying unaudited consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. They do not include all information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2026 are not necessarily indicative of results expected for the full year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

SENTIENT BRANDS HOLDINGS INC.

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2026	2025
ASSETS
CURRENT ASSETS
Cash	$44,468	$29,011
Accounts receivable	410,447	423,138
Prepaid expenses	45,877	-
Prepaid fulfillment fees	329,706	344,637
TOTAL CURRENT ASSETS	830,498	796,786

Fixed assets (net)	94,529	97,106
Intangible assets (net)	1,166,165	1,167,872
Goodwill	532,473	532,473
TOTAL ASSETS	$2,623,665	$2,594,237

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$473,378	$407,911
Loans payable	141,729	123,098
Notes payable	41,250	41,250
Convertible notes payable	715,789	715,789
Accrued interest	807,298	726,500
Derivative liability	2,104	44,496
Acquisition credits	2,640,712	2,640,712
TOTAL CURRENT LIABILITIES	4,822,260	4,699,756
TOTAL LIABILITIES	4,822,260	4,699,756

STOCKHOLDERS’ DEFICIT
Preferred Stock - Par Value of $0.001; 25,000,000 shares authorized; 1,000,000 and 1,000,000 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	1,000	1,000
Common Stock - Par Value of $0.001; 500,000,000 shares authorized; 4,137,771 and 4,117,771 shares issued and outstanding as of March 31, 2026 and December 31, 2025	4,137	4,117
Additional paid-in capital	4,181,238	4,151,258
Common stock subscription	41,000	71,000
Accumulated deficit	(6,425,970)	(6,332,894)
TOTAL STOCKHOLDERS’ DEFICIT	(2,198,595)	(2,105,519)
TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$2,623,665	$2,594,237

The accompanying notes are an integral part of these consolidated financial statements.

SENTIENT BRANDS HOLDINGS INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended March 31,
	2026	2025

Revenues	$230,711	$-
Cost of revenues	166,501	600

Gross profit (loss)	64,210	(600)

Operating expenses:
Advertising and marketing	-	-
General and administrative	5,292	3,123
Legal and professional	66,088	212,283
Management fees	47,500	151,100

TOTAL OPERATING EXPENSES	118,880	366,506

GAIN (LOSS) FROM OPERATIONS	(54,670)	(367,106)

Other Income (Expenses)
Derivative gain (loss)	42,392	(36,466)
Settlement of legal claims	-	10,000
Total Other Income	42,392	(26,466)

Interest expense	(80,798)	(78,654)
Total other loss	(80,798)	(78,654)
Total other income & expense	(38,406)	(105,120)

NET GAIN (LOSS)	$(93,076)	$(472,226)

NET LOSS PER COMMON SHARE - BASIC AND DILUTED	$(0.022)	$(0.163)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	4,137,549	2,893,418

The accompanying notes are an integral part of these consolidated financial statements.

SENTIENT BRANDS HOLDINGS INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY

					Common Stock
March 31, 2026	Common Stock		Preferred Stock		to be	Paid in	Accumulated
	Shares	Amount	Shares	Amount	issued	Capital	Deficit	Total
Balance - December 31, 2025	4,117,771	$4,117	1,000,000	$1,000	$71,000	$4,151,258	$(6,332,894)	$(2,105,519)
Common shares issued for cash	20,000	20	-	-	(30,000)	29,980	-	$-
Net loss for the three months		-	-	-	-	-	(93,076)	$(93,076)

Balances March 31, 2026	4,137,771	$4,137	1,000,000	$1,000	41,000	$4,181,238	$(6,425,970)	$(2,198,595)

March 31, 2025	Common Stock		Preferred Stock		Common Stock to be	Paid in	Accumulated
	Shares	Amount	Shares	Amount	issued	Capital	Deficit	Total
Balance - December 31, 2024	2,364,018	$2,364	1,000,000	$1,000	$68,054	$2,326,954	$(5,122,520)	$(2,724,148)
Common stock issued in settlement of accounts payable	56,667	57	-	-	-	84,943	-	$85,000
Common shares issued for cash	33,334	33	-	-	-	49,967	-	$50,000
Common stock issued for converted debt and accrued interest	109,068	109	-	-	(68,054)	67,945	-	$-
Common stock issued for services	374,003	374	-	-	-	424,985	-	$425,359
Conversion of debt and accrued interest into common stock	865,805	866	-	-	-	812,431	-	$813,297
Common stock sold to investor		-	-	-	6,000	-	-	$6,000
Common stock sold to investors not issued		-	-	-	65,000	-	-	$65,000
Preferred shares retired to Treasury		-	(1,000,000)	(1,000)	-	1,000	-	$-
Net loss for the three months		-	-	-	-	-	(472,226)	$(472,226)

Balances March 31, 2025	3,802,895	$3,803	-	$-	71,000	$3,768,225	$(5,594,749)	$(1,751,718)

The accompanying notes are an integral part of these consolidated financial statements.

SENTIENT BRANDS HOLDINGS INC.

AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the three months ended
	March 31,
	2026	2025
OPERATING ACTIVITIES:
Net loss	$(93,076)	$(472,226)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation & amortization expenses	4,285	969
Interest expense	80,798	78,654
Derivative gain (loss)	(42,392)	36,466
Share based compensation/shares issued for services	-	395,360
Changes in operating assets and liabilities:
Accounts receivable	12,691	-
Prepaid expenses	(45,877)	(4,950)
Prepaid fulfillment costs	14,931	-
Accounts payable and accrued expenses	65,466	(71,866)
NET CASH USED IN OPERATING ACTIVITIES	(3,174)	(37,593))

INVESTMENT ACTIVITIES:
Purchase of fixed assets	-	-
Purchase of intangible assets	-	-
NET CASH USED IN INVESTMENT ACTIVITIES	-	-

FINANCING ACTIVITIES:
Net proceeds from sale of common stock	-	36,000
Proceeds from short term loans	18,631	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	18,631	36,000
INCREASE (DECREASE) IN CASH	15,457	(1,593)

CASH-BEGINNING OF PERIOD	29,011	3,432
CASH-END OF PERIOD	$44,468	$1,839
Supplemental disclosures of cash flow information
information:
Cash paid during the year for:
Interest	$-	$-
Taxes	$-	$-
	$-	$-
Supplemental disclosure of non-cash financing activity:
Shares issued for converted debt and interest	$-	$881,351
Shares issued for previously purchased common stock	$30,000	$50,000
Shares issued in satisfaction of accounts payable	$-	$85,000
Conversion of debt and interest into stock not yet issued	$-	$41,861

The accompanying notes are an integral part of these consolidated financial statements.

SENTIENT BRANDS HOLDINGS INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025 (UNAUDITED)

NOTE 1. ORGANIZATION AND NATURE OF OPERATIONS

Business Description

SENTIENT BRANDS HOLDINGS INC. (SNBH or the “Company”) is a next-generation brand platform focused on the acquisition, development, and commercialization of premium and functional consumer packaged goods (“CPG”), incorporated in the State of Nevada.

Nature of Operations and Principal Products/Channels

The Company’s core operations are conducted through its consolidated subsidiaries: AIG-F&B, Inc. (AIGFB), a wholly-owned Nevada subsidiary serving as a manufacturing and distribution platform for food, beverage, and wellness CPG products including the Original New York Seltzer® and Arctic Frost® brands; and Aqua Emergency, Inc. (AE NV), a specialized manufacturer and distributor of emergency water and MREs holding the exclusive license for American Red Cross® licensed products in our categories.

Effective January 1, 2026, the Company was scheduled to complete consolidation of Wyoming Bears, Inc. (WYB), a California-based distributor of consumer packaged goods, to 100% ownership pursuant to an amendment to the Share Exchange Agreement approved February 20, 2026. The parties have agreed to defer the acquisition to July 1, 2026.

Basis of Presentation

The unaudited consolidated interim financial statements have been prepared in conformity with U.S. GAAP and the SEC’s requirements for smaller reporting companies on Form 10-Q. All intercompany balances and transactions have been eliminated in consolidation. The financial statements include the accounts of SNBH and its wholly-owned subsidiaries.

Effective January 2, 2026, the Company executed a reverse recapitalization of its common stock at a ratio of 1-for-30. All share and per share information has been retroactively adjusted to reflect this recapitalization for all periods presented.

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred losses since inception and has an accumulated deficit of $6,425,970 as of March 31, 2026. The Company incurred a net loss of $93,076 for the three months ended March 31, 2026. Management anticipates the Company will continue to require additional capital to fund operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Management is actively pursuing revenue growth through its CPG subsidiaries, working capital improvements, and additional financing. There can be no assurance that the Company will be successful in these efforts.

NOTE 2. RESTATEMENTS

The Results of Operations and the respective consolidated Financial Statements the three months ended March 31, 2025 have been restated. The restatement of previously issued financial statements resulted from errors and omissions related to record keeping, accounting, management operations, debt and equity arrangements which indicated a failure in the design or operation of certain controls. Specifically:

There was a change in calculation of interest expense related to the existing convertible note payable to compound interest as specified in the note documents versus simple interest recorded by the Company. This change in calculation resulted in $28,556 of additional interest expense for the three months ended March 31, 2025.

It was discovered that the derivative value of the embedded conversion of one feature of a convertible note payable and three warrant grants were not recognized in the years of 2021 through 2025. This resulted in an adjustment to a derivative loss of $36,466 recorded for the three months ended March 31, 2025.

There was an adjustment for the three months ended March 31, 2025 of $117,760 for management fees that had not been accrued for the year ended December 31, 2024. 122,667 shares were issued on February 11, 2025 in full satisfaction of the accrued amount due.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Uses of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect reported amounts. Actual results could differ from those estimates.

Cash

The Company considers all short-term highly liquid investments with an original maturity date of purchase of three months or less to be cash equivalents.

Revenue Recognition

Revenue is recognized under ASC 606 when control of goods is transferred to customers. The Company’s revenues are generated through its consolidated subsidiaries: AIG-F&B, Inc. (wholesale distribution and food & beverage services) and Aqua Emergency, Inc. (product sales, services, and shipping). For the three months ended March 31, 2026, consolidated revenues totaled $230,711, after elimination of $159,924 in intercompany transactions between subsidiaries.

Net Income (Loss) Per Common Share

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted earnings per share gives effect to dilutive potential common shares including convertible notes and warrants. For the three months ended March 31, 2026, basic and diluted EPS are the same as all potentially dilutive securities are anti-dilutive given the Company’s capital structure.

Stock-Based Compensation

In accordance with ASC 718, the Company measures compensation cost for share-based awards at fair value on the grant date and recognizes expenses over the vesting period. During the three months ended March 31, 2026, the Company’s Board approved issuance of 785,000 shares from the 2026 Employee Benefit Plan. The expense related to these shares were accrued for the year ended December 31, 2025.

Depreciation and Amortization

Property, plant and equipment is depreciated on a straight-line basis over estimated useful lives of 3–15 years. Intangible assets with finite useful lives are amortized on a straight-line basis. For the three months ended March 31, 2026, the Company recorded $2,577 of depreciation expense and $1,708 of amortization expense, totaling $4,285.

Derivative Financial Instruments

The Company evaluates all financial instruments for bifurcation of embedded derivatives under ASC 815. For the three months ending March 31, 2026 a gain of $42,392 was realized on the embedded derivative calculation compared to a loss during the three months ended March 31, 2025 of $36,466.

Fair Value of Financial Instruments

The Company measures derivative liabilities at fair value using Level 3 unobservable inputs (Black-Scholes model). The derivative liability was $44,496 at December 31, 2025 and $2,104 at March 31, 2026. The fair value of all other financial instruments approximates carrying value due to their short-term nature.

Income Taxes

Income taxes are accounted for under ASC 740. The Company has significant deferred tax assets arising from net operating loss carryforwards, which are fully offset by a valuation allowance as management has concluded it is more likely than not that the deferred tax assets will not be realized. No income tax provision or benefit has been recognized for the three months ended March 31, 2026 or March 31, 2025.

Segment Reporting

The Company applies ASC 280, Segment Reporting, in determining reportable segments for its financial statement disclosure. Operating segments are defined as components of an entity for which separate financial information is available and that is regularly reviewed by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources to an individual segment and in assessing performance. The Company’s CODM is its Interim Chief Executive Officer (“CEO”). The Company has determined that it operates as a single operating segment and has one reportable segment.

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

Recently Issued Accounting Standards

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

NOTE 4. PREPAID FULFILLMENT COSTS

Prepaid fulfillment costs represent amounts prepaid to third-party co-manufacturers for inventory and drop-shipment fulfillment services. On December 31, 2025, $344,637 was transferred to AIG and Aqua Emergency Florida, co-manufacturers, as advance inventory under fulfillment service arrangements entered December 31, 2025. Gross prepayments during the three months ended March 31, 2026 totaled $153,538 by AIG-F&B, Inc., partially offset by $116,489 charged to cost of goods sold, resulting in a balance of $329,706 on March 31, 2026. Prepaid fulfillment costs are charged to the cost of goods sold as revenue is recognized.

NOTE 5. FIXED ASSETS

Fixed assets consist of the following:

	March 31, 2026	December 31, 2025
Machinery and equipment	$77,044	$77,044
Product artwork	25,849	25,849
Machinery and equipment – SNBH	38,777	38,777
Computers and equipment – SNBH	3,056	3,056
Total fixed assets, gross	144,726	144,726
Accumulated depreciation	(50,197)	(47,620)
Fixed assets, net	$94,529	$97,106

The SNBH fixed assets were fully depreciated as of the year ended December 31, 2025. Depreciation expense on the remaining machinery and equipment and product artwork was $2,577 and $969 for the three months ended March 31, 2026 and 2025, respectively, related to the subsidiaries’ fixed assets.

NOTE 6. INTANGIBLE ASSETS

	March 31, 2026	December 31, 2025
Licenses – Aqua Emergency, Inc.	$1,150,000	$1,150,000
Goodwill	532,473	532,473
Website development	20,496	20,496
Total intangible assets, gross	1,702,969	1,702,969
Accumulated amortization	(4,332)	(2,624)
Intangible assets, net	$1,698,638	$1,700,345

The perpetual license for Aqua Emergency license was granted, and Goodwill of $532,473 was recorded, as part of acquisition of Aqua Emergency, Inc. and is not subject to amortization under ASC 350. Both the Goodwill and the Aqua Emergency license are reviewed for impairment each period. As of March 31, 2026 and December 31, 2025, no impairment was recognized.

Amortization expense was $1,708 and $0 for the three months ended March 31, 2026 and 2025, respectively, for website development.

NOTE 7. SHORT-TERM LOANS PAYABLE

Short-term loans payable consists of advances from related parties for operating expenses as part of an emergency funding agreement. The balance of $141,729 at March 31, 2026, consists of $122,251 payable to Serge Knazev, interim CEO, and $19,478 payable to Lee Puglisi, compared to $123,098 at December 31, 2025. The increase of $18,631 reflects new advances during the three months ended March 31, 2026. These loans are unsecured, bear no interest, and are due on demand.

NOTE 8. NOTES PAYABLE

On August 19, 2025, the Company issued a note payable to Stephen Spanos in exchange for an account payable related to certain services rendered to the Company. Principal is $41,250. Interest accrues at a rate of 12% per annum. Interest expense was $1,238 and $0 as of March 31, 2026 and 2025, respectively. Accrued interest on this note was $3,048 as of March 31, 2026 and $1,810 as of December 31, 2025. No payments have been made against this note payable or interest.

NOTE 9. CONVERTIBLE NOTES PAYABLE AND DERIVATIVE LIABILITY

Convertible notes payable consists entirely of the GA3 Consortium convertible notes with a principal balance of $715,789 at both March 31, 2026 and December 31, 2025. Accrued interest increased from $724,690 at December 31, 2025 to $804,251 at March 31, 2026, reflecting $79,561 of interest accrued during the three months ended March 31, 2026.

The embedded calculation of the warrants and one convertible note resulted in a gain of $42,392 for the three months ended March 31, 2026 and a loss of $36,466 for the three months ended March 31, 2025. A residual derivative liability of $2,104 remains at March 31, 2026.

NOTE 10. ACQUISITION CREDITS PAYABLE

Acquisition credits payable of $2,640,712 represent contingent equity consideration issued to the former shareholders of AIG-F&B, Inc. in the amount of $595,440, of Aqua Emergency Florida in the amount of $1,905,272 and in extinguishment of accounts payable $140,000. The acquisition credits are solely settleable in shares of the Company’s common stock upon the achievement of revenue and EBITDA milestones as specified in the respective Share Exchange Agreements. There were no changes to acquisition credits payable during the three months ended March 31, 2026.

NOTE 11. STOCKHOLDERS’ DEFICIT

Preferred Stock

The Company has 25,000,000 shares of Preferred Stock authorized at $0.001 par value. As of March 31, 2026 and December 31, 2025, 1,000,000 shares of Preferred Series B stock were issued and outstanding to SNBH Holding, Inc. with an aggregate value of $1,000.

For five years from the date of issuance, the Series B Preferred Stock shall have the number of votes equal to fifty-one percent (51%) of the cumulative total vote of all classes of stock of the Corporation, common or preferred, whether such other class of stock is voting as a single class or the other classes of stock are voting together as a single group, and with respect to such vote, such holder shall have full voting rights and powers equal to the voting rights and powers of the holders of Common Stock, or any other class of preferred stock, and shall be entitled to notice of any stockholders’ meeting in accordance with the bylaws of the Corporation, and shall be entitled to vote, together with holders of Common Stock and any class of preferred stock entitled to vote, with respect to any question upon which holders of Common Stock or any class of preferred stock have the right to vote. After five years, the Series B Preferred Stock shall automatically, and without further action by the Corporation, be cancelled and void. The Series B Preferred Stock is not convertible into any other class of stock.

Common Stock

The Company has 500,000,000 shares of Common Stock authorized at $0.001 par value. As of May 14, 2026, 4,437,771 shares were issued and outstanding, retroactively adjusted for the 1-for-30 reverse recapitalization effective January 2, 2026, inclusive of issuance of fractional whole shares rounded to the next highest whole share. As of December 31, 2025, 4,117,771 shares were issued and outstanding.

On January 2, 2026, the Company issued 20,000 shares of its common stock to an individual in exchange for cash that had been received in February 2025.

On April 23, 2026 the Company issued 300,000 shares from its Employee Benefit Plan.

There were no other shares issued in the three months ended March 31, 2026.

On February 6, 2025, the Company issued 300,000 shares of its common stock to an individual for consulting services.

On February 11, 2025, the Company issued 122,667 shares of its common stock to George Furlan as a bonus related to the merger.

On February 11, 2025, the Company issued 56,667 shares of its common stock to James Mansour in full settlement of his amount due for past services.

On February 26, 2025, the Company issued 516,904 shares of its common stock to Pure Energy in exchange for the cancellation of all debt and related accrued interest.

On February 27, 2025, the Company issued 51,334 shares of its common stock to Grace Court Advisors as a bonus related to the merger.

On March 11, 2025, the Company issued 66,667 shares of its common stock to George Furlan as a bonus related to merger services.

On March 11, 2025, the Company issued 33,334 shares of its common stock to a service provider for services.

On March 11, 2025, the Company issued 348,916 shares of its common stock to Adriatic Advisors in exchange for the cancellation of all debt and related accrued interest.

On March 20, 2025, the Company issued 33,334 to an investor who had purchased stock in May 2024, but was not issued at year end.

There were no other issuances of common stock during the quarter ended March 31, 2025.

Employee Benefit Plan – 2026

During the three months ended March 31, 2026, the Board of Directors approved issuance of 785,000 shares from the Sentient Brands Holdings, Inc. 2026 Employee Benefit Plan. As of May 14, 2026 300,000 shares have been issued.

NOTE 12. COMMITMENTS AND CONTINGENCIES

On February 6, 2026, Gregg Templeton filed a Statement of Claim with the American Arbitration Association claiming Failure to Pay Wage, Failure to Reimburse Expenses; Statutory Wage Violation under New York Law; Fraud and Unjust Enrichment. The AAA rejected the claim due to the procedural process and improper venue election. After rejection by AAA, Templeton’s legal counsel advised the Company of his intention to petition a New York Court to accept the complaint under an arbitration demand. The petition was filed on March 25, 2026. The claim related to an Employment Agreement dated on or about February 28, 2019. On May 30, 2025, the Company received a demand letter from an attorney representing the contractor in the amount of $286,010 including wages, expenses and interest. Mr. Templeton asserts interest has continued to accrue and the current claim now exceeds $300,000. Templeton was terminated by the Company in January of 2021 after an unauthorized diversion of $40,000 in Company funds to Templeton’s personal accounts was discovered by the Company, as well as his being barred by FINRA from certain aspects of any securities business, for similar conduct on multiple prior occasions. The Company disputes the claim in its entirety but has maintained an accrual of $54,525 related to the dispute. This amount was recorded on March 31, 2022 as an account payable for services in that quarter. The Company has not made any change to its accrual as of this time. The Company will defend itself vigorously and assert claims of misconduct against the former contractor.

NOTE 13. RELATED PARTY TRANSACTIONS

As of March 31, 2026, $141,729 in short-term loans payable is owed to related parties: $122,251 to Serge Knazev, interim CEO, and $19,478 to Lee Puglisi, an investor through an emergency funding agreement. These loans are non-interest-bearing and due on demand. Refer to Note 14. for subsequent changes in executive management.

NOTE 14. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through May 14, 2026, the date these financial statements were available to be issued.

On May 1, 2026, the Board of Directors held a meeting at which it formally accepted the resignation of George Furlan from his positions as Director and Chief Executive Officer of the Company. Mr. Furlan’s resignation did not result from any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

At the same meeting, the Board approved the appointment of Serge Knazev as Interim Chief Executive Officer, effective May 1, 2026. Mr. Knazev previously served and continues to serve as President and Chief Operating Officer. The Company intends to conduct a search for a permanent Chief Executive Officer.

On April 23, 2026, the Company issued 300,000 shares from its Employee Benefit Plan.

The Company is not aware of any other material subsequent events requiring disclosure.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and related notes included in Item 1 of this report, and with the audited financial statements and notes contained in our Annual Report on Form 10-K for the year ended December 31, 2025.

Forward-Looking Statements

All statements other than statements of historical fact included in this Form 10-Q including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this Form 10-Q, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of a number of factors, including those set forth under the risk factors and business sections in this Form 10-Q.

Overview

Sentient Brands is a next-generation brand platform focused on the acquisition, development, and commercialization of premium and functional consumer packaged goods (CPG) with an emphasis on wellness, sustainability, and emergency preparedness. The Company has implemented a product innovation and acquisition-driven growth strategy through its operating subsidiaries, focusing on consumer categories that offer long-term secular growth potential.

Going Concern

We have a limited operating history, and our continued growth is dependent upon the continuation of selling our products to our customers; hence generating revenues and obtaining additional financing to fund future obligations and pay liabilities arising from normal business operations. We had an accumulated deficit of $6,425,970 and $6,332,894 at March 31, 2026 and December 31, 2025, respectively and a working capital deficit of $3,991,762 and $3,902,970 at March 31, 2026 and December 31, 2025, respectively. Included in the working capital deficit for the three months ended March 31, 2026 and the year ended December 31, 2025 is $2,640,712 in Acquisition Credits as a contingent liability which is solely settleable in equity to be issued for acquiring the subsidiaries AIGFB & AE NV, in the amount of $2,500,712, with an additional issuance of $140,000 for a reduction in accounts payable. The report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2025 contained an explanatory paragraph regarding our ability to continue as a going concern based upon cash used in operating activities and the current cash balance cannot be projected to cover the operating expenses for the next twelve months from the release date of this report. These factors, among others, raised substantial doubt about our ability to continue as a going concern. Our financial statements appearing elsewhere in this report do not include any adjustments that might result from the outcome of this uncertainty. There are no assurances we will be successful in our efforts to generate significant revenues or report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our company.

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

Results of Operations – Three Months Ended March 31, 2026 vs. March 31, 2025

Revenue

Total consolidated revenues were $230,711 for the three months ended March 31, 2026, compared to $0 for the three months ended March 31, 2025. Revenues are presented net of $159,924 in intercompany eliminations. The elimination reflects intercompany service arrangements between subsidiaries.

Cost of Revenue

Total cost of revenues, net of intercompany eliminations, was $166,501 for the three months ended March 31, 2026, compared to $600 for the three months ended March 31, 2025. Cost of revenues consists of cost of goods sold of $116,489, freight costs of $30,762, and royalty expenses of $19,250. Gross profit was $64,210, a 27.8% gross margin on revenue, for the three months ended March 31, 2026.

Operating Expenses

For the three months ended March 31, 2026 and 2025, operating expenses consisted of the following:

	2026	2025

Advertising and Marketing	-	-
General and Administrative	5,292	3,123
Legal and Professional	66,088	212,283
Management Fees	47,500	151,100

TOTAL OPERATING EXPENSES	$118,880	$366,506

Total operating expenses were $118,881 and $366,506 for the three months ended March 31, 2026 and 2025, respectively.

Professional Service Fees

For the three months ended March 31, 2026 and 2025, professional service expenses consisted of the following:

	2026	2025

Accounting & Auditing	$23,275	$62,550
Other Advisory Services	10,723	99,930
Legal Fees	32,090	49,803
Management Fees	47,500	151,100

TOTAL PROFESSIONAL SERVICE FEES	$113,588	$363,383

The Company instituted a policy requiring all officers and directors to present detailed activity on an approved invoice rather than through fixed consulting agreements. In addition, the board of directors agreed to suspend their board fees until further notice, resulting in a significant reduction in management fees during the three months ended March 31, 2026 of $27,500 compared to $268,860 for the three months ended March 31, 2025. There were 300,000 shares issued for bonuses related to the acquisitions of subsidiaries valued at $141,600 for the three months ended March 31, 2025.

Other advisory services decreased $89,207 due to reduced Investor Relations expenses, which were settled through the issuance of 300,000 shares of common stock in the three months ended March 31, 2025.

Accounting and Auditing fees for the three months ended March 31, 2025 included a bonus of 33,334 shares of common stock valued at $40,000 at the time of issuance paid to the former contracted accountant.

Loss from Operations

The Company’s loss from operations during the three months ended March 31, 2026 and 2025 was $54,670 and $367,106, respectively.

Other Income (Expense)

Other Income comprises income for embedded derivative calculations of $42,392 for the three months ended March 31, 2026 and a loss from embedded derivative calculation of $(36,466) for the three months ended March 31, 2025. There was also $10,000 received in the three months ended March 31, 2025 from a fraud claim adjudicated in the state of New Jersey which resulted in a claim for $25,000, of which a total of $15,000 was received during the year ended December 31, 2025. No reserve for the additional payments has been made as the collection is not reasonably assured.

Other expenses for the three months ended March 31, 2026 and 2025, respectively, were $80.798 and $78,654, consisting of interest expense on the GA3 Consortium convertible notes and the Spanos note payable.

Net Loss

Net loss was $(93,076) for the three months ended March 31, 2026, compared to a net loss of $(472,226) for the three months ended March 31, 2025. The improvement of $379,150 reflects the commencement of substantial revenue-generating operations across both subsidiaries, reduced holding company costs and the gain on embedded derivative calculations.

Liquidity and Capital Resources

Cash and cash equivalents were $44,468 on March 31, 2026 compared to $29,011 on December 31, 2025. The net increase of $15,457 reflects net cash used in operating activities of $(3,174) and net proceeds from short-term related-party loans of $18,631.

Net cash used in operating activities was $3,174 for the three months ended March 31, 2026, reflecting net loss of $61,392 adjusted for non-cash items of depreciation and amortization of $4,285, embedded derivative calculation gain of $42,392 and interest expense of $80,798 plus working capital changes including collections of accounts receivable of $12,691, increase in prepaid expenses of $45,877, partially offset by an decrease in prepaid inventory of $14,931 and an increase in accounts payable of $65,466.

Financing activities provided $18,631 from net short-term loan proceeds from related parties. Management is actively pursuing additional working capital financing through equity raises, strategic partnerships, and operating cash flow improvements.

The Company’s total stockholders’ working capital deficit was $3,991,762 at March 31, 2026, and $3,902,970 at December 31, 2025. Included in the working capital deficit for the three months ended March 31, 2026 and year ended December 31, 2025 is $2,640,712 in Acquisition Credits as a contingent liability which is solely settleable in equity to be issued for acquiring the subsidiaries AIGFB & AE NV, in the amount of $2,500,712, with an additional issuance of $140,000 for a reduction in accounts payable.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act as of March 31, 2026, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2026, our disclosure controls and procedures are effective at the reasonable assurance level due to the material weaknesses identified and described below.

Our principal executive officers do not expect that our disclosure controls or internal controls will prevent all error and all fraud. Although our disclosure controls and procedures were designed to provide reasonable assurance of achieving their objectives, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute assurance that the objectives of the system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented if there exists in an individual a desire to do so. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Remediation Plan to Address the Material Weaknesses in Internal Control over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Management identified the following three material weaknesses that have caused management to conclude that, as of March 31, 2026, our internal control over financial reporting, was not effective at the reasonable assurance level:

1.	We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act as of the period ending March 31, 2026. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

2.	We do not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

3.	Effective controls over the control environment were not maintained. Specifically, a formally adopted written code of business conduct and ethics that governs our employees, officers, and directors was not in place. Additionally, management has not developed and effectively communicated to employees its accounting policies and procedures. This has resulted in inconsistent practices. Further, our Board of Directors currently has two independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

To address these material weaknesses, management performed additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented. Accordingly, we believe that the financial statements included in this report are fairly presented, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we are subject to ordinary routine litigation incidental to our normal business operations. On February 6, 2026, Gregg Templeton filed a Statement of Claim with the American Arbitration Association claiming Failure to Pay Wage, Failure to Reimburse Expenses; Statutory Wage Violation under New York Law; Fraud and Unjust Enrichment. The AAA rejected the claim due to the procedural process and improper venue election. After rejection by AAA, Templeton’s legal counsel advised the Company of his intention to petition a New York Court to accept the complaint under an arbitration demand. The petition was filed on March 25, 2026. The claim related to an Employment Agreement dated on or about February 28, 2019. On May 30, 2025, the Company received a demand letter from an attorney representing the contractor in the amount of $286,010 including wages, expenses and interest. Mr. Templeton asserts interest has continued to accrue and the current claim now exceeds $300,000. Templeton was terminated by the Company in January of 2021 after an unauthorized diversion of $40,000 in Company funds to Templeton’s personal accounts was discovered by the Company, as well as his being barred by FINRA from certain aspects of any securities business, for similar conduct on multiple prior occasions. The Company disputes the claim in its entirety but has maintained an accrual of $54,525 related to the dispute. This amount was recorded on March 31, 2022 as an account payable for services in that quarter. The Company has not made any change to its accrual as of this time. The Company will defend itself vigorously and assert claims of misconduct against the former contractor.

ITEM 1A. RISK FACTORS

Risk factors describing the major risks to our business can be found under Item 1A, “Risk Factors”, in our Annual Report on Form 10-K for the year ended December 31, 2025. There has been no material change in our risk factors from those previously discussed in the Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 28, 2025 the Company sold 600,000 shares of its common stock to an investor for $30,000. The shares were issued on January 1, 2026 and subject to the 1-for-30 reverse split. The total shares issued post reverse was 20,000.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

During the three months ended March 31, 2026, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements.

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

SENTIENT BRANDS HOLDINGS INC.

Dated: May 14, 2026	/s/ Serge Knazev
Serge Knazev
Interim Chief Executive Officer
(Principal Executive Officer)

Dated: May 14, 2026	/s/ Jeanene Morgan
Jeanene Morgan
Chief Financial Officer
(Principal Financial and Accounting Officer)

