Form 10-Q/A
period 2026-03-31
SENTIENT BRANDS HOLDINGS INC.
filed 2026-06-15
CIK 1358633

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q/A

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

As of June 15, 2026, there were 4,437,771 shares of common stock, par value $0.001 per share, outstanding. A reverse recapitalization at a ratio of 1-for-30 became effective January 2, 2026.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (this “Amendment”) amends the Quarterly Report on Form 10-Q of Sentient Brands Holdings, Inc. (the “Company”) for the quarterly period ended March 31, 2026, which was originally filed with the Securities and Exchange Commission (the “SEC”) on May 14, 2026 (the “Original Filing”).

The Company is filing this Amendment to restate its unaudited condensed consolidated financial statements and related disclosures to reclassify certain information previously disclosed in the Condensed Consolidated Statements of Changes in Stockholders’ Deficit and the Condensed Consolidated Statement of Cash Flows. This includes additional adjustments and reclassifications to the comparative three-month period ended March 31, 2025, within the Condensed Consolidated Statements of Changes in Stockholders’ Deficit and Condensed Consolidated Statement of Cash Flows. The reclassifications had no impact on the Company’s previously reported Condensed Consolidated statements of operations, total assets, or total liabilities.

This amendment also reflects that our Condensed Consolidated Financial Statements for the three month period ended March 31, 2026 were reviewed by our independent registered public accounting firm.

As a result of the restatement, this Amendment amends and restates the following items in the Original Filing:

●	Part I, Item 1 – Financial Statements (specifically the Condensed Consolidated Statements of Changes in Stockholders’ Deficit, the Condensed Consolidated Statement of Cash Flows, and Note 2 “Restatement of Financial Statements”).
●	Part II, Item 6 – Exhibits (to include currently dated certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002).

Except as described above, no other items or disclosures in the Original Filing are being amended, updated, or modified by this Amendment. This Amendment continues to speak as of the date of the Original Filing, and the Company has not updated the disclosures contained herein to reflect events or developments occurring subsequent to the date of the Original Filing.

SENTIENT BRANDS HOLDINGS INC.

AND SUBSIDIARIES

FORM 10-Q/A QUARTERLY REPORT

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. They do not include all information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2026 are not necessarily indicative of results expected for the full year. These unaudited condensed consolidated interim financial statements should be read in conjunction with the audited annual condensed consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

SENTIENT BRANDS HOLDINGS INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2026 (Unaudited)	2025 (Audited)
ASSETS
CURRENT ASSETS
Cash	$44,468	$29,011
Accounts receivable	410,447	423,138
Prepaid expenses	45,877	51,980
Prepaid fulfillment fees	329,706	292,657
TOTAL CURRENT ASSETS	830,498	796,786

Fixed assets (net)	94,529	97,106
Intangible assets (net)	1,166,165	1,167,872
Goodwill	532,473	532,473
TOTAL ASSETS	$2,623,665	$2,594,237

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$473,378	$407,911
Short-term loans payable	141,729	123,098
Notes payable	41,250	41,250
Convertible notes payable	715,789	715,789
Accrued interest	807,298	726,500
Derivative liability	2,104	44,496
Acquisition credits	2,640,712	2,640,712
TOTAL CURRENT LIABILITIES	4,822,260	4,699,756
TOTAL LIABILITIES	4,822,260	4,699,756
Commitments and contingencies (Note 12)

STOCKHOLDERS’ DEFICIT
Preferred Stock - Par Value of $0.001; 25,000,000 shares authorized; 1,000,000 and 1,000,000 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	1,000	1,000
Common Stock - Par Value of $0.001; 500,000,000 shares authorized; 4,137,771 and 4,117,771 shares issued and outstanding as of March 31, 2026 and December 31, 2025	4,137	4,117
Additional paid-in capital	4,181,238	4,151,258
Common stock subscription	41,000	71,000
Accumulated deficit	(6,425,970)	(6,332,894)
TOTAL STOCKHOLDERS’ DEFICIT	(2,198,595)	(2,105,519)
TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$2,623,665	$2,594,237

The accompanying notes are an integral part of these condensed consolidated financial statements.

SENTIENT BRANDS HOLDINGS INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

	For the three months ended March 31,
	2026	2025 (Restated)

Revenues	$230,711	$-
Cost of revenues	166,501	600

Gross profit (loss)	64,210	(600)

Operating expenses:
General and administrative	5,292	3,123
Legal and professional	66,088	212,283
Management fees	47,500	151,100

TOTAL OPERATING EXPENSES	118,880	366,506

LOSS FROM OPERATIONS	(54,670)	(367,106)

Other Income (Expenses)
Derivative gain (loss)	42,392	(36,466)
Settlement of legal claims	-	10,000
Interest expense	(80,798)	(78,654)
Total Other Income (Expenses)	(38,406)	(105,120)

NET LOSS	$(93,076)	$(472,226)

NET LOSS PER COMMON SHARE - BASIC AND DILUTED	$(0.02)	$(0.16)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	4,137,549	2,893,418

The accompanying notes are an integral part of these condensed consolidated financial statements.

SENTIENT BRANDS HOLDINGS INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

UNAUDITED

					Common Stock
March 31, 2026	Common Stock		Preferred Stock		to be	Paid-in	Accumulated
	Shares	Amount	Shares	Amount	issued	Capital	Deficit	Total
Balance - December 31, 2025	4,117,771	$4,117	1,000,000	$1,000	$71,000	$4,151,258	$(6,332,894)	$(2,105,519)
Subscribed common shares issued	20,000	20	-	-	(30,000)	29,980	-	-
Net loss for the three months	-	-	-	-	-	-	(93,076)	(93,076)

Balances March 31, 2026	4,137,771	$4,137	1,000,000	$1,000	$41,000	$4,181,238	$(6,425,970)	$(2,198,595)

March 31, 2025 (restated)	Common Stock		Preferred Stock		Common Stock to be	Paid-in	Accumulated
	Shares	Amount	Shares	Amount	issued	Capital	Deficit	Total
Balance - December 31, 2024	2,364,018	$2,364	1,000,000	$1,000	$68,054	$2,326,954	$(5,131,317)	$(2,732,945)
Common stock issued in settlement of accounts payable	56,667	57	-	-	-	84,943	-	85,000
Subscribed common shares issued	33,334	33	-	-	-	49,967	-	50,000
Common stock issued for converted debt and accrued interest	109,068	109	-	-	(68,054)	67,945	-	-
Common stock issued for services	374,003	374	-	-	-	461,226	-	461,600
Conversion of debt and accrued interest into common stock	865,805	866	-	-	-	812,431	-	813,297
Common stock sold to investors not issued	-	-	-	-	41,000	-	-	41,000
Conversion of debt and accrued interest not issued	-	-	-	-	41,861	-	-	41,861
Preferred shares retired to Treasury	-	-	(1,000,000)	(1,000)	-	1,000	-	-
Net loss for the three months	-	-	-	-	-	-	(472,226)	(472,226)

Balances March 31, 2025	3,802,895	$3,803	-	$-	$82,861	$3,804,466	$(5,603,543)	$(1,712,413)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SENTIENT BRANDS HOLDINGS INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

	For the three months ended
	March 31,
	2026	2025 (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(93,076)	$(472,226)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation & amortization expenses	4,285	969
Interest expense	80,798	78,654
Derivative gain (loss)	(42,392)	36,466
Share based compensation/shares issued for services	-	461,600
Changes in operating assets and liabilities:
Accounts receivable	12,691	-
Prepaid expenses	(45,877)	(4,950)
Prepaid fulfillment costs	14,931	-
Accounts payable and accrued expenses	65,466	(193,106)
NET CASH USED IN OPERATING ACTIVITIES	(3,174)	(92,593)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from sale of common stock	-	91,000
Proceeds from short-term loans	18,631	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	18,631	91,000
INCREASE (DECREASE) IN CASH	15,457	(1,593)

CASH-BEGINNING OF PERIOD	29,011	3,432
CASH-END OF PERIOD	$44,468	$1,839
Supplemental disclosures of cash flow information
information:
Supplemental schedule of non-cash financing activity:
Shares issued for converted debt and interest	$-	$881,351
Shares issued for subscribed common stock	$30,000	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

SENTIENT BRANDS HOLDINGS INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Nature of Operations and Principal Products/Channels

The Company’s core operations are conducted through its condensed consolidated subsidiaries: AIG-F&B, Inc. (AIGFB), a wholly-owned Nevada subsidiary serving as a manufacturing and distribution platform for food, beverage, and wellness CPG products including the Original New York Seltzer® and Arctic Frost® brands; and Aqua Emergency, Inc. (AE NV), a specialized manufacturer and distributor of emergency water and MREs holding the exclusive license for American Red Cross® licensed products in our categories.

Effective January 1, 2026, the Company was scheduled to acquire all outstanding shares of Wyoming Bears, Inc. (WYB), a California-based distributor of consumer packaged goods, to 100% ownership pursuant to an amendment to the Share Exchange Agreement approved December 31, 2025. The parties have agreed to defer the acquisition and change of control until July 1, 2026. As a result, no results for WYB were included in these condensed consolidated interim financial statements.

Basis of Presentation

The unaudited condensed consolidated interim financial statements have been prepared in conformity with U.S. GAAP and the SEC’s requirements for smaller reporting companies on Form 10-Q. All significant intercompany balances and transactions have been eliminated in consolidation. The financial statements include the accounts of SNBH and its wholly-owned subsidiaries. The unaudited interim condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2026 and 2025 are not necessarily indicative of the results to be expected for the full year. Certain prior period amounts may have been reclassified to conform to the current period presentation. These reclassifications had no significant effect on the reported financial position or results of operations.

Effective January 2, 2026, the Company executed a reverse recapitalization of its common stock at a ratio of 1-for-30. All share and per share information has been retroactively adjusted to reflect this recapitalization for all periods presented.

These unaudited interim condensed consolidated financial statements should be read with the annual audited condensed consolidated financial statements and notes thereto contained in the report on the Form 10-K for the year ended December 31, 2025 filed with the U.S. Securities and Exchange Commission (SEC).

Going Concern

The accompanying unaudited interim condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred losses since inception and has an accumulated deficit of $6,425,970 as of March 31, 2026. The Company incurred a net loss of $93,076 for the three months ended March 31, 2026. Management anticipates the Company will continue to require additional capital to fund operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

To address these challenges, management is executing a strategic plan focused on the following areas:

●	Operational Efficiency: The Company has implemented strict cost-control measures, including a policy requiring detailed activity reporting on all professional service invoices and the suspension of board fees, to reduce general and administrative (G&A) overhead.
●	Revenue Scaling: We are prioritizing the growth of our existing CPG subsidiaries, AIG-F&B, Inc. and Aqua Emergency, Inc., by leveraging product innovation and expanding distribution channels within our core wellness and emergency preparedness markets.
●	Liquidity and Capital Access: We are actively pursuing additional working capital through potential strategic partnerships and equity financing opportunities.

There can be no assurance that these initiatives will be successful or that the Company will achieve sustainable profitability. If we are unable to secure additional financing on satisfactory terms, our business and financial condition could be materially and adversely affected.

NOTE 2. RESTATEMENTS

The Results of Operations and the respective unaudited interim condensed consolidated Financial Statements for the three months ended March 31, 2025 have been restated. The restatement of previously issued financial statements resulted from errors and omissions related to record keeping, accounting, management operations, debt and equity arrangements which indicated a failure in the design or operation of certain controls. Specifically:

SENTIENT BRANDS HOLDINGS INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025 (UNAUDITED)

There was a change in calculation of interest expense related to the existing convertible note payable to compound interest as specified in the note documents versus simple interest recorded by the Company. This change in calculation resulted in $28,556 of additional interest expense for the three months ended March 31, 2025.

It was discovered that the derivative value of the embedded conversion of one feature of a convertible note payable and three warrant grants were not recognized in the periods prior to 2026. This resulted in an adjustment to a derivative loss of $36,466 recorded for the three months ended March 31, 2025.

There was an adjustment for the three months ended March 31, 2025 of $117,760 for management fees that had not been accrued. 122,667 shares were issued on February 11, 2025 in full satisfaction of the accrued amount due.

Subsequent to the filing of the Form 10-Q on May 14, 2026, the Company discovered errors in the comparative presentation of the Condensed Consolidated Statements of Stockholders’ Deficit and Condensed Consolidated Statement of Cash Flows for the three month period ended March 31, 2025. These errors had no impact on the Company’s previously reported condensed consolidated statements of operations, total assets, or total liabilities.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Uses of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect reported amounts. Actual results could differ from those estimates.

Cash

The Company considers all short-term highly liquid investments with an original maturity date of purchase of three months or less to be cash equivalents. The Company had no cash equivalents for the periods presented.

Revenue Recognition

Revenue is recognized under ASC Topic 606 when control of goods is transferred to customers. The Company’s revenues are generated through its condensed consolidated subsidiaries: AIG-F&B, Inc. (wholesale distribution and food & beverage services) and Aqua Emergency, Inc. (product sales, services, and shipping). For the three months ended March 31, 2026, condensed consolidated revenues totaled $230,711.

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

Stock-Based Compensation

In accordance with ASC Topic 718, the Company measures compensation cost for share-based awards at fair value on the grant date and recognizes expenses over the vesting period. During the three months ended March 31, 2026, the Company’s Board approved issuance of 785,000 shares from the 2026 Employee Benefit Plan. The expense related to these shares were accrued for the year ended December 31, 2025.

Depreciation and Amortization

Property, plant and equipment is depreciated on a straight-line basis over estimated useful lives of 3–15 years. Intangible assets with finite useful lives are amortized on a straight-line basis. For the three months ended March 31, 2026 and 2025, the Company recorded $2,577 and $969 of depreciation expense and $1,708 and $0 of amortization expense, totaling $4,285 and $969, respectively.

Derivative Financial Instruments

The Company evaluates all financial instruments for bifurcation of embedded derivatives under ASC Topic 815. For the three months ended March 31, 2026, a gain of $42,392 was realized on the embedded derivative calculation compared to a loss during the three months ended March 31, 2025 of $36,466.

Fair Value of Financial Instruments

The Company measures derivative liabilities at fair value using Level 3 unobservable inputs (Black-Scholes model). The derivative liability was $44,496 at December 31, 2025 and $2,104 at March 31, 2026. The fair value of all other financial instruments approximates carrying value due to their short-term nature.

SENTIENT BRANDS HOLDINGS INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025 (UNAUDITED)

Income Taxes

Income taxes are accounted for under ASC Topic 740. The Company has significant deferred tax assets arising from net operating loss carryforwards, which are fully offset by a valuation allowance as management has concluded it is more likely than not that the deferred tax assets will not be realized. No income tax provision or benefit has been recognized for the three months ended March 31, 2026 or March 31, 2025.

Segment Reporting

The Company applies ASC Topic 280, Segment Reporting, in determining reportable segments for its financial statement disclosure. Operating segments are defined as components of an entity for which separate financial information is available and that is regularly reviewed by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources to an individual segment and in assessing performance. The Company’s CODM is its Interim Chief Executive Officer (“CEO”). The Company has determined that it operates as a single operating segment and has one reportable segment.

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

Recently Issued Accounting Standards

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (FASB) that may have an impact on the Company’s accounting and reporting. The Company believes that such recently issued accounting pronouncements and other authoritative guidance for which the effective date is in the future either will not have an impact on its accounting or reporting or that such impact will not be material to its consolidated financial position, results of operations, and cash flows when implemented, except as follows:

ASU 2024-04, Improvements to Accounting for Certain Convertible Instruments: This standard simplifies the accounting for instruments like the Company’s acquisition credits payable and convertible notes by eliminating specific separation models, which is expected to reduce future complexity and may result in a non-cash adjustment upon adoption in 2027.

The Company continues to evaluate the accounting and enhanced disclosure requirements of these standards.

NOTE 4. PREPAID FULFILLMENT COSTS

Prepaid fulfillment costs represent amounts prepaid to third-party co-manufacturers for inventory and drop-shipment fulfillment services. On December 31, 2025, $292,657 was transferred to AIG and Aqua Emergency Florida, co-manufacturers, as advance payment under fulfillment service arrangements entered into on December 31, 2025. Gross prepayments during the three months ended March 31, 2026 totaled $153,538 by AIG-F&B, Inc., partially offset by $116,489 charged to cost of products sold in settlement of inventory acquired and services rendered, resulting in a balance of $329,706 on March 31, 2026. Prepaid fulfillment costs are charged to the cost of products sold as inventory is acquired and services are rendered.

SENTIENT BRANDS HOLDINGS INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025 (UNAUDITED)

NOTE 5. FIXED ASSETS

Fixed assets consist of the following:

	March 31, 2026 (Unaudited)	December 31, 2025 (Audited)
Machinery and equipment	$77,044	$77,044
Product artwork	25,849	25,849
Machinery and equipment – SNBH	38,777	38,777
Computers and equipment – SNBH	3,056	3,056
Total fixed assets, gross	144,726	144,726
Accumulated depreciation	(50,197)	(47,620)
Fixed assets, net	$94,529	$97,106

The SNBH fixed assets were fully depreciated as of the year ended December 31, 2025. Depreciation expense on the remaining machinery and equipment and product artwork was $2,577 and $969 for the three months ended March 31, 2026 and 2025, respectively, related to the subsidiaries’ fixed assets.

NOTE 6. INTANGIBLE ASSETS AND GOODWILL

	March 31, 2026 (Unaudited)	December 31, 2025 (Audited)
Licenses – Aqua Emergency, Inc.	$1,150,000	$1,150,000
Goodwill	532,473	532,473
Website development	20,497	20,496
Total intangible assets, gross	1,702,970	1,702,969
Accumulated amortization	(4,332)	(2,624)
Intangible assets and Goodwill, net	$1,698,638	$1,700,345

The perpetual license for Aqua Emergency license was granted, and Goodwill of $532,473 was recorded, as part of acquisition of Aqua Emergency, Inc. and is not subject to amortization under ASC Topic 350. Both the Goodwill and the Aqua Emergency license are reviewed for impairment each period. As of March 31, 2026 and December 31, 2025, no impairment was recognized.

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

NOTE 9. CONVERTIBLE NOTES PAYABLE AND DERIVATIVE LIABILITY

Convertible notes payable consists entirely of the GA3 Consortium convertible notes with a principal balance of $715,789 at both March 31, 2026 and December 31, 2025. Accrued interest increased from $724,690 at December 31, 2025 to $804,250 at March 31, 2026. Interest expense was $79,561 and $67,925 during the three months ended March 31, 2026 and 2025, respectively.

The embedded derivative related to the warrants and one convertible note resulted in a gain of $42,392 for the three months ended March 31, 2026 and a loss of $36,466 for the three months ended March 31, 2025. A derivative liability of $2,104 and $44,496 remained outstanding on March 31, 2026 and December 31, 2025, respectively.

SENTIENT BRANDS HOLDINGS INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025 (UNAUDITED)

NOTE 10. ACQUISITION CREDITS PAYABLE

Acquisition credits payable of $2,640,712 represent contingent equity consideration issued to the former shareholders of AIG-F&B, Inc. in the amount of $595,440, and of Aqua Emergency Florida in the amount of $1,905,272 and in settlement of a vendor’s accounts payable of $140,000. The acquisition credits are solely settleable in shares of the Company’s common stock upon the achievement of revenue and EBITDA milestones as specified in the respective Share Exchange Agreements. There were no changes to acquisition credits payable during the three months ended March 31, 2026.

NOTE 11. STOCKHOLDERS’ DEFICIT

Common Stock

The Company has 500,000,000 shares of Common Stock authorized at $0.001 par value. As of June 15, 2026, 4,437,771 shares were issued and outstanding, retroactively adjusted for the 1-for-30 reverse recapitalization effective January 2, 2026, inclusive of issuance of fractional whole shares rounded to the next highest whole share. As of December 31, 2025, 4,117,771 shares were issued and outstanding.

On January 2, 2026, the Company issued 20,000 shares of its common stock to an individual in exchange for cash that had been received in February 2025.

On April 23, 2026, the Company issued 300,000 shares from its 2026 Employee Benefit Plan.

There were no other shares issued in the three months ended March 31, 2026.

Employee Benefit Plan – 2026

During the three months ended March 31, 2026, the Board of Directors authorized 785,000 shares for future issuance from the Sentient Brands Holdings, Inc. 2026 Employee Benefit Plan.

NOTE 12. COMMITMENTS AND CONTINGENCIES

On February 6, 2026, Gregg Templeton filed a Statement of Claim with the American Arbitration Association claiming Failure to Pay Wage, Failure to Reimburse Expenses; Statutory Wage Violation under New York Law; Fraud and Unjust Enrichment. The AAA rejected the claim due to the procedural process and improper venue election. After rejection by AAA, Templeton’s legal counsel advised the Company of his intention to petition a New York Court to accept the complaint under an arbitration demand. The petition was filed on March 25, 2026. The claim related to an Employment Agreement dated on or about February 28, 2019. On May 30, 2025, the Company received a demand letter from an attorney representing the contractor in the amount of $286,010 including wages, expenses and interest. Mr. Templeton asserts interest has continued to accrue and the current claim now exceeds $300,000. Templeton was terminated by the Company on February 3, 2020 after an unauthorized diversion of $40,000 in Company funds to Templeton’s personal accounts was discovered by the Company, as well as his being barred by FINRA from certain aspects of any securities business, for similar conduct on multiple prior occasions. The Company disputes the claim in its entirety but has maintained an accrual of $54,525 related to the dispute. This amount was recorded on March 31, 2022 as an account payable for services in that quarter. The Company has not made any change to its accrual as of this time. The Company will defend itself vigorously and assert claims of misconduct against the former contractor.

NOTE 13. RELATED PARTY TRANSACTIONS

As of March 31, 2026, $141,729 in short-term loans payable is owed to related parties: $122,251 to Serge Knazev, interim CEO, and $19,478 to Lee Puglisi, an investor through an emergency funding agreement. Refer to Note 14. for subsequent changes in executive management.

There was $12,500 and $206,600 paid to related parties for the three months ended March 31, 2026 and March 31, 2025, respectively. The amount for the three months ended March 31, 2025 includes 333,334 shares of common stock issued as bonuses for closing acquisitions valued at $181,600. No such bonuses were issued in 2026.

NOTE 14. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through June 15, 2026, the date these condensed consolidated financial statements were available to be issued.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated interim financial statements and related notes included in Item 1 of this report, and with the audited condensed consolidated financial statements and notes contained in our Annual Report on Form 10-K for the year ended December 31, 2025.

Forward-Looking Statements

All statements other than statements of historical fact included in this Form 10-Q/A including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this Form 10-Q/A, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of a number of factors, including those set forth under the risk factors and business sections in this Form 10-Q/A.

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

Going Concern

We have a limited operating history, and our continued growth is dependent upon the continuation of selling our products to our customers; hence generating revenues and obtaining additional financing to fund future obligations and pay liabilities arising from normal business operations. We had an accumulated deficit of $6,425,970 and $6,332,894 at March 31, 2026 and December 31, 2025, respectively and a working capital deficit of $3,991,762 and $3,902,970 at March 31, 2026 and December 31, 2025, respectively. Included in the working capital deficit for the three months ended March 31, 2026 and the year ended December 31, 2025 is $2,640,712 in Acquisition Credits as a contingent liability which is solely settleable in equity to be issued for acquiring the subsidiaries AIGFB & AE NV, in the amount of $2,500,712, with an additional issuance of $140,000 to a vendor in settlement of an accounts payable. The report of our independent registered public accounting firm on our condensed consolidated financial statements for the year ended December 31, 2025 contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern based upon cash used in operating activities and the current cash balance cannot be projected to cover the operating expenses for the next twelve months from the release date of that report. These factors, among others, raised substantial doubt about our ability to continue as a going concern. Our financial statements appearing elsewhere in this Form 10-Q/A do not include any adjustments that might result from the outcome of this uncertainty. There are no assurances we will be successful in our efforts to generate significant revenues or report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our Company.

To address these challenges, management is executing a strategic plan focused on the following areas:

●	Operational Efficiency: The Company has implemented strict cost-control measures, including a policy requiring detailed activity reporting on all professional service invoices and the suspension of board fees, to reduce general and administrative (G&A) overhead.
●	Revenue Scaling: We are prioritizing the growth of our existing CPG subsidiaries, AIG-F&B, Inc. and Aqua Emergency, Inc., by leveraging product innovation and expanding distribution channels within our core wellness and emergency preparedness markets.
●	Liquidity and Capital Access: We are actively pursuing additional working capital through potential strategic partnerships and equity financing opportunities.

There can be no assurance that these initiatives will be successful or that the Company will achieve sustainable profitability. If we are unable to secure additional financing on satisfactory terms, our business and financial condition could be materially and adversely affected.

Results of Operations – Three Months Ended March 31, 2026 vs. March 31, 2025

Revenue

Total condensed consolidated revenues were $230,711 for the three months ended March 31, 2026, compared to $0 for the three months ended March 31, 2025. The variance in revenue is due to acquisition of our subsidiaries in the on May 12, 2025 (AIG F&B) and July 2, 2025 (Aqua Emergency). No revenue was generated in the three month period ended March 31, 2025 by SNBH.

Cost of Revenue

Total cost of revenues was $166,501 for the three months ended March 31, 2026, compared to $600 for the three months ended March 31, 2025. Cost of revenues consists of cost of products sold of $116,489, freight costs of $30,762, and royalty expenses of $19,250. Gross profit was $64,210, a 27.8% gross margin on revenue, for the three months ended March 31, 2026. The margin for the three months ended March 31, 2025 was nominal.

There was a $600 cost of revenue for the three month period ended March 31, 2026 and March 31, 2025 for warehouse fees paid to store obsolete SNBH products that not yet been destroyed. The remaining cost of revenue was due to products sold to customer for the three month period ended March 31, 2026.

Operating Expenses

For the three months ended March 31, 2026 and 2025, operating expenses consisted of the following:

	2026	2025

General and Administrative	$5,292	$3,123
Legal and Professional	66,088	212,283
Management Fees	47,500	151,100

TOTAL OPERATING EXPENSES	$118,880	$366,506

Total operating expenses were $118,880 and $366,506 for the three months ended March 31, 2026 and 2025, respectively. The decrease in operating expenses was due to professional service expenses as explained in detail below.

Professional Service Fees

For the three months ended March 31, 2026 and 2025, professional service expenses consisted of the following:

	2026	2025

Accounting & Auditing	$23,275	$62,550
Other Advisory Services	10,723	99,930
Legal Fees	32,090	49,803
Management Fees	47,500	151,100

TOTAL PROFESSIONAL SERVICE EXPENSES	$113,588	$363,383

The Company instituted a policy requiring all officers and directors to present detailed activity on an approved invoice rather than through fixed consulting agreements. In addition, the board of directors agreed to suspend their board fees until further notice, resulting in a significant reduction in management fees during the three months ended March 31, 2026 of $103,600 compared to the three months ended March 31, 2025. There were 300,000 shares issued for bonuses related to the acquisitions of subsidiaries valued at $141,600 for the three months ended March 31, 2025. There were no such bonuses awarded in 2026.

Other advisory services decreased $89,207 due to reduced Investor Relations expenses incurred and required between March 2026 and 2025. Investor relations expenses were settled through the issuance of 300,000 shares of common stock in the three months ended March 31, 2025.

Accounting and Auditing fees for the three months ended March 31, 2025 included a bonus of 33,334 shares of common stock valued at $40,000 at the time of issuance paid to the former contracted accountant. There were no such bonuses rendered in 2026.

Loss from Operations

The Company’s loss from operations during the three months ended March 31, 2026 and 2025 was $54,670 and $367,106, respectively.

Other Income (Expense)

Other Income comprises a gain from embedded derivative of $42,392 for the three months ended March 31, 2026 and a loss from embedded derivative of $(36,466) for the three months ended March 31, 2025.

Other expenses for the three months ended March 31, 2026 and 2025, respectively, were $80,798 and $78,654, consisting of interest expense on the GA3 Consortium convertible notes and the Spanos note payable.

Net Loss

Net loss was $(93,076) for the three months ended March 31, 2026, compared to a net loss of $(472,226) for the three months ended March 31, 2025. The improvement of $379,150 reflects the commencement of substantial revenue-generating operations across both subsidiaries, reduced holding company costs and the gain on embedded derivative calculations.

Liquidity and Capital Resources

Cash was $44,468 on March 31, 2026 compared to $29,011 on December 31, 2025. The net increase of $15,457 reflects net cash used in operating activities of $(3,174) and net proceeds from short-term related-party loans of $18,631.

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

Financing activities provided $18,631 and $0 from net short-term loan proceeds from related parties for the three months ended March 31, 2026 and 2025, respectively. Management is actively pursuing additional working capital financing through equity raises, strategic partnerships, and operating cash flow improvements.

The Company’s working capital deficit was $3,991,762 at March 31, 2026, and $3,902,970 at December 31, 2025. Included in the working capital deficit for the three months ended March 31, 2026 and year ended December 31, 2025 is $2,640,712 in Acquisition Credits as a contingent liability which is solely settleable in equity to be issued for acquiring the subsidiaries AIGFB & AE NV, in the amount of $2,500,712, with an additional issuance of $140,000 for a reduction in accounts payable.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we are subject to ordinary routine litigation incidental to our normal business operations. On February 6, 2026, Gregg Templeton filed a Statement of Claim with the American Arbitration Association claiming Failure to Pay Wage, Failure to Reimburse Expenses; Statutory Wage Violation under New York Law; Fraud and Unjust Enrichment. The AAA rejected the claim due to the procedural process and improper venue election. After rejection by AAA, Templeton’s legal counsel advised the Company of his intention to petition a New York Court to accept the complaint under an arbitration demand. The petition was filed on March 25, 2026. The claim related to an Employment Agreement dated on or about February 28, 2019. On May 30, 2025, the Company received a demand letter from an attorney representing the contractor in the amount of $286,010 including wages, expenses and interest. Mr. Templeton asserts interest has continued to accrue and the current claim now exceeds $300,000. Templeton was terminated by the Company in February 3, 2020 after an unauthorized diversion of $40,000 in Company funds to Templeton’s personal accounts was discovered by the Company, as well as his being barred by FINRA from certain aspects of any securities business, for similar conduct on multiple prior occasions. The Company disputes the claim in its entirety but has maintained an accrual of $54,525 related to the dispute. This amount was recorded on March 31, 2022 as an account payable for services in that quarter. The Company has not made any change to its accrual as of this time. The Company will defend itself vigorously and assert claims of misconduct against the former contractor.

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

The foregoing information is a summary of each of the agreements involved in the transaction described above, is not complete, and is qualified in its entirety by reference to the full text of those agreements, each of which is attached an exhibit to this Quarterly Report on Form 10-Q/A. Readers should review those agreements for a complete understanding of the terms and conditions associated with this transaction.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

During the three months ended March 31, 2026, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q/A.

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

SENTIENT BRANDS HOLDINGS INC.

Dated: June 15, 2026	/s/ Serge Knazev
Serge Knazev
Interim Chief Executive Officer
(Principal Executive Officer)

Dated: June 15, 2026	/s/ Jeanene Morgan
Jeanene Morgan
Chief Financial Officer
(Principal Financial and Accounting Officer)

