Form 10-Q
period 2026-06-30
SENTIENT BRANDS HOLDINGS INC.
filed 2026-08-11
CIK 1358633

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

Commission File Number: 001-34861

SENTIENT BRANDS HOLDINGS INC.

(Exact name of registrant as specified in its charter)

Nevada	86-3765910
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

30 N Gould St, Ste. 61963, Sheridan, WY 82801

(Address of principal executive offices) (zip code)

Registrant’s telephone number: 646-202-2897

Securities registered pursuant to Section 12(b) of the Act: None.

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

As of August 11, 2026, there were 4,462,771 shares of common stock, par value $0.001 per share, issued and outstanding. A reverse recapitalization of the common stock at a ratio of 1-for-30 became effective January 2, 2026, and all share amounts herein are presented on a post-split basis. As described in Note 14, an aggregate of 455,496 of the issued and outstanding shares has been irrevocably surrendered to the Company for cancellation and is pending cancellation by the Company’s transfer agent. These shares are included in the number of shares issued and outstanding as of the date of filing.

SENTIENT BRANDS HOLDINGS INC.

FORM 10-Q QUARTERLY REPORT

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) for smaller reporting companies. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026. These statements should be read in conjunction with the audited annual consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

SENTIENT BRANDS HOLDINGS INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2026	2025
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash	$143,799	$29,011
Accounts receivable	432,506	423,138
Prepaid expenses	37,197	51,980
Prepaid fulfilment fees	415,394	292,657
TOTAL CURRENT ASSETS	1,028,896	796,786

Fixed Assets (net)	91,953	97,106
Intangible Assets (net)	1,164,456	1,167,872
Goodwill	532,473	532,473
TOTAL ASSETS	$2,817,778	$2,594,237

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$542,430	$407,911
Short-term loans payable	191,969	123,098
Notes payable	41,250	41,250
Convertible notes payable	715,789	715,789
Accrued interest	892,204	726,500
Derivative liability	6,355	44,496
Acquisition credits	2,640,712	2,640,712
TOTAL CURRENT LIABILITIES	5,030,709	4,699,756
TOTAL LIABILITIES	5,030,709	4,699,756
Commitments and contingencies (Note 12)

STOCKHOLDERS’ DEFICIT
Preferred Stock - Par Value of $0.001;
25,000,000 shares authorized; 1,000,000 and 1,000,000
shares issued and outstanding as of June 30,
2026 and December 31, 2025, respectively	1,000	1,000
Common Stock - Par Value of $0.001;
500,000,000 shares authorized; 4,462,771
and 4,117,771 shares issued and outstanding, respectively
as of June 30, 2026 and December 31, 2025	4,462	4,117
Additional paid-in capital	4,213,413	4,151,258
Common stock subscription	41,000	71,000
Accumulated deficit	(6,472,806)	(6,332,894)
TOTAL STOCKHOLDERS’ DEFICIT	(2,212,931)	(2,105,519)
TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$2,817,778	$2,594,237

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

SENTIENT BRANDS HOLDINGS INC.

AND SUBSIDIARIES

 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
	Unaudited	Restated	Unaudited	Restated

Revenue	$465,211	$110,600	$693,172	$110,600
Cost of revenue	291,897	115,712	455,648	116,312

Gross profit (loss)	173,314	(5,112)	237,524	(5,712)

Operating expenses:
Advertising and marketing	-	-	-	-
General and administrative	7,513	4,564	12,806	7,685
Legal and professional	54,479	255,548	120,566	467,832
Management fees	69,000	99,545	116,500	250,645

TOTAL OPERATING EXPENSES	130,992	359,657	249,872	726,162

INCOME (LOSS) FROM OPERATIONS	42,322	(364,769)	(12,348)	(731,874)

Other Income (Expenses)
Derivative gain (loss)	(4,251)	(35,863)	38,141	(72,329)
Settlement of legal claims	-	-	-	10,000
Interest expense	(84,907)	(72,488)	(165,705)	(151,142)
Total Other Income (Expenses)	(89,158)	(108,351)	(127,564)	(213,471)

NET LOSS	$(46,836)	$(473,120)	$(139,912)	$(945,345)

NET LOSS PER COMMON SHARE - BASIC AND DILUTED	$(0.01)	$(0.12)	$(0.03)	$(0.28)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	4,369,535	3,919,199	4,253,857	3,401,192

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

SENTIENT BRANDS HOLDINGS INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

UNAUDITED

	Common Stock		Preferred Stock		Common Stock to be	Paid in	Accumulated
June 30, 2026	Shares	Amount	Shares	Amount	issued	Capital	Deficit	Total
Balance - December 31, 2025	4,117,771	$4,117	1,000,000	$1,000	$71,000	$4,151,258	$(6,332,894)	$(2,105,519)
Common stock issued from 2026 Employee Stock Plan	325,000	325	-	-	-	32,175	-	32,500
Subscribed common shares issued	20,000	20	-	-	(30,000)	29,980	-	-
Net loss for the year	-	-	-	-	-	-	(139,912)	(139,912)

Balances June 30, 2026	4,462,771	$4,462	1,000,000	$1,000	$41,000	$4,213,413	$(6,472,806)	$(2,212,931)

June 30, 2025	Common Stock		Preferred Stock		Common Stock to be	Paid in	Accumulated
(restated)	Shares	Amount	Shares	Amount	issued	Capital	Deficit	Total

Balance - December 31, 2024	2,364,018	$2,364	1,000,000	$1,000	$68,054	$2,326,954	$(5,131,317)	$(2,732,945)
Common stock issued in settlement of accounts payable	56,667	57	-	-	-	84,943	-	85,000
Subscribed common shares issued	33,334	33	-	-	-	49,967	-	50,000
Common stock issued for converted debt and accrued interest	1,017,545	1,017	-	-	(68,054)	1,150,439	-	1,083,402
Common stock issued for services	465,000	465	-	-	-	453,135	-	453,600
Common stock sold to investors not issued	-	-	-	-	41,000	-	-	41,000
Conversion of debt and accrued interest into common stock not issued	-	-	-	-	30,000	-	-	30,000
Preferred shares retired to treasury	-	-	(1,000,000)	(1,000)	-	1,000	-	-
Net loss for the year	-	-	-	-	-	-	(945,345)	(945,345)

Balances June 30, 2025	3,936,564	$3,936	-	$-	$71,000	$4,066,438	$(6,076,662)	$(1,935,288)

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

SENTIENT BRANDS HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

	For the six months ended
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(139,912)	$(945,345)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation & amortization expenses	8,569	3,224
Issuance of common stock for services	-	453,600
Interest expense	165,705	151,142
Derivative gain (loss)	(38,141)	72,329
Issuance of common stock for debt and interest	-	228,245
Changes in operating assets and liabilities:	-	-
Accounts receivable	(9,368)	(61,000)
Prepaid expenses	14,784	(169,462)
Inventory	-	(283,451)
Acquisition credits issued for subsidiaries	-	595,440
Prepaid fulfilment costs	(122,737)	-
Accounts payable and accrued expenses	167,017	(41,914)
NET CASH PROVIDED BY OPERATING ACTIVITIES	45,917	2,808

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in intangible assets	-	(2,500)
Investment in fixed assets	-	(82,492)
NET CASH USED BY INVESTMENT ACTIVITIES	-	(84,992)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from sale of common stock	-	121,000
Proceeds from short-term loans	68,871	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	68,871	121,000
INCREASE IN CASH	114,788	38,816

CASH-BEGINNING OF PERIOD	29,011	3,432
CASH-END OF PERIOD	$143,799	$42,248

Supplemental schedule of non-cash financing activity:
Shares issued for converted debt and interest	$-	$813,297
Shares issued for consulting services	$32,500	-
Shares issued for previously purchased common stock	$30,000	$-

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

SENTIENT BRANDS HOLDINGS INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026 AND 2025 (UNAUDITED)

NOTE 1. ORGANIZATION AND NATURE OF OPERATIONS

Business Description

SENTIENT BRANDS HOLDINGS INC. (“SNBH” or the “Company”) is a next-generation brand platform focused on the acquisition, development, and commercialization of premium and functional consumer packaged goods (“CPG”).

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

Effective January 1, 2026, the Company was scheduled to acquire all outstanding shares of Wyoming Bears, Inc. (WYB), a California-based distributor of consumer packaged goods, to 100% ownership pursuant to an amendment to the Share Exchange Agreement approved December 31, 2025. The parties have agreed to defer the acquisition and change of control until October 1, 2026. The Company is focusing on growing its current subsidiaries and remediating its balance sheet and overhead prior to an additional acquisition. As a result, no results for WYB were included in these condensed consolidated interim financial statements.

Basis of Presentation

The unaudited condensed consolidated interim financial statements have been prepared in conformity with the U.S. Securities and Exchange Commission (“SEC”) requirements for smaller reporting companies on Form 10-Q. All material intercompany balances and transactions have been eliminated in consolidation.

Effective January 2, 2026, the Company executed a reverse recapitalization of its common stock at a ratio of 1-for-30. All share and per share information has been retroactively adjusted to reflect the reverse recapitalization for all periods presented. The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the SEC for smaller reporting companies. All material intercompany balances and transactions have been eliminated. These condensed consolidated interim financial statements include the accounts of the Company and its wholly-owned subsidiaries. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026. Certain prior period amounts have been reclassified to conform to the current period presentation, with no material impact on reported financial position or results of operations.

These statements should be read in conjunction with the audited condensed consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC.

Going Concern

The accompanying condensed consolidated interim financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred losses since inception and has an accumulated deficit of $6,472,806 as of June 30, 2026, a total stockholders’ deficit of $2,212,931, and a working capital deficit of $4,001,813. Included in the working capital deficit for the six months ended June 30, 2026 and the year ended December 31, 2025 is $2,640,712 in Acquisition Credits as a contingent liability which is solely settleable in equity to be issued for acquiring the subsidiaries AIGFB & AE NV, in the amount of $2,500,712, with an additional issuance of $140,000 to a vendor in settlement of an accounts payable. Although the Company generated income from operations of $42,322 for the three months ended June 30, 2026, it incurred net losses of $46,836 and $139,912 for the three and six months then ended, respectively. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

To address these challenges, management is executing a strategic plan focused on the following areas:

●	Operational Efficiency: The Company has implemented strict cost-control measures, including a policy requiring detailed activity reporting on all professional service invoices and the suspension of board fees, to reduce general and administrative (G&A) overhead.
●	Revenue Scaling: We are prioritizing the growth of our existing CPG subsidiaries, AIG-F&B, Inc. and Aqua Emergency, Inc., by leveraging product innovation and expanding distribution channels within our core wellness and emergency preparedness markets.
●	Liquidity and Capital Access: We are actively pursuing additional working capital through potential strategic partnerships and equity financing opportunities.
●	Balance Sheet Restructuring: We are in discussions with the convertible note holder to restructure terms and conditions including conversion pricing, equity conversion and interest rate reductions.

There can be no assurance that these initiatives will be successful or that the Company will achieve sustainable profitability. If we are unable to secure additional financing on satisfactory terms, our business and financial condition could be materially and adversely affected.

NOTE 2. RESTATEMENTS

The Results of Operations and the respective unaudited condensed consolidated interim Financial Statements for the three and six months ended June 30, 2025 have been restated. The restatement of previously issued financial statements resulted from errors and omissions related to record keeping, accounting, management operations, debt and equity arrangements which indicated a failure in the design or operation of certain controls. Specifically:

There was a change in calculation of interest expense related to the existing convertible note payable to compound interest as specified in the note documents versus simple interest recorded by the Company. This change in calculation resulted in $33,120 and $61,676 of additional interest expense for the three and six months ended June 30, 2025.

It was discovered that the derivative value of the embedded conversion of one feature of a convertible note payable and three warrant grants were not recognized in the periods prior to 2026. This resulted in an adjustment to a derivative loss of $35,863 and $72,329 recorded for the three and six months ended June 30, 2025, respectively.

There was an adjustment for the three months ended March 31, 2025 of $117,760 for management fees that had not been accrued. 122,667 shares were issued on February 11, 2025 in full satisfaction of the accrued amount due.

Subsequent to the filing of the Form 10-Q on May 14, 2026, the Company discovered these errors in the comparative presentation of the Condensed Consolidated Statements of Stockholders’ Deficit and Condensed Consolidated Statements of Cash Flows for the three month period ended March 31, 2025. These errors had no impact on the Company’s previously reported condensed consolidated statements of operations, total assets, or total liabilities.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of condensed consolidated interim financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect reported amounts. Actual results could differ from those estimates.

Cash

The Company considers all short-term highly liquid investments with an original maturity date of purchase of three months or less to be cash equivalents. The Company had no cash equivalents for the periods presented.

Revenue Recognition

Revenue is recognized under ASC Topic 606, Revenues from Contracts with Customers, when control of goods is transferred to customers. The Company’s revenues are generated through its condensed consolidated subsidiaries AIG-F&B, Inc. (wholesale distribution) and Aqua Emergency, Inc. (product sales, shipping, and subscription-based programs). Revenues are presented net of intercompany eliminations.

Net Earnings (Loss) Per Common Share

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted earnings per share gives effect to dilutive potential common shares outstanding during the period. For periods in which the Company reports a net loss, potentially dilutive securities are excluded because their effect would be anti-dilutive.

Stock-Based Compensation

In accordance with ASC Topic 718, Compensation – Stock Compensation, the Company measures compensation cost for share-based awards at fair value on the grant date and recognizes expenses over the vesting period. During the six months ended June 30, 2026, the Company issued 325,000 shares of common stock, recorded at $0.10 per share, under the Sentient Brands Holdings, Inc. 2026 Employee Benefit Plan in settlement of $32,500 of previously accrued employee benefit plan expense (see Note 11).

Depreciation and Amortization

Property, plant and equipment is depreciated on a straight-line basis over estimated useful lives of 3–15 years. Intangible assets with finite useful lives are amortized on a straight-line basis over their estimated useful lives. For the three months ended June 30, 2026 and 2025, respectively, the Company recorded $2,577 and $2,254 of depreciation expense and $1,708 and $0 of amortization expense. For the six months ended June 30, 2026 and 2025, respectively, the Company recorded $5,153 and $3,224 of depreciation expense and $3,416 and $0 of amortization expense.

Derivative Financial Instruments

The Company evaluates all financial instruments for bifurcation of embedded derivatives under ASC Topic 815, Derivatives and Hedging. For the three months ended June 30, 2026 and 2025, a loss of $4,251 and $35,863, respectively, was realized on the embedded derivative calculation, For the six months ended June 30, 2026, a gain of $38,141 was recognized compared to a loss of $72,329 for the six months ended June 30, 2025.

Fair Value of Financial Instruments

The Company measures derivative liabilities at fair value using Level 3 unobservable inputs (Black-Scholes model). The derivative liability was $6,355 at June 30, 2026 and $44,496 at December 31, 2025 (see Note 9). There were no transfers to or from Level 3 during the quarter.

The unobservable inputs used for the Black-Scholes model are as follow:

Fair Value at	Fair Value at			Range	Range
December 31, 2025	June 30, 2026	Valuation Technique	Unobservable Input	December 31, 2025	June 30, 2026
$44,496	$6,355	Black-Scholes Option Pricing Model	Expected Volatility	260%	248%
			Risk-Free Interest Rate	3.700%	3.910%
			Expected Term (Years)	1.33	1.33
			Dividend Yield	0.00%	0.00%
			Underlying Yield	$0.017	$0.002

The derivative liabilities for the three and six months ended June 30, 2026:

	Three Months Ended	Six Months Ended
Derivative Liabilities	June 30, 2026	June 30, 2026
Beginning Balance	$2,104	$44,496
Total gains (losses) recognized in earnings	(4,251)	38,141
Transfers/Issuances/Settlements	-	-
Ending Balance	$6,355	$6,355

Income Taxes

Income taxes are accounted for under ASC Topic 740, Income Taxes. The Company has significant deferred tax assets arising from net operating loss carry forwards, which are fully offset by a valuation allowance as management has determined that realization is not more likely than not. No income tax provision or benefit has been recognized for the six months ended June 30, 2026 or June 30, 2025.

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

Recently Issued Accounting Standards

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (FASB) that may have an impact on the Company’s accounting and reporting. The Company believes that such recently issued accounting pronouncements and other authoritative guidance for which the effective date is in the future either will not have an impact on its accounting or reporting or that such impact will not be material to its condensed consolidated interim financial position, results of operations, and cash flows when implemented, except as follows:

ASU 2024-04, Improvements to Accounting for Certain Convertible Instruments: This standard simplifies the accounting for instruments like the Company’s acquisition credits payable and convertible notes by eliminating specific separation models, which is expected to reduce future complexity and may result in a non-cash adjustment upon adoption in 2027.

The Company continues to evaluate the accounting and enhanced disclosure requirements of this standard.

NOTE 4. PREPAID FULFILLMENT COSTS

Prepaid fulfillment costs represent amounts prepaid to third-party co-manufacturers for inventory and drop-shipment fulfillment services. Prepaid fulfillment costs were $415,394 on June 30, 2026 and $292,657 on December 31, 2025.

NOTE 5. FIXED ASSETS

Fixed assets consist of the following:

	June 30, 2026 (Unaudited)	December 31, 2025 (Audited)
Machinery and equipment	$77,044	$77,044
Product artwork	25,849	25,849
Machinery and equipment – SNBH	38,777	38,777
Computers and equipment – SNBH	3,056	3,056
Total fixed assets, gross	144,726	144,726
Accumulated depreciation	(52,773)	(47,620)
Fixed assets, net	$91,953	$97,106

The SNBH fixed assets were fully depreciated as of the year ended December 31, 2025. Depreciation expense on the remaining machinery and equipment and product artwork was $2,577 and $5,153 for the three and six months ended June 30, 2026, respectively.

NOTE 6. INTANGIBLE ASSETS AND GOODWILL

Intangible assets and goodwill consist of the following:

	June 30, 2026 (Unaudited)	December 31, 2025 (Audited)
Licenses – Aqua Emergency, Inc.	$1,150,000	$1,150,000
Goodwill	532,473	532,473
Website development	20,496	20,496
Total intangible assets and goodwill, gross	1,702,969	1,702,969
Accumulated amortization	(6,040)	(2,624)
Intangible assets and goodwill, net	$1,696,929	$1,700,345

Goodwill of $532,473 and Licenses of $1,150,000 relates to the acquisition of Aqua Emergency, Inc. and is not subject to amortization under ASC Topic 350, Goodwill and Other, but are reviewed for impairment each period. As of June 30, 2026 and December 31, 2025, no impairment was recognized.

Amortization expenses for Website Development were $1,708 and $3,416 for the three and six months ended June 30, 2026, respectively, and $0 for each of the comparable 2025 periods.

NOTE 7. SHORT-TERM LOANS PAYABLE

Short-term loans payable consists of advances from related parties for operating expenses. The balance of $191,969 at June 30, 2026 consists of $129,166 payable to Serge Knazev, interim Chief Executive Officer, $23,303 payable to Lee Puglisi, and $39,500 payable to GA3 Consortium, an affiliated company. The $68,871 increase during the six months ended June 30, 2026 represents Company expenses paid directly by related-party creditors on the Company’s behalf; no cash was directly advanced to the Company. The advances are non-interest-bearing and due on demand.

NOTE 8. NOTES PAYABLE

On August 19, 2025, the Company issued a note payable to Stephen Spanos in exchange for an account payable related to certain services rendered to the Company. Principal is $41,250. Interest accrues at a rate of 12% per annum. Interest expense was $1,238 and $0 for the three months ended June 30, 2026 and 2025, respectively, and $1,251 and $0 for the six months ended June 30, 2026 and 2025, respectively. Accrued interest on this note was $4,299 on June 30, 2026 and $1,810 on December 31, 2025. No payments have been made against this note payable or interest (see Note 13). The note had a maturity of October 19, 2025. There has been no notice of default and there is no change in interest rate upon default. The Company has not received a notice of waiver or forbearance.

NOTE 9. CONVERTIBLE NOTES PAYABLE AND DERIVATIVE LIABILITY

Convertible notes payable consists entirely of the GA3 Consortium convertible notes with a principal balance of $715,789 at both June 30, 2026 and December 31, 2025. Accrued interest increased from $726,500 at December 31, 2025 to $887,906 at June 30, 2026.

For the three months ended June 30, 2026 and 2025, a loss of $4,251 and $35,863, respectively, was realized on the embedded derivative calculation, For the six months ended June 30, 2026, a gain of $38,141 was recognized compared to a loss of $72,329 for the six months ended June 30, 2025. A derivative liability of $6,355 and $44,496 remained outstanding on June 30, 2026 and December 31, 2025, respectively.

These convertible notes were in default upon the maturity date of each which occurred on April 28, 2022 for the first note in the amount of $315,789 and November 19, 2022 for the second note in the amount of $400,000. The default interest rate is 22%. Under the terms of the note documents, no notice of default was required by the holder. The Company has not received a notice of waiver or forbearance, although the holder and the Company are in discussions to amend the terms of the notes. No change has been agreed upon as of the date of this filing.

NOTE 10. ACQUISITION CREDITS PAYABLE

Acquisition credits payable of $2,640,712 at June 30, 2026 and December 31, 2025 represent contingent equity consideration issued to the former shareholders of AIG-F&B, Inc. ($595,440) and Aqua Emergency Nevada ($1,905,272), and amounts issued in extinguishment of other obligations. The balance was unchanged during the six months ended June 30, 2026.

NOTE 11. STOCKHOLDERS’ DEFICIT

Preferred Stock

The Company has 25,000,000 shares of Preferred Stock authorized at $0.001 par value. As of June 30, 2026 and December 31, 2025, 1,000,000 shares of Preferred Series B stock were issued and outstanding.

Common Stock

The Company has 500,000,000 shares of Common Stock authorized at $0.001 par value. As of June 30, 2026, 4,462,771 shares were issued and outstanding, retroactively adjusted for the 1-for-30 reverse recapitalization effective January 2, 2026.

On January 2, 2026, the Company issued 20,000 shares of its common stock to an individual in exchange for cash that had been received in February 2025.

On April 23, 2026, the Company issued 300,000 shares from its 2026 Employee Benefit Plan.

On June 25, 2026, the Company issued 25,000 shares from its 2026 Employee Benefit Plan.

There were no other shares issued in the six months ended June 30, 2026.

Employee Benefit Plan – 2026

On March 5, 2026, the Board of Directors approved the issuance of up to 785,000 shares of common stock under the Sentient Brands Holdings, Inc. 2026 Employee Benefit Plan at $0.10 per share, vesting April 20, 2026. Of the approved shares, 325,000 were issued during the second quarter of 2026 in settlement of $32,500 of accrued plan expense; 465,000 shares with a value of $46,500 have been earned but not yet issued and are recorded as accrued expenses.

The Form S-8 was filed with the U.S. Securities and Exchange Commission (SEC) on February 2, 2026 authorizing 1,000,000 shares of common stock to be issued to employees and contractors.

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

NOTE 13. RELATED PARTY TRANSACTIONS

As of June 30, 2026, $191,969 in short-term loans payable was due to related parties, including the Company’s interim Chief Executive Officer (see Note 7). During the six months ended June 30, 2026, related parties paid $68,871 of Company expenses directly on the Company’s behalf, which was recorded as an increase in short-term loans payable.

On August 19, 2025, the Company issued a note payable to Stephen Spanos, the former CFO, in exchange for an account payable related to certain services rendered to the Company. Principal is $41,250. Interest accrues at a rate of 12% per annum (see Note 8).

NOTE 14. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through August 11, 2026, the date these financial statements were available to be issued.

Effective January 1, 2026, the Company was scheduled to acquire all outstanding shares of Wyoming Bears, Inc. (WYB), a California-based distributor of consumer packaged goods, to 100% ownership pursuant to an amendment to the Share Exchange Agreement approved December 31, 2025. The parties have agreed to defer the acquisition and change of control until October 1, 2026. The Company is focusing on growing its current subsidiaries and remediating its balance sheet and overhead prior to an additional acquisition. As a result, no results for WYB were included in these condensed consolidated interim financial statements.

Compliance and Restitution Initiative; Settlement Agreements

On July 1, 2026, Sentient Brands Holdings Inc. (the “Company”) entered into two separate confidential pre-filing settlement and cooperation agreements (collectively, the “Agreements”), each with a former member of the Company’s management, in furtherance of the “Compliance and Restitution” initiative described in the Company’s Current Report on Form 8-K filed June 23, 2026, under which the Board of Directors (the “Board”) authorized the Company to pursue, among other things, the recovery and cancellation of equity the Board has identified as having been improperly issued and the recovery of assets for the Company’s. The Company executed each of the Agreements solely through independent authority, acting through disinterested members of the Board and not through any person whose conduct is subject to the Board’s ongoing review of historical corporate actions. In each case, the Company is coordinating on a unified basis with a group of 25 investors and other parties (collectively, the “Plaintiff Parties”) under a previously disclosed Joint Representation and Confidentiality Agreement.

Under the Agreements, the former members of management have agreed to provide full, truthful and continuing cooperation to the Plaintiff Parties in connection with contemplated legal actions arising out of the historical transactions, billing records, debt and share issuances under the Board’s review — including by executing sworn declarations, preserving and producing documents, and providing truthful testimony — and to make restitution to the Company through the surrender and cancellation of shares. In the aggregate, the Agreements provide for the surrender and cancellation to the Company of 455,496 restricted shares of the Company’s common stock (13,664,747 shares on a pre-reverse-split basis, prior to the Company’s 1-for-30 reverse stock split effected January 2, 2026), in each case without any monetary payment by the Company for such shares. The surrendered shares will be cancelled and retired and restored to the status of authorized but unissued shares of the Company in accordance with Nevada law, and will not be held as treasury shares. The Agreements characterize the surrender and cancellation as restitution and the rescission and disgorgement of improperly issued shares to the Company, and not as monetary settlement consideration; the surrenders are effective immediately upon execution, are irrevocable, and will remain effective even if the related releases are later revoked.

In consideration of that cooperation and restitution, the Plaintiff Parties have agreed to conditional releases and covenants not to sue (and, as applicable, forbearance from prosecuting and the dismissal or holding in abeyance of claims), in each case conditioned on the continued, complete and truthful cooperation of the applicable party and subject to revocation upon a material breach. The Agreements contain no monetary settlement consideration paid to the Plaintiff Parties, and no party will pay any fee, bonus or settlement payment in exchange for testimony or cooperation; reimbursement is limited to reasonable, documented out-of-pocket expenses. Each Agreement provides that the applicable party’s sole obligation is to provide complete and truthful information and testimony, that no party may request that the party adopt any particular version of facts, and that the party retains the right to communicate directly with the U.S. Securities and Exchange Commission and other governmental authorities without prior notice to or approval from any party. The Company believes the Agreements advance the objectives of its Compliance and Restitution initiative by securing the cooperation of two former members of management and the return and cancellation of a substantial number of shares to the Company.

Each of the Agreements is governed by the laws of the State of New York, except that matters of the Company’s corporate authority, the share surrender and cancellation, and related matters are governed by Nevada law. Each Agreement is a confidential settlement communication. The foregoing descriptions of the Agreements are summaries only, do not purport to be complete, and the Company has not filed either Agreement as an exhibit to this Current Report on Form 10-Q.

As of the date of this filing, the contemplated legal actions referenced in the Agreements have not been filed, and the Company can provide no assurance as to the timing, outcome, or amount of any recovery, restitution, or cancellation of securities that may result from the matters described above, beyond the cancellation of the shares surrendered under the Agreements. The Company has provided the foregoing disclosure on a voluntary basis, does not undertake to disclose its litigation strategy, and undertakes to make such further disclosures regarding these matters as may be required by the federal securities laws.

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

Forward-Looking Statements

All statements other than statements of historical fact included in this Form 10-Q including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this Form 10-Q, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of a number of factors, including those set forth under the risk factors and business sections in this Form 10-Q

Overview

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

Going Concern

The accompanying condensed consolidated interim financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred losses since inception and has an accumulated deficit of $6,472,806 as of June 30, 2026, a total stockholders’ deficit of $2,212,931, and a working capital deficit of $4,001,813. Included in the working capital deficit for the three and six months ended June30, 2026 and the year ended December 31, 2025 is $2,640,712 in Acquisition Credits as a contingent liability which is solely settleable in equity to be issued for acquiring the subsidiaries AIGFB & AE NV, in the amount of $2,500,712, with an additional issuance of $140,000 to a vendor in settlement of an accounts payable. Although the Company generated income from operations of $42,322 for the three months ended June 30, 2026, it incurred net losses of $46,836 and $139,912 for the three and six months then ended. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

To address these challenges, management is executing a strategic plan focused on the following areas:

●	Operational Efficiency: The Company has implemented strict cost-control measures, including a policy requiring detailed activity reporting on all professional service invoices and the suspension of board fees, to reduce general and administrative (G&A) overhead.
●	Revenue Scaling: We are prioritizing the growth of our existing CPG subsidiaries, AIG-F&B, Inc. and Aqua Emergency, Inc., by leveraging product innovation and expanding distribution channels within our core wellness and emergency preparedness markets.
●	Liquidity and Capital Access: We are actively pursuing additional working capital through potential strategic partnerships and equity financing opportunities.
●	Balance Sheet Restructuring: We are in discussions with the convertible note holder to restructure terms and conditions including conversion pricing, equity conversion and interest rate reductions.

There can be no assurance that these initiatives will be successful or that the Company will achieve sustainable profitability. If we are unable to secure additional financing on satisfactory terms, our business and financial condition could be materially and adversely affected.

Results of Operations – Three and Six Months Ended June 30, 2026 vs. June 30, 2025

Revenue

Total condensed consolidated revenues were $462,461 for the three months ended June 30, 2026, compared to $110,600 for the comparable 2025 period, an increase of $351,861, and for the six months ended June 30, 2026 and 2025, respectively, were $693,172 and $110,600, reflecting the ramp-up of revenue-generating operations across both operating subsidiaries.

Cost of Revenues and Gross Profit

Cost of revenues was $289,147 for the three months ended June 30, 2026, compared to $115,712 for the three months ended June 30, 2025. Cost of revenues for the six months ended June 30, 2026 was $455,648 compared to $116,312 for the six months ended June 30, 2025.

Gross profit was $173,314 compared to a gross loss of ($5,112) for the three months ended June 30, 2026 and 2025, respectively. For the six months ended June 30, 2026 gross profit was $237,524 compared to a gross loss of ($5,712) for the six months ended June 30, 2025.

Operating Expenses

For the three and six months ended June 30, 2026 and 2025, operating expenses consisted of the following:

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
	Unaudited	Restated	Unaudited	Restated

General and Administrative	$7,513	$4,564	$12,806	$7,685
Legal and Professional	54,479	255,548	120,566	467,832
Management Fees	69,000	99,545	116,500	250,645

TOTAL OPERATING EXPENSES	$130,992	$359,657	$249,872	$726,162

Total operating expenses were $130,992 and $359,657 for the three months ended June 30, 2026 and 2025, respectively and $249,872 and $726,162 for the six months ended June 30, 2026 and 2025, respectively. The decrease in operating expenses was due to legal and professional and management fees expenses.

The Company instituted a policy requiring all officers and directors to present detailed activity on an approved invoice basis rather than through fixed consulting agreements. In addition, the board of directors agreed to suspend their board fees until further notice. Both of these initiatives resulted in a significant reduction in management fees. During the six months ended June 30, 2026, there was a reduction of $134,145 in management fees compared to the six months ended June 30, 2025. There were 118,007 shares of common stock issued for bonuses related to the acquisitions of subsidiaries valued at $141,600 for the six months ended June 30, 2025. No such bonuses were awarded in 2026. The recipient of 66,667 of these bonus shares has agreed to surrender those shares to the Company as part of the Settlement Agreements (see Note 14).

Legal and Professional fees include legal fees, auditing and accounting services, investor relations and other professional fees. There was a reduction of legal fees costs of $212,253 compared to the six months ended June 30, 2025. There were 66,667 shares of common stock issued for bonuses for legal services related to the acquisitions of subsidiaries valued at $176,000 for the three and six months ended June 30, 2025. There were no such bonuses awarded in 2026.

Other advisory services decreased $101,088 due to reduced Investor Relations expenses incurred and required between June 2026 and 2025. Investor relations expenses were settled through the issuance of 100,000 shares of common stock in the six months ended June 30, 2025.

Accounting and Auditing fees for the three and six months ended June 30, 2025 included a bonus of 33,334 shares of common stock valued at $40,000 at the time of issuance paid to the former contracted accountant. There were no such bonuses rendered in 2026.

Income (Loss) from Operations

The Company’s income (loss) from operations during the three months ended June 30, 2026 and 2025 was $42,322 and ($364,769), respectively. The loss from operations during the six months ended June 30, 2026 and 2025, respectively, was ($12,348) and ($731,874).

Other Income (Expense)

Net other expenses were ($89,158) and ($108,351) for the three months ended June 30, 2026 and 2025 and for the six months ended for June 30, 2026 and 2025, respectively, was ($127,564) and ($213,471).

The loss on the embedded derivatives for the three months ended June 30, 2026 and 2025 was ($4,251) and ($35,863) and the gain for the six months ended June 30, 2026 was $38,141 and loss for the six months ended June 30, 2025 was ($72,329).

Interest expense for the three and six months ended June 30, 2026 was $84,907 and $165,705. For the three and six months ended June 30, 2025, interest expense was $72,488 and $151,142.

Net Loss

Net loss was ($46,836) for the three months ended June 30, 2026, compared to a net loss of ($473,120) for the three months ended June 30, 2025. The improvement of $426,284 reflects the commencement of substantial revenue-generating operations across both subsidiaries, reduced holding company costs and the gain on embedded derivative calculations. Net loss for the six months ended June 30, 2026 and 2025, respectively, was ($139,912) and ($945,345), resulting in an improvement of $805,433.

Liquidity and Capital Resources

Cash was $143,799 on June 30, 2026 compared to $29,011 on December 31, 2025. The net increase of $114,788 reflects net cash provided by operating activities of $45,917 and net proceeds from short-term related-party loans of $68,871.

Net cash provided by operating activities for the six months ended June 30, 2026, reflecting net loss of ($139,912) adjusted for non-cash items of depreciation and amortization of $8,569, embedded derivative calculation loss of ($38,141), and interest expense of $165,705 plus working capital changes including collections of accounts receivable of $9,368, a decrease in prepaid fulfilment fees of $122,737 and an increase in accounts payable of $167,017.

Financing activities provided $68,871 and $0 from net short-term loan proceeds from related parties for the six months ended June 30, 2026 and 2025, respectively. Management is actively pursuing additional working capital financing through equity raises, strategic partnerships, and operating cash flow improvements.

The Company’s working capital deficit was $4,001,813 on June 30, 2026, and $3,902,970 on December 31, 2025. Included in the working capital deficit for the six months ended June 30, 2026 and year ended December 31, 2025 is $2,640,712 in Acquisition Credits as a contingent liability which is solely settleable in equity to be issued for acquiring the subsidiaries AIGFB & AE NV, in the amount of $2,500,712, with an additional issuance of $140,000 for a reduction in accounts payable.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act as of June 30, 2026, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2026, our disclosure controls and procedures are not effective at the reasonable assurance level due to the material weaknesses identified and described below.

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

Remediation Plan to Address the Material Weaknesses in Internal Control over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Management identified the following three material weaknesses that have caused management to conclude that, as of June 30, 2026, our internal control over financial reporting, was not effective at the reasonable assurance level:

1.	We do not have sufficient written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act as of the period ending June 30, 2026. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

2.	We do not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

3.	Effective controls over the control environment were not maintained. Specifically, a formally adopted written code of business conduct and ethics that governs our employees, officers, and directors was not in place. Additionally, management has not developed and effectively communicated to employees its accounting policies and procedures. This has resulted in inconsistent practices. Further, our Board of Directors currently has two independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

To address these material weaknesses, management performed additional analyses and other procedures to ensure that the condensed consolidated financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented. Accordingly, we believe that the condensed consolidated interim financial statements included in this report are fairly presented, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

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

Changes in Internal Controls

Other than the commencement of the Compliance and Restitution initiative described above, there were no changes in our internal control over financial reporting during the six months ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

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

Compliance and Restitution Initiative; Settlement Agreements

On July 1, 2026, Sentient Brands Holdings Inc. (the “Company”) entered into two separate confidential pre-filing settlement and cooperation agreements (collectively, the “Agreements”), each with a former member of the Company’s management, in furtherance of the “Compliance and Restitution” initiative described in the Company’s Current Report on Form 8-K filed June 23, 2026, under which the Board of Directors (the “Board”) authorized the Company to pursue, among other things, the recovery and cancellation of equity the Board has identified as having been improperly issued and the recovery of assets for the Company’s. The Company executed each of the Agreements solely through independent authority, acting through disinterested members of the Board and not through any person whose conduct is subject to the Board’s ongoing review of historical corporate actions. In each case, the Company is coordinating on a unified basis with a group of 25 investors and other parties (collectively, the “Plaintiff Parties”) under a previously disclosed Joint Representation and Confidentiality Agreement.

Under the Agreements, the former members of management have agreed to provide full, truthful and continuing cooperation to the Plaintiff Parties in connection with contemplated legal actions arising out of the historical transactions, billing records, debt and share issuances under the Board’s review — including by executing sworn declarations, preserving and producing documents, and providing truthful testimony — and to make restitution to the Company through the surrender and cancellation of shares. In the aggregate, the Agreements provide for the surrender and cancellation to the Company of 455,496 restricted shares of the Company’s common stock (13,664,747 shares on a pre-reverse-split basis, prior to the Company’s 1-for-30 reverse stock split effected January 2, 2026), in each case without any monetary payment by the Company for such shares. The surrendered shares will be cancelled and retired and restored to the status of authorized but unissued shares of the Company in accordance with Nevada law, and will not be held as treasury shares. The Agreements characterize the surrender and cancellation as restitution and the rescission and disgorgement of improperly issued shares to the Company, and not as monetary settlement consideration; the surrenders are effective immediately upon execution, are irrevocable, and will remain effective even if the related releases are later revoked.

In consideration of that cooperation and restitution, the Plaintiff Parties have agreed to conditional releases and covenants not to sue (and, as applicable, forbearance from prosecuting and the dismissal or holding in abeyance of claims), in each case conditioned on the continued, complete and truthful cooperation of the applicable party and subject to revocation upon a material breach. The Agreements contain no monetary settlement consideration paid to the Plaintiff Parties, and no party will pay any fee, bonus or settlement payment in exchange for testimony or cooperation; reimbursement is limited to reasonable, documented out-of-pocket expenses. Each Agreement provides that the applicable party’s sole obligation is to provide complete and truthful information and testimony, that no party may request that the party adopt any particular version of facts, and that the party retains the right to communicate directly with the U.S. Securities and Exchange Commission and other governmental authorities without prior notice to or approval from any party. The Company believes the Agreements advance the objectives of its Compliance and Restitution initiative by securing the cooperation of two former members of management and the return and cancellation of a substantial number of shares to the Company.

Each of the Agreements is governed by the laws of the State of New York, except that matters of the Company’s corporate authority, the share surrender and cancellation, and related matters are governed by Nevada law. Each Agreement is a confidential settlement communication. The foregoing descriptions of the Agreements are summaries only, do not purport to be complete, and the Company has not filed either Agreement as an exhibit.

As of the date of this filing, the contemplated legal actions referenced in the Agreements have not been filed, and the Company can provide no assurance as to the timing, outcome, or amount of any recovery, restitution, or cancellation of securities that may result from the matters described above, beyond the cancellation of the shares surrendered under the Agreements. The Company has provided the foregoing disclosure on a voluntary basis, does not undertake to disclose its litigation strategy, and undertakes to make such further disclosures regarding these matters as may be required by the federal securities laws.

ITEM 1A. RISK FACTORS

As a smaller reporting company, we are not required to provide information required by this Item. Reference is made to the risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2025, which are incorporated herein by reference.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 28, 2025 the Company sold 600,000 shares of its common stock to an investor for $30,000. The shares were issued on January 2, 2026 and subject to the 1-for-30 reverse split. The total shares issued post reverse was 20,000.

On April 23, 2026, the Company issued 300,000 shares from its 2026 Employee Benefit Plan.

On June 25, 2026, the Company issued 25,000 shares from its 2026 Employee Benefit Plan.

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

Shares issued under the 2026 Employee Benefit Plan are registered with the SEC through filing a Form S-8 on February 2, 2026. The 2026 Employee Benefit Plan as filed authorizes 1,000,000 shares of common stock to be issued.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The Company’s convertible notes payable to GA3 Consortium with a principal of $715,789 and $876,309 of accrued interest are currently in default upon the maturity date of each which occurred on April 28, 2022 for the first note in the amount of $315,789 and November 19, 2022 for the second note in the amount of $400,000. The default interest rate is 22%. These convertible notes were in default upon the maturity date of each which occurred on April 28, 2022 for the first note in the amount of $315,789 and November 19, 2022 in the amount of $400,000. The default interest rate is 22%. Under the terms of the note documents, no notice of default was required by the holder. The Company has not received a notice of waiver or forbearance, although the holder and the Company are in discussions to amend the terms of the notes. No change has been agreed upon as of the date of this filing.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

On May 1, 2026, the Board of Directors accepted the resignation of George Furlan from his positions as Director and Chief Executive Officer, effective May 1, 2026, and simultaneously approved the appointment of Serge Knazev as Interim Chief Executive Officer. Mr. Knazev previously served and continues to serve as President and Chief Operating Officer of the Company. The Company is conducting a search for a permanent Chief Executive Officer.

On June 16, 2026, the Company accepted the resignation of Dionne Pendleton as Director, Treasurer and Secretary. Ms. Pendleton’s resignation following her decision to transition from these roles and was not due to any disagreement with the Company on any matter relating to the Company’s operations, policies or practices. Ms. Pendleton has agreed to serve on committees in an advisory capacity as her time permits.

On June 16, 2026, the Board of Directors appointed Derek Wyman and Serge Knazev as directors of the Company. In addition, Mr. Wyman was appointed Treasurer and Mr. Knazev was appointed Secretary of the Company.

On June 23, 2026, the Company disclosed on Form 8-K (Item 8.01) the commencement of its Compliance and Restitution initiative, and on July 10, 2026 the Company disclosed on Form 8-K (Item 8.01) the settlement agreements and the aggregate share surrenders and cancellations under the Jones and Furlan Agreements. See Note 14 to the condensed consolidated interim financial statements.

No director or officer adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement during the quarter ended June 30, 2026.

ITEM 6. EXHIBITS

Exhibit No.	Exhibit Description
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*	Inline XBRL Document Set for the condensed consolidated interim financial statements and accompanying notes in Part I, Item 1 of this Quarterly Report on Form 10-Q.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SENTIENT BRANDS HOLDINGS INC.

Dated: August 11, 2026	/s/ Serge Knazev
Serge Knazev
Interim Chief Executive Officer
(Principal Executive Officer)

Dated: August 11, 2026	/s/ Jeanene Morgan
Jeanene Morgan
Chief Financial Officer
(Principal Financial and Accounting Officer)

