Form 10-Q
period 2026-09-30
SENTIENT BRANDS HOLDINGS INC.
filed 2026-11-09
CIK 1358633

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of November 9, 2026, there were 3,977,265 shares of common stock, par value $0.001 per share, issued and outstanding. A reverse recapitalization of the common stock at a ratio of 1-for-30 became effective January 2, 2026, and all share and per-share amounts herein are presented on a post-split basis. See Notes 11 and 14 for completed retirements and shares awaiting completion of cancellation procedures.

SENTIENT BRANDS HOLDINGS INC.

FORM 10-Q QUARTERLY REPORT

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

The accompanying unaudited condensed consolidated interim financial statements are presented in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to SEC rules for smaller reporting companies. They do not include all information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included. Operating results for the three and nine months ended September 30, 2026 are not necessarily indicative of full-year results. These statements should be read with the audited annual consolidated financial statements and notes in the Company’s Form 10-K for the year ended December 31, 2025.

SENTIENT BRANDS HOLDINGS INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2026	December 31, 2025
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash	$335,617	$29,011
Accounts receivable	313,053	423,138
Prepaid expenses	39,534	51,980
Prepaid fulfilment fees	381,232	292,657
TOTAL CURRENT ASSETS	1,069,436	796,786

Fixed Assets (net)	89,376	97,106
Intangible Assets (net)	1,162,748	1,167,872
Goodwill	532,473	532,473
TOTAL ASSETS	$2,854,033	$2,594,237

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$476,484	$407,911
Short-term loans payable	235,018	123,098
Notes payable	41,250	41,250
Convertible notes payable	715,789	715,789
Accrued interest	965,652	726,500
Derivative liability (at fair value)	4,650	44,496
Acquisition credits	2,640,712	2,640,712
TOTAL CURRENT LIABILITIES	5,079,555	4,699,756
TOTAL LIABILITIES	5,079,555	4,699,756
Commitments and contingencies (Note 12)

STOCKHOLDERS’ DEFICIT
Preferred Stock — $0.001 par value; 25,000,000 shares authorized; 1,000,000 shares issued and outstanding, respectively	1,000	1,000
Common Stock — $0.001 par value; 500,000,000 shares authorized; 4,575,465 and 4,117,771 shares issued and outstanding, respectively	4,575	4,117
Additional paid-in capital	4,263,414	4,151,258
Common stock subscription	41,000	71,000
Accumulated deficit	(6,535,511)	(6,332,894)
TOTAL STOCKHOLDERS’ DEFICIT	(2,225,522)	(2,105,519)
TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$2,854,033	$2,594,237

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

SENTIENT BRANDS HOLDINGS INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	Unaudited	Restated	Unaudited	Restated
Revenue	$395,496	$373,822	$1,088,668	$484,723
Cost of revenue	259,535	137,505	715,182	254,118
Gross profit	135,961	236,317	373,486	230,605
Operating expenses:
Advertising and marketing	–	7,200	–	7,200
General and administrative	4,829	27,807	17,635	35,492
Legal and professional	45,981	83,176	166,548	551,008
Management fees	58,500	101,700	175,000	352,345
TOTAL OPERATING EXPENSES	109,310	219,883	359,183	946,045
INCOME (LOSS) FROM OPERATIONS	26,651	16,434	14,303	(715,440)
Other Income (Expenses)
Derivative gain	1,705	103,056	39,846	30,727
Settlement of legal claims	–	5,000	–	15,000
Interest expense	(91,061)	(78,438)	(256,766)	(229,580)
Total Other Income (Expenses)	(89,356)	29,618	(216,920)	(183,853)
NET INCOME (LOSS)	$(62,705)	$46,052	$(202,617)	$(899,293)
EARNINGS (LOSS) PER COMMON SHARE — BASIC AND DILUTED	$(0.01)	$0.01	$(0.05)	$(0.25)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	4,326,360	3,936,561	4,276,600	3,587,577

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

SENTIENT BRANDS HOLDINGS INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

UNAUDITED

	Common Stock		Preferred Stock		Common Stock to	Paid in	Accumulated
September 30, 2026	Shares	Amount	Shares	Amount	be issued	Capital	Deficit	Total
Balance - December 31, 2025 (audited)	4,117,771	$4,117	1,000,000	$1,000	$71,000	$4,151,258	$(6,332,894)	$(2,105,519)
Common stock issued from 2026 Employee Stock Plan	650,000	650	–	–	–	64,350	–	65,000
Subscribed common shares issued	20,000	20	–	–	(30,000)	29,980	–	–
Common stock issued in settlement of accrued interest	222,242	222	–	–	–	17,392	–	17,614
Common shares cancelled and retired	(434,548)	(434)	–	–	–	434	–	–
Net loss for the nine months	–	–	–	–	–	–	(202,617)	(202,617)
Balances September 30, 2026	4,575,465	$4,575	1,000,000	$1,000	$41,000	$4,263,414	$(6,535,511)	$(2,225,522)

September 30, 2025	Common Stock		Preferred Stock		Common Stock to	Paid in	Accumulated
(Restated)	Shares	Amount	Shares	Amount	be issued	Capital	Deficit	Total
Balance - December 31, 2024 (audited)	2,364,018	$2,364	1,000,000	$1,000	$68,054	$2,326,954	$(5,131,317)	$(2,732,945)
Common stock issued in settlement of accounts payable	56,667	57	–	–	–	84,943	–	85,000
Subscribed common shares issued	33,334	33	–	–	–	49,967	–	50,000
Common stock issued for converted debt and accrued interest	151,725	152	–	–	(68,054)	109,763	–	41,861
Common stock issued for services	465,003	465	–	–	–	681,380	–	681,845
Conversion of debt and accrued interest into common stock	865,805	866	–	–	–	812,431	–	813,297
Common stock sold to investors not issued	–	–	–	–	41,000	–	–	41,000
Conversion of debt and accrued interest into common stock not issued	–	–	–	–	30,000	–	–	30,000
Preferred shares retired	–	–	(1,000,000)	(1,000)	–	1,000	–	–
Issuance of preferred stock for services	–	–	1,000,000	1,000	–	–	–	1,000
Net loss for the nine months	–	–	–	–	–	–	(899,293)	(899,293)
Balances September 30, 2025	3,936,552	$3,937	1,000,000	$1,000	$71,000	$4,066,438	$(6,030,610)	$(1,888,235)

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

SENTIENT BRANDS HOLDINGS INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

	Nine months ended September 30, 2026	Nine months ended September 30, 2025
	Unaudited	Restated
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(202,617)	$(899,293)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation & amortization expenses	12,854	26,646
Issuance of common stock for interest	17,614	–
Other noncash operating expenses	–	41,238
Interest expense	239,152	229,580
Derivative (gain)	(39,846)	(30,727)
Share-based compensation/shares issued for services	–	498,845
Changes in operating assets and liabilities:
Accounts receivable	110,085	(114,847)
Prepaid expenses	12,446	64,284
Prepaid fulfilment costs	(88,575)	(92,385)
Accounts payable and accrued expenses	133,573	244,572
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	194,686	(32,087)
CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from sale of common stock	–	36,000
Proceeds from short-term loans	111,920	14,375
NET CASH PROVIDED BY FINANCING ACTIVITIES	111,920	50,375
INCREASE IN CASH	306,606	18,288
CASH-BEGINNING OF PERIOD	29,011	3,432
CASH-END OF PERIOD	$335,617	$21,720
Supplemental schedule of non-cash financing activity:
Shares issued for converted debt and interest	$17,614	$923,212
Shares issued for consulting services	$65,000	$269,000
Shares issued for previously purchased common stock	$30,000	$50,000

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

SENTIENT BRANDS HOLDINGS INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025 (UNAUDITED)

NOTE 1. ORGANIZATION AND NATURE OF OPERATIONS

Business Description

SENTIENT BRANDS HOLDINGS INC. (“SNBH” or the “Company”) is focused on emergency preparedness and disaster recovery. Management has decided to phase out existing consumer packaged goods (“CPG”) business lines and integrations outside this focus and to defer new CPG integrations, brands and business lines.

Nature of Operations and Principal Products/Channels

The Company conducts its operations through its consolidated subsidiaries: AIG-F&B, Inc. (AIGFB), a wholly-owned Nevada subsidiary that has served as a manufacturing and distribution platform for food, beverage, and wellness CPG products, including the Original New York Seltzer® and Arctic Frost® brands; and Aqua Emergency, Inc. (AE NV), a specialized manufacturer and distributor of emergency water and meals, ready-to-eat (MREs) holding the exclusive license for American Red Cross® licensed products in our categories. Management is prioritizing Aqua Emergency’s operations within the Company’s emergency preparedness and disaster recovery focus.

Effective January 1, 2026, the Company was scheduled to acquire all outstanding shares of Wyoming Bears, Inc. (WYB), a California-based distributor of consumer packaged goods, to 100% ownership pursuant to an amendment to the Share Exchange Agreement approved December 31, 2025. The parties subsequently deferred the acquisition and change of control. The acquisition remains deferred in light of pending legal disputes and management’s decision to postpone additional CPG integrations, subject to reassessment by the respective boards and management. No acquisition of control occurred by September 30, 2026, and no results for WYB are included in these condensed consolidated interim financial statements.

Basis of Presentation

The unaudited condensed consolidated interim financial statements have been prepared in conformity with the U.S. Securities and Exchange Commission (“SEC”) requirements for smaller reporting companies on Form 10-Q. All material intercompany balances and transactions have been eliminated in consolidation.

Effective January 2, 2026, the Company executed a reverse recapitalization of its common stock at a ratio of 1-for-30. Share and per-share information is presented on a post-split basis. The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with U.S. GAAP for interim financial information and SEC requirements for smaller reporting companies. These statements include the Company and its wholly-owned subsidiaries, with all material intercompany balances and transactions eliminated. Operating results for the three and nine months ended September 30, 2026 are not necessarily indicative of results for the year ending December 31, 2026. Comparative amounts reflect the restatements described in Note 2.

These statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC.

Going Concern

The accompanying condensed consolidated interim financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred losses since inception and has an accumulated deficit of $6,535,511 as of September 30, 2026, a total stockholders’ deficit of $2,225,522, and a working capital deficit of $4,010,119. Included in current liabilities is $2,640,712 in Acquisition Credits, consisting of $2,500,712 issued in connection with acquiring AIGFB and AE NV and $140,000 issued to a vendor in settlement of an account payable. Although the Company generated income from operations of $26,651 and $14,303 for the three and nine months ended September 30, 2026, it incurred net losses of $62,705 and $202,617 for those periods, respectively. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

To address these challenges, management is executing a strategic plan focused on the following areas:

●	Operational Efficiency: The Company has implemented strict cost-control measures, including a policy requiring detailed activity reporting on all professional service invoices and the suspension of board fees, to reduce general and administrative (G&A) overhead.
●	Operating Focus: We are prioritizing emergency preparedness and disaster recovery, including Aqua Emergency’s emergency water and MRE products. We plan to phase out existing CPG activities outside this focus and defer additional CPG integrations, brands and business lines.
●	Liquidity and Capital Access: We are actively pursuing additional working capital through potential strategic partnerships and equity financing opportunities.
●	Balance Sheet Restructuring: We are in discussions with the convertible note holder to restructure terms and conditions including conversion pricing, equity conversion and interest rate reductions.

There can be no assurance that these initiatives will be successful or that the Company will achieve sustainable profitability. If we are unable to secure additional financing on satisfactory terms, our business and financial condition could be materially and adversely affected.

Management continues to implement cost-control measures, including the suspension of Board fees, prioritize resources for emergency preparedness and disaster recovery, and obtain related-party operating-capital funding, including funding from GA3.

Although the Company generated positive operating cash flow during the nine months ended September 30, 2026, the available evidence does not establish that management’s plans will provide sufficient liquidity to meet the Company’s obligations over the period extending one year after issuance of these condensed consolidated financial statements. Accordingly, management’s plans have not alleviated substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements do not include adjustments that might result from the outcome of this uncertainty.

NOTE 2. RESTATEMENTS AND PRIOR INTERIM PRESENTATION

The comparative condensed consolidated interim financial statements for the three and nine months ended September 30, 2025 have been restated to reflect corrections to previously reported amounts. These corrections include the accounting for management fees and settlements of accrued obligations, interest on convertible notes, embedded derivative instruments, and the classification of cash and noncash transactions.

After giving effect to these corrections, consolidated net income for the three months ended September 30, 2025 was $46,052. Consolidated net loss for the nine months ended September 30, 2025 was $899,293.

The effects of these corrections on the previously reported amounts are presented in the accompanying reconciliation tables. The historical corrections described above do not result in additional charges to the Company’s 2026 results of operations.

Three months ended September 30, 2025

	Previously reported	Adjustments	Restated
Revenue	$373,822	$–	$373,822
Cost of revenue	137,505	–	137,505
Gross profit	236,317	–	236,317
Advertising and marketing	7,200	–	7,200
General and administrative	27,808	(1)	27,807
Legal and professional	83,176	–	83,176
Management fees	86,700	15,000	101,700
TOTAL OPERATING EXPENSES	204,884	14,999	219,883
INCOME (LOSS) FROM OPERATIONS	31,433	(14,999)	16,434
Derivative gain	–	103,056	103,056
Settlement of legal claims	5,000	–	5,000
Interest expense	(40,412)	(38,026)	(78,438)
Total Other Income (Expenses)	(35,412)	65,030	29,618
NET INCOME (LOSS)	$(3,979)	$50,031	$46,052

Nine months ended September 30, 2025

	Previously reported	Adjustments	Restated
Revenue	$484,723	$–	$484,723
Cost of revenue	254,118	–	254,118
Gross profit	230,605	–	230,605
Advertising and marketing	7,200	–	7,200
General and administrative	35,492	–	35,492
Legal and professional	559,693	(8,685)	551,008
Management fees	447,105	(94,760)	352,345
TOTAL OPERATING EXPENSES	1,049,490	(103,445)	946,045
INCOME (LOSS) FROM OPERATIONS	(818,885)	103,445	(715,440)
Derivative gain	–	30,727	30,727
Settlement of legal claims	15,000	–	15,000
Interest adjustment on converted loan	42,351	(42,351)	–
Interest expense	(129,878)	(99,702)	(229,580)
Total Other Income (Expenses)	(72,527)	(111,326)	(183,853)
NET LOSS	$(891,412)	$(7,881)	$(899,293)

Cash flows and equity reconciliation

2025 measure	Previously reported	Adjustments	Restated
Nine-month operating cash flow	$(25,660)	$(6,427)	$(32,087)
Nine-month investing cash flow	7,948	(7,948)	–
Nine-month financing cash flow	36,000	14,375	50,375
Nine-month increase in cash	18,288	–	18,288
September 30 cash	21,720	–	21,720
September 30 stockholders’ deficit	$(1,485,104)	$(403,131)	$(1,888,235)

Cash proceeds from common-stock subscriptions were $36,000 for the nine months ended September 30, 2025. Related-party loan proceeds were $14,375, comprising $100 deposited into a subsidiary bank account and $14,275 paid directly to vendors on the Company’s behalf and presented as constructive financing receipts and operating disbursements. The $41,250 note issued in exchange for an existing payable was a noncash transaction. Acquisitions funded through acquisition credits, stock settlements and transfers of prior-year subscriptions are excluded from cash receipts and payments. Other noncash operating expenses of $41,238 consist of $40,000 of acquisition credits issued for expenses and $1,238 of acquired business-license expense. The 2025 equity roll-forward reclassifies $190,690 from conversion issuances to service issuances without changing total equity or share quantities. Reconciliation adjustments above are differences between independently displayed whole-dollar amounts. Shares issued for consulting services in the supplemental schedule represent settlement of previously accrued service obligations: $65,000 in 2026 and $269,000 in 2025. Current-period share-based compensation is reconciled separately in operating activities. Shares issued for previously purchased common stock generated no cash proceeds during the periods presented.

During the three months ended September 30, 2026, the Company reversed a $15,000 payment recorded in June that had not been processed. The reversal increased cash and accounts payable by $15,000 and had no effect on revenue, expenses or net loss. The reversal did not represent a new cash receipt.

The Company also recorded a $5,000 correction to royalty expense relating to the first six months of 2026. The correction is included in cost of revenue for the three and nine months ended September 30, 2026 and increased net loss for each of those periods by $5,000.

Clarification of previously recorded historical restatement components

The Company’s 2025 Form 10-K described a $41,836 interest adjustment for periods before 2024. The net posted interest component included in the restated opening balances is $39,418, comprising an $82,049 increase less a $42,631 reversal. The following reconciliation clarifies the components of the previously recorded increase in accumulated deficit through December 31, 2024. Positive amounts increase the deficit; amounts in parentheses decrease it. Amounts in the table are rounded to whole dollars.

Component	Through 2023	2024 effect	Total through 2024
Management fees	$129,500	$54,500	$184,000
Interest	39,418	86,239	125,657
Derivative adjustments	524,395	(381,246)	143,149
Legal fees	–	8,685	8,685
Increase (decrease) in accumulated deficit	$693,313	$(231,822)	$461,491

The recorded increase in accumulated deficit is $461,491. The $2,418 difference between that amount and the $463,909 sum of the previously described rounded components reflects the difference between the previously described $41,836 interest component and the net posted $39,418 component. This clarification changes the description of the historical components, not the previously restated financial-statement balances. Previously restated accumulated deficits of $5,131,317 at December 31, 2024 and $6,332,894 at December 31, 2025 are unchanged. No additional historical adjustment or 2026 expense is recorded for this clarification.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of condensed consolidated interim financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect reported amounts. Actual results could differ from those estimates.

Cash

The Company considers all short-term highly liquid investments with an original maturity date of purchase of three months or less to be cash equivalents. The Company had no cash equivalents for the periods presented. Cash is maintained at financial institutions insured by the Federal Deposit Insurance Corporation (FDIC). The standard deposit insurance limit is $250,000 per depositor, per insured institution, for each account ownership category. Coverage is assessed by legal account owner; separately incorporated subsidiaries engaged in independent activities may qualify for separate coverage. Deposits exceeding applicable insurance limits expose the Company to credit risk.

Revenue Recognition

Revenue is recognized under ASC Topic 606, Revenues from Contracts with Customers, when control of goods is transferred to customers. The Company’s revenues are generated through its consolidated subsidiaries AIG-F&B, Inc. (wholesale distribution) and Aqua Emergency, Inc. (product sales, shipping, and subscription-based programs). Revenues are presented net of intercompany eliminations.

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

For the three and nine months ended September 30, 2026, basic and diluted net loss per common share was $0.01 and $0.05, respectively, based on weighted-average common shares outstanding of 4,326,360 and 4,276,600, respectively.

Potential common shares were excluded from diluted loss per share because their effect would have been antidilutive. Weighted-average common shares used to calculate basic and diluted earnings (loss) per share for the three and nine months ended September 30, 2025 were 3,936,561 and 3,587,577, respectively. Comparative basic and diluted earnings (loss) per common share was $0.01 and $(0.25), respectively. Share and per-share amounts reflect the 1-for-30 reverse recapitalization.

Stock-Based Compensation

In accordance with ASC Topic 718, Compensation – Stock Compensation, the Company measures compensation cost for share-based awards at fair value on the grant date and recognizes expenses over the vesting period. During the nine months ended September 30, 2026, the Company issued 650,000 shares of common stock, recorded at $0.10 per share, under the Sentient Brands Holdings, Inc. 2026 Employee Benefit Plan in settlement of $65,000 of previously accrued plan expense (see Note 11).

Depreciation and Amortization

Property, plant and equipment is depreciated on a straight-line basis over estimated useful lives of 3–15 years. Intangible assets with finite useful lives are amortized on a straight-line basis over their estimated useful lives. For the three months ended September 30, 2026 and 2025, respectively, the Company recorded $2,577 and $20,923 of depreciation expense and $1,708 and $2,500 of amortization expense. For the nine months ended September 30, 2026 and 2025, depreciation expense was $7,730 and $24,146, respectively, and amortization expense was $5,124 and $2,500, respectively.

Derivative Financial Instruments

The Company evaluates all financial instruments for bifurcation of embedded derivatives under ASC Topic 815, Derivatives and Hedging. For the three months ended September 30, 2026, a gain of $1,705 was recognized on the embedded derivative calculation. For the nine months ended September 30, 2026, a gain of $39,846 was recognized. The restated 2025 comparative columns include derivative gains of $103,056 for the three months ended September 30, 2025 and $30,727 for the nine months ended September 30, 2025 (see Note 2).

Fair Value of Financial Instruments

The Company measures derivative liabilities at fair value using Level 3 unobservable inputs (Black-Scholes model). The derivative liability was $4,650 at September 30, 2026 and $44,496 at December 31, 2025 (see Note 9). There were no transfers between levels of the fair-value hierarchy during the periods.

The unobservable inputs used for the Black-Scholes model are as follows:

Input	September 30, 2026	December 31, 2025 (audited)
Valuation technique	Black-Scholes Option Pricing Model	Black-Scholes Option Pricing Model
Expected volatility	227.77%	260%
Risk-free interest rate	4.370%	3.700%
Expected term (years)	0.137–0.888	1.33
Dividend yield	0.00%	0.00%
Underlying share price (legacy model basis)	$0.0107	$0.017

The September underlying price corresponds to $0.321 per post-split share, divided by 30 for the legacy model share basis. The expected-term range reflects the instruments valued. The model share basis and the reported post-split common-share counts serve different purposes.

The derivative liabilities for the three and nine months ended September 30, 2026:

Derivative Liabilities	Three months ended September 30, 2026	Nine months ended September 30, 2026
Beginning Balance	$6,355	$44,496
Remeasurement loss (gain)	(1,705)	(39,846)
Ending Balance	$4,650	$4,650

Income Taxes

Income taxes are accounted for under ASC Topic 740, Income Taxes. Deferred tax assets arising from net operating loss carryforwards are fully offset by a valuation allowance because management has determined that realization is not more likely than not. No income tax provision or benefit was recognized for the three and nine months ended September 30, 2026 or 2025.

Segment Reporting

The Company applies ASC Topic 280, Segment Reporting, in determining reportable segments for its financial statement disclosure. Operating segments are components of an entity for which separate financial information is available and regularly reviewed by the Chief Operating Decision Maker (“CODM”) in allocating resources and assessing performance. The Company’s CODM is its Interim Chief Executive Officer. The Company operates as a single operating segment and has one reportable segment.

The CODM uses consolidated net income (loss) and income (loss) from operations to assess the Company’s performance and allocate resources. These measures are calculated consistently with the amounts presented in the condensed consolidated statements of operations.

The significant expense categories included in the measures reviewed by the CODM are cost of revenue, advertising and marketing, general and administrative expenses, legal and professional fees, management fees and, for consolidated net income (loss), interest expense. The amounts for the three and nine months ended September 30, 2026 and 2025 are presented in the condensed consolidated statements of operations. General and administrative expenses include depreciation and amortization, which are separately disclosed above. Other segment items in the net income (loss) measure consist of derivative gains or losses and settlements of legal claims, as separately presented in the condensed consolidated statements of operations. These items reconcile income (loss) from operations to the consolidated net income (loss); income tax expense is zero for the periods presented. The single segment’s revenue, profit or loss and assets are the consolidated amounts presented in these financial statements.

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

Effective January 1, 2026, the Company applies ASU 2024-04, Induced Conversions of Convertible Debt Instruments, using prospective transition. The amendments clarify how to determine whether a convertible-debt settlement qualifies as an induced conversion and apply to settlements from that date forward.

The Company continues to evaluate embedded conversion features under ASC Topic 815, Derivatives and Hedging, and accounts separately for features that require bifurcation.

NOTE 4. PREPAID FULFILLMENT COSTS

Prepaid fulfillment costs represent advance payments to co-manufacturers for inventory and drop-shipment fulfillment services. Prepaid fulfillment costs were $381,232 at September 30, 2026 and $292,657 at December 31, 2025.

NOTE 5. FIXED ASSETS

Fixed assets consist of the following:

	September 30, 2026 (Unaudited)	December 31, 2025 (Audited)
Machinery and equipment	$77,044	$77,044
Product artwork	25,849	25,849
Machinery and equipment – SNBH	38,777	38,777
Computers and equipment – SNBH	3,056	3,056
Total fixed assets, gross	144,726	144,726
Accumulated depreciation	(55,350)	(47,620)
Fixed assets, net	$89,376	$97,106

The SNBH fixed assets were fully depreciated as of the year ended December 31, 2025. Depreciation expense on the remaining machinery and equipment and product artwork was $2,577 and $7,730 for the three and nine months ended September 30, 2026, respectively.

NOTE 6. INTANGIBLE ASSETS AND GOODWILL

Intangible assets and goodwill consist of the following:

	September 30, 2026 (Unaudited)	December 31, 2025 (Audited)
Licenses – Aqua Emergency, Inc.	$1,150,000	$1,150,000
Goodwill	532,473	532,473
Website development	20,496	20,496
Total intangible assets, gross	1,702,969	1,702,969
Accumulated amortization	(7,748)	(2,624)
Intangible assets and Goodwill, net	$1,695,221	$1,700,345

Goodwill of $532,473 and the indefinite-lived license of $1,150,000 relate to Aqua Emergency, Inc. and are not amortized but are reviewed for impairment. At September 30, 2026, management prepared separate quantitative assessments of the license and the Aqua reporting unit. The estimated license value was $1,666,150, compared with its carrying amount of $1,150,000. The estimated value of the Aqua operating reporting unit was $2,024,183, compared with a carrying amount of $1,733,008, including goodwill. No impairment charge was recorded for these assets during the three or nine months ended September 30, 2026.

These estimates depend on projected revenue, operating costs, working-capital requirements, discount rates and assumptions concerning continuation of American Red Cross licensed operations. The estimates are sensitive to changes in these assumptions. The modeled nonrenewal scenario and an increase in the reporting-unit discount rate from 12% to 14% indicated potential goodwill impairment of approximately $117,836 and $83,366, respectively. These alternative scenarios do not represent recorded charges. Adverse changes in operating results, contractual rights or valuation assumptions could result in impairment in a future period.

Amortization expense for Website Development was $1,708 and $5,124 for the three and nine months ended September 30, 2026, respectively. Comparative depreciation and amortization expense is disclosed in Note 3.

NOTE 7. SHORT-TERM LOANS PAYABLE

Short-term loans payable consist of advances from related parties for operating expenses. The balance of $235,018 at September 30, 2026 consists of $129,166 payable to Serge Knazev, Interim Chief Executive Officer, $23,303 payable to Lee Puglisi, and $82,549 payable to GA3 Consortium, an affiliated company. GA3 Consortium, LLC and its principals provide emergency funding for certain Company operating expenses and vendor obligations pursuant to the Emergency Funding Agreement dated August 8, 2025. During the nine months ended September 30, 2026, related parties funded $111,920 through payments made directly on the Company’s behalf. These transactions are presented as constructive financing receipts and corresponding operating disbursements in the statement of cash flows, although the funds were not deposited into the Company’s bank accounts. Of the nine-month funding, $68,871 relates to the first six months and $43,049 to the third quarter of 2026. The advances are non-interest-bearing and due on demand.

NOTE 8. NOTES PAYABLE

On August 19, 2025, the Company issued a note payable to Stephen Spanos in exchange for an account payable related to certain services rendered to the Company. The $41,250 note payable to Stephen Spanos matured on October 19, 2025 and remained unpaid at September 30, 2026. The Company and the senior debt holder dispute the validity of the note. Stephen Spanos is a defendant in the Nevada action filed by the Company. Interest accrues at 12% per annum, with accrued interest of $5,564 at September 30, 2026. From June 30 through October 16, 2026, no principal or interest payments were made. No modification or settlement was agreed upon during that period. There is no contractual change in the interest rate upon default. Interest expense was $1,265 and $3,754 for the three and nine months ended September 30, 2026, respectively. Accrued interest on this note was $1,810 on December 31, 2025 (see Note 13).

NOTE 9. CONVERTIBLE NOTES PAYABLE AND DERIVATIVE LIABILITY

Convertible notes payable consist entirely of the GA3 Consortium convertible notes with a principal balance of $715,789 at both September 30, 2026 and December 31, 2025. Accrued interest payable on the convertible notes was $960,088 at September 30, 2026. The June 30, 2026 recorded balance of $887,906 increased by $89,796 of third-quarter interest and decreased by $17,614 of interest converted into common stock.

On September 22, 2026, the transfer agent issued 222,242 shares in connection with the July 19 conversion of $17,614 of interest and $2,250 of related conversion costs. The $2,250 of direct share-issuance costs was charged to additional paid-in capital. Principal was unchanged. The gross value of shares issued was $19,864, comprising $17,614 of interest extinguished and $2,250 of direct equity-issuance costs charged to additional paid-in capital, resulting in a net equity increase of $17,614. The supplemental cash-flow disclosure reports the interest obligation extinguished.

For the three months ended September 30, 2026, a gain of $1,705 was recognized on the embedded derivative calculation. For the nine months ended September 30, 2026, a gain of $39,846 was recognized. The restated 2025 comparative columns include derivative gains of $103,056 for the quarter and $30,727 for the nine months (see Note 2). A derivative liability of $4,650 and $44,496 remained outstanding on September 30, 2026 and December 31, 2025, respectively.

The Company’s convertible notes payable to GA3 Consortium, LLC had an aggregate principal balance of $715,789 and accrued interest of $960,088 at September 30, 2026. Pursuant to an extension agreement dated March 21, 2023, the maturity dates of both notes were extended to August 21, 2023. The notes remain in default. Under the note documents, no notice of default is required by the holder.

As of October 16, 2026, no additional maturity amendment had been executed, and no new waiver or forbearance had been received since June 30, 2026. Discussions with the holder regarding amended terms continue.

NOTE 10. ACQUISITION CREDITS PAYABLE

Acquisition credits payable of $2,640,712 at September 30, 2026 and December 31, 2025 represent contingent equity consideration issued to the former shareholders of AIG-F&B, Inc. ($595,440) and Aqua Emergency Nevada ($1,905,272), and ($140,000) issued in extinguishment of other obligations. The balance was unchanged during the nine months ended September 30, 2026. Acquisition credits are classified as current liabilities.

NOTE 11. STOCKHOLDERS’ DEFICIT

Preferred Stock

The Company has 25,000,000 shares of Preferred Stock authorized at $0.001 par value. As of September 30, 2026 and December 31, 2025, 1,000,000 shares of Preferred Series B stock were issued and outstanding.

Common Stock

The Company has 500,000,000 shares of Common Stock authorized at $0.001 par value. Share and per-share amounts are adjusted for the 1-for-30 reverse recapitalization effective January 2, 2026.

As of September 30, 2026, the Company had 4,575,465 shares of common stock issued and outstanding.

During January 2026, the Company issued 20,000 shares of common stock for a previously recorded $30,000 subscription.

On April 23, 2026, the Company issued 300,000 shares from its 2026 Employee Benefit Plan.

On June 25, 2026, the Company issued 25,000 shares from its 2026 Employee Benefit Plan.

During the three months ended September 30, 2026, the Company issued 325,000 shares under its 2026 Employee Benefit Plan. The issuance was delivery of earlier awards, not a new third-quarter grant. The shares represented $32,500 of previously recognized compensation at $0.10 per share.

On September 22, 2026, the transfer agent issued 222,242 shares in connection with the July 19 conversion of accrued interest and related conversion costs described in Note 9. During August 2026, 434,548 shares were retired.

Completed retirements comprised 74,824 shares on August 6 and 359,724 shares on August 7. The July 1 settlement agreements and related cancellation instructions cover 458,496 restricted common shares. Completed retirements of 434,548 shares are reflected in the September count, comprising 74,824 shares registered to Former Executive 1 and 359,724 shares registered to Former Executive 2. An additional 23,948 shares registered to Former Executive 2 await cancellation and remain included in outstanding shares. These third-quarter transactions reconcile the June 30 count of 4,462,771 to the September 30 count of 4,575,465.

At September 30, 2026, the 598,200 restricted common shares covered by the separate August 14 settlement agreement with Former Undisclosed Affiliate and Control Person remained outstanding pending completion of the cancellation procedures. The transfer agent completed cancellation and retirement of those shares on October 28, 2026 (see Note 14). The October 28 cancellation is connected with the Nevada action discussed in Note 14. These disclosures refer to the same 598,200 shares.

Employee Benefit Plan – 2026

On February 2, 2026, the Company filed a registration statement on Form S-8 covering 1,000,000 shares of common stock under the Sentient Brands Holdings, Inc. 2026 Employee Benefit Plan. The previously approved accrual schedule as of December 31, 2025 recorded $78,500 of accrued expense for service contracts and services provided in 2025, based on a value of $0.10 per share. In accordance with that schedule, during the three months ended September 30, 2026, the Company issued 325,000 shares of common stock under the Plan in settlement of $32,500 of previously accrued expense. During the nine months ended September 30, 2026, the Company issued a total of 650,000 shares under the Plan in settlement of $65,000 of previously accrued expense. These issuances reduced the existing accrued liability. The $65,000 settlement is presented as shares issued for consulting services in the supplemental noncash financing schedule and does not represent additional compensation expense for 2026.

NOTE 12. COMMITMENTS AND CONTINGENCIES

Templeton Arbitration

An order dated September 17, 2026 and entered September 25, 2026 in New York Supreme Court compelled arbitration before the American Arbitration Association (AAA) in New York under its Commercial Arbitration Rules. On September 28, 2026, Gregg Templeton filed a new claim seeking $184,000 in wages, $4,000 in expenses, statutory interest and additional relief, including liquidated damages and attorneys’ fees. His filing expressly invokes the Commercial Arbitration Rules.

In a notice dated September 30, 2026, AAA provisionally determined that the proceeding would be administered under its Employment/Workplace Arbitration Rules and related fee schedule, differing from the Commercial Arbitration Rules specified in the court’s order. AAA characterized its administrative determination as preliminary and subject to review by the arbitrator.

The Company disputes Templeton’s claims in their entirety and intends to defend itself vigorously. The Company is asserting counterclaims challenging the validity of Templeton’s contract and alleging failure to perform contracted services, diversion of $40,000 of corporate funds into his personal account, and default on a $90,000 repayment undertaking originally extended by Louis Sorrentino in connection with Templeton’s engagement and subsequently assigned to the Company. The Company seeks $201,995.07 in connection with these counterclaims, before credits. These amounts represent disputed claims for recovery and have not been awarded to the Company. The Company has maintained its existing accrual of $54,525 in legal and other fees related to the dispute.

NOTE 13. RELATED PARTY TRANSACTIONS

As of September 30, 2026, $235,018 in short-term loans payable was due to related parties, including the Company’s Interim Chief Executive Officer (see Note 7). During the nine months ended September 30, 2026, related parties funded $111,920 of Company expenses, vendor balances and advances directly on the Company’s behalf, recorded as an increase in short-term loans payable. The related-party funding described above is included in short-term loans payable and presented as constructive financing receipts and corresponding operating disbursements in the statement of cash flows, as described in Note 7.

On August 19, 2025, the Company issued a $41,250 note payable to Stephen Spanos, its former Chief Financial Officer, in exchange for an existing payable for services. The note bears interest at 12% per annum. The Company and the senior debt holder dispute the validity of the note. The principal and related interest remain recorded pending resolution (see Note 8).

At September 30, 2026, $280,805 of accounts receivable was due from Aqua Emergency, Inc. in Florida, a related party through common management. Brandon Jones serves as President of Aqua Emergency Nevada and Chief Executive Officer of Aqua Emergency Florida. Management reports no direct ownership relationship between the entities. This receivable is retained in consolidation and represents approximately 90% of consolidated accounts receivable.

GA3 Consortium is also the holder of the $715,789 convertible-note principal and $960,088 related accrued interest (see Note 9). Concent holds 100% of GA3’s controlling managing membership and is controlled by Erskine Spriggs effective January 1, 2026; Serge Knazev has no ownership interest or position in Concent. The separate limited membership is held 91.01% by American Industrial Group and 8.99% by Lee Puglisi. Gateway’s GA3 membership interest has been cancelled. These membership changes do not discharge the Company’s GA3 indebtedness pending finalization of the debt restructuring negotiations with the Company.

American Industrial Group, Inc. (“AIG”), a related party in which the Company’s Interim Chief Executive Officer holds an investment interest, charges management fees to the Company’s wholly owned subsidiary, AIG-F&B, Inc. Management-fee expense incurred with AIG totaled $58,500 and $175,000 for the three and nine months ended September 30, 2026, respectively, and is included in management fees in the condensed consolidated statements of operations. AIG is a separate legal entity from AIG-F&B, Inc. and is not included in the Company’s consolidation.

NOTE 14. SUBSEQUENT EVENTS

The Company is evaluating subsequent events through the date these financial statements are issued. The disclosures below reflect records reviewed through November 9, 2026.

The Wyoming Bears acquisition remained deferred as described in Note 1. No acquisition of control occurred by September 30, 2026, and Wyoming Bears is excluded from consolidation.

On October 12, 2026, GA3 paid a $150 vendor invoice on the Company’s behalf. The underlying expense and payable had already been recorded in September; the October payment increases the GA3 loan and settles the payable in the fourth quarter. It creates no additional third-quarter expense or Company cash outflow.

Nevada Legal Proceeding

On October 2, 2026, following Board authorization on September 27, 2026, the Company filed a verified complaint in the Eighth Judicial District Court, Clark County, Nevada, captioned Sentient Brands Holdings, Inc. v. John Doukas, et al., Case A-26-958461-B. The action seeks declaratory, equitable, restitution and related relief concerning historical corporate obligations and share transactions. The complaint concerns historical positions totaling 1,120,055 post-reverse-split shares. Empire Stock Transfer, Inc. is joined solely as a nominal defendant; no wrongdoing or damages are alleged against it.

On October 28, 2026, 598,200 shares of the Company’s common stock were canceled in connection with the Nevada action. This is the same cancellation effected under the August 14 settlement agreement described in Note 11, not an additional cancellation. Certain defendants and cooperating witnesses have entered into good-faith settlement negotiations with the Company. The Company has not recorded a recovery asset in connection with the action. Litigation is inherently uncertain, and the Company can give no assurance regarding the timing or outcome of the proceedings, the relief that may be granted, or any recovery.

The Nevada action is the next step in the Compliance and Restitution initiative described in the Company’s June 23, July 10 and August 14, 2026 Current Reports on Form 8-K. The July and August share-surrender agreements and completed retirements are described in Note 11. No share cancellation, debt release or recovery is recorded solely because it is requested in the complaint.

On October 28, 2026, the transfer agent cancelled and retired 598,200 restricted common shares under the August 14 settlement agreement described in Note 11. Outstanding common shares decreased from 4,575,465 to 3,977,265. The cancellation is a fourth-quarter event and does not change the September 30, 2026 share balance or weighted-average shares used in third-quarter or nine-month earnings per share. An additional 23,948 shares under the separate July settlement instructions remain pending cancellation.

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

Sentient Brands is focused on emergency preparedness and disaster recovery, including Aqua Emergency’s emergency water and MRE products. Management has decided to phase out existing CPG business lines and integrations outside this focus and to defer new CPG integrations, brands and business lines. Management intends to maintain this deferral while it works to restore the Company’s capitalization table and resolve pending legal matters. Any resumption would be subject to management’s reassessment of strategic priorities and available resources.

Going Concern

The accompanying condensed consolidated interim financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred losses since inception and has an accumulated deficit of $6,535,511 as of September 30, 2026, a total stockholders’ deficit of $2,225,522, and a working capital deficit of $4,010,119. Included in current liabilities is $2,640,712 in Acquisition Credits, consisting of $2,500,712 issued in connection with acquiring AIGFB and AE NV and $140,000 issued to a vendor in settlement of an account payable. Although the Company generated income from operations of $26,651 and $14,303 for the three and nine months ended September 30, 2026, it incurred net losses of $62,705 and $202,617 for those periods, respectively. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

To address these challenges, management is executing a strategic plan focused on the following areas:

●	Operational Efficiency: The Company has implemented strict cost-control measures, including a policy requiring detailed activity reporting on all professional service invoices and the suspension of board fees, to reduce general and administrative (G&A) overhead.
●	Operating Focus: We are prioritizing emergency preparedness and disaster recovery, including Aqua Emergency’s emergency water and MRE products. We plan to phase out existing CPG activities outside this focus and defer additional CPG integrations, brands and business lines.
●	Liquidity and Capital Access: We are actively pursuing additional working capital through potential strategic partnerships and equity financing opportunities.
●	Balance Sheet Restructuring: We are in discussions with the convertible note holder to restructure terms and conditions including conversion pricing, equity conversion and interest rate reductions.

There can be no assurance that these initiatives will be successful or that the Company will achieve sustainable profitability. If we are unable to secure additional financing on satisfactory terms, our business and financial condition could be materially and adversely affected.

Management continues to implement cost-control measures, including the suspension of Board fees, prioritize resources for emergency preparedness and disaster recovery, and obtain related-party operating-capital funding, including funding from GA3.

Although the Company generated positive operating cash flow during the nine months ended September 30, 2026, the available evidence does not establish that management’s plans will provide sufficient liquidity to meet the Company’s obligations over the period extending one year after issuance of these financial statements. Accordingly, management’s plans have not alleviated substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include adjustments that might result from the outcome of this uncertainty.

Results of Operations – Three and Nine Months Ended September 30, 2026 vs. September 30, 2025

Revenue

Total condensed consolidated revenues were $395,496 for the three months ended September 30, 2026, compared to $373,822 for the comparable 2025 period, an increase of $21,674. For the nine months ended September 30, 2026 and 2025, respectively, revenues were $1,088,668 and $484,723, an increase of $603,945. The 2025 comparisons reflect the restatement described in Note 2. Current revenue reflects operating subsidiaries after elimination of internal billings; the first nine months of 2025 include operations for shorter periods following the acquisitions.

Cost of Revenues and Gross Profit

Cost of revenues was $259,535 for the three months ended September 30, 2026, compared to $137,505 for the comparable 2025 period. Cost of revenues for the nine months ended September 30, 2026 was $715,182 compared to $254,118 for the comparable 2025 period.

Gross profit was $135,961 and $236,317 for the three months ended September 30, 2026 and 2025, respectively. For the nine months ended September 30, 2026 and 2025, gross profit was $373,486 and $230,605, respectively. Gross margin declined to 34.4% from 63.2% for the quarter and was 34.3% compared with 47.6% for the nine months.

Current cost of revenues includes product costs, freight and royalties. Third-quarter costs also include a $2,079 write-off of defective prepaid cartons and the recorded $5,000 prior-period royalty correction.

Operating Expenses

For the three and nine months ended September 30, 2026 and 2025, operating expenses consisted of the following:

	Three months 2026 (Unaudited)	Three months 2025 (Restated)	Nine months 2026 (Unaudited)	Nine months 2025 (Restated)
Advertising and marketing	$–	$7,200	$–	$7,200
General and administrative	4,829	27,807	17,635	35,492
Legal and professional	45,981	83,176	166,548	551,008
Management fees	58,500	101,700	175,000	352,345
TOTAL OPERATING EXPENSES	$109,310	$219,883	$359,183	$946,045

Total operating expenses were $109,310 and $219,883 for the three months ended September 30, 2026 and 2025, respectively, and $359,183 and $946,045 for the nine months ended September 30, 2026 and 2025, respectively. The decreases of $110,573 and $586,862 primarily reflect lower legal and professional and management-fee expenses on the restated comparative basis.

The Company instituted a policy requiring all officers and directors to present detailed activity on an approved invoice basis rather than through fixed consulting agreements. In addition, the Board of Directors agreed to suspend board fees until further notice. Management fees were $58,500 for the third quarter and $175,000 for the first nine months of 2026, compared with $101,700 and $352,345 in the same restated 2025 periods.

Legal and professional fees include legal fees, auditing and accounting services, investor relations and other professional fees. These expenses were $45,981 and $166,548 for the three and nine months ended September 30, 2026, compared with $83,176 and $551,008 in the restated 2025 periods. The current nine-month total comprises $77,175 accounting and audit services, $68,540 legal fees and $20,833 other advisory services.

Other advisory services were $6,011 for the third quarter and $20,833 for the first nine months of 2026. Legal fees were $23,670 and $68,540 for those periods. The prior-year stock-service charges and historical corrections are reflected in the restated comparative information described in Note 2.

Accounting and Auditing fees were $16,300 and $77,175 for the three and nine months ended September 30, 2026, respectively. Shares issued to settle previously accrued fees did not result in additional compensation expense.

Income (Loss) from Operations

The Company’s income from operations during the three months ended September 30, 2026 and 2025 was $26,651 and $16,434, respectively. For the nine months ended September 30, 2026 and 2025, income (loss) from operations was $14,303 and ($715,440), respectively, on the restated comparative basis.

Other Income (Expenses)

Other income (expenses) was ($89,356) and $29,618 for the three months ended September 30, 2026 and 2025, respectively, and ($216,920) and ($183,853) for the nine-month periods.

The embedded derivative calculation resulted in a gain of $1,705 for the third quarter of 2026 and a gain of $39,846 for the first nine months. The restated 2025 comparisons include derivative gains of $103,056 for the quarter and $30,727 for the nine months, and legal-claim settlements of $5,000 and $15,000, respectively. The previously reported $42,351 converted-loan interest income is removed in the restated nine-month comparison.

Interest expense for the three and nine months ended September 30, 2026 was $91,061 and $256,766, respectively. Current-quarter expense includes $89,796 GA3 interest and $1,265 Spanos interest. The $2,250 of direct share-issuance costs was charged to additional paid-in capital. Restated interest expense for the three and nine months ended September 30, 2025 was $78,438 and $229,580, respectively.

Net Loss

Net loss was ($62,705) for the three months ended September 30, 2026, compared to consolidated net income of $46,052 in the restated 2025 quarter, a deterioration of $108,757. For the nine months, consolidated net loss was ($202,617) compared with ($899,293), an improvement of $696,676.

Liquidity and Capital Resources

Cash was $335,617 on September 30, 2026 compared to $29,011 on December 31, 2025. The net increase of $306,606 reflects net cash provided by operating activities of $194,686 and net cash provided by financing activities of $111,920. No investing cash flow is presented for the period. The increase includes reversal of an unprocessed $15,000 June payment, which is not a new bank receipt.

Net cash provided by operating activities for the nine months ended September 30, 2026 reflects the net loss of ($202,617), adjusted for depreciation and amortization of $12,854, shares issued for interest of $17,614, derivative gain of $39,846 and accrued interest of $239,152. Working-capital adjustments include a $110,085 decrease in receivables, $12,446 prepaid-expense adjustment, $88,575 increase in prepaid fulfilment costs and a $133,573 accounts-payable and accrued-expense adjustment. Positive operating cash flow is partly supported by deferred vendor payments and does not establish sufficient future liquidity.

Related parties funded $111,920 of Company expenses, vendor balances and advances directly during the first nine months of 2026. These transactions are presented as constructive financing receipts and corresponding operating disbursements as described in Note 7, consistent with the financing presentation of $68,871 of related-party funding in the Q2 filing. The nine-month funding comprises $68,871 through June 30 and $43,049 during the third quarter. Comparative 2025 cash flows are operating cash used of $32,087, no investing cash flow and financing cash provided of $50,375, including $36,000 of common-stock subscription proceeds and $14,375 of related-party loan proceeds. Comparative cash increased by $18,288 from $3,432 to $21,720. Management continues to pursue additional working capital financing and operating cash improvements.

The Company’s working capital deficit was $4,010,119 on September 30, 2026 and $3,902,970 on December 31, 2025. Included in current liabilities is $2,640,712 of Acquisition Credits. Convertible notes of $715,789 and the Spanos note of $41,250 have matured; related-party operating advances of $235,018 are due on demand. Continued funding, collections and payment arrangements are necessary to meet obligations. Management’s plans have not alleviated substantial doubt about the Company’s ability to continue as a going concern.

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

The Company’s contractual obligations include the debt and related-party advances described in Notes 7–9, acquisition credits described in Note 10, and operating, license, royalty and legal arrangements described in Notes 4, 6 and 12.

Off-balance Sheet Arrangements

As of September 30, 2026, we did not have any material off-balance sheet arrangements.

Inflation

The effect of inflation on our revenue and operating results was not significant.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our principal executive officer and principal financial officer, management evaluated our disclosure controls and procedures as of September 30, 2026 and concluded that they were not effective at the reasonable assurance level because the material weaknesses previously disclosed in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2026 had not been fully remediated. These weaknesses relate to documentation of internal control policies and procedures, segregation of duties within accounting functions, and the control environment. Although written control and governance policies were adopted during the quarter, implementation and operating-effectiveness testing remain in progress.

Our principal executive officer and principal financial officer do not expect that our disclosure controls or internal controls will prevent all error and all fraud. Although our disclosure controls and procedures were designed to provide reasonable assurance of achieving their objectives, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute assurance that the objectives of the system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented if there exists in an individual a desire to do so. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Remediation Plan to Address the Material Weaknesses in Internal Control over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

On September 27, 2026, our Board of Directors adopted a material weakness remediation plan and related policies and procedures and established an Audit Committee comprising Derek Wyman, Chair, and Eric Bruns. The plan addresses financial reporting documentation, segregation of duties, accounting-system access, equity issuance authorization, related-party transactions, disclosure procedures and independent oversight. Implementation is proceeding in stages, subject to available resources. We will not conclude that a material weakness has been remediated until the relevant controls have operated effectively for a sufficient period and testing supports that conclusion.

Changes in Internal Controls

During the quarter ended September 30, 2026, the Company adopted the remediation plan and related policies and procedures and established the Audit Committee described above. These actions are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we are subject to ordinary routine litigation incidental to our normal business operations.

Templeton Arbitration

An order dated September 17, 2026 and entered September 25, 2026 in New York Supreme Court compelled arbitration before the American Arbitration Association in New York under its Commercial Arbitration Rules. On September 28, 2026, Gregg Templeton filed a new claim seeking $184,000 in wages, $4,000 in expenses, statutory interest and additional relief, including liquidated damages and attorneys’ fees. His filing expressly invokes the Commercial Arbitration Rules.

In a notice dated September 30, 2026, AAA provisionally determined that the proceeding would be administered under its Employment/Workplace Arbitration Rules and related fee schedule, differing from the Commercial Arbitration Rules specified in the court’s order. AAA characterized its administrative determination as preliminary and subject to review by the arbitrator.

The Company disputes Templeton’s claims in their entirety and intends to defend itself vigorously. The Company is asserting counterclaims challenging the validity of Templeton’s contract and alleging failure to perform contracted services, diversion of $40,000 of corporate funds into his personal account, and default on a $90,000 repayment undertaking originally extended by Louis Sorrentino in connection with Templeton’s engagement and subsequently assigned to the Company. The Company seeks $201,995.07 in connection with these counterclaims, before credits.

These amounts represent disputed claims for recovery and have not been awarded to the Company. The Company has maintained its existing accrual of $54,525 in legal and other fees related to the dispute.

Compliance and Restitution Initiative; Settlement Agreements

On July 1, 2026, Sentient Brands Holdings Inc. (the “Company”) entered into two separate confidential pre-filing settlement and cooperation agreements (collectively, the “Agreements”), each with a former member of the Company’s management, in furtherance of the “Compliance and Restitution” initiative described in the Company’s Current Report on Form 8-K filed June 23, 2026, under which the Board of Directors (the “Board”) authorized the Company to pursue, among other things, the recovery and cancellation of equity the Board has identified as having been improperly issued and the recovery of assets of the Company. The Company executed each of the Agreements solely through independent authority, acting through disinterested members of the Board and not through any person whose conduct is subject to the Board’s ongoing review of historical corporate actions. In each case, the Company is coordinating on a unified basis with a group of 25 investors and other parties (collectively, the “Plaintiff Parties”) under a previously disclosed Joint Representation and Confidentiality Agreement.

Under the Agreements, the former members of management have agreed to provide full, truthful and continuing cooperation to the Plaintiff Parties in connection with contemplated legal actions arising out of the historical transactions, billing records, debt and share issuances under the Board’s review — including by executing sworn declarations, preserving and producing documents, and providing truthful testimony — and to make restitution to the Company through the surrender and cancellation of shares. The Agreements and related cancellation instructions cover an aggregate of 458,496 restricted shares of the Company’s common stock, without any monetary payment by the Company for such shares. Of those shares, 434,548 were cancelled and retired during August 2026 and 23,948 remain pending cancellation. Retired shares are restored to authorized but unissued status in accordance with Nevada law and are not held as treasury shares. The Agreements characterize the surrender and cancellation as restitution and the rescission and disgorgement of improperly issued shares to the Company, and not as monetary settlement consideration; the surrenders are effective immediately upon execution, are irrevocable, and will remain effective even if the related releases are later revoked.

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

Each of the Agreements is governed by the laws of the State of New York, except matters of the Company’s corporate authority, the share surrender and cancellation, and related matters are governed by Nevada law. Each Agreement is a confidential settlement communication. The foregoing descriptions of the Agreements are summaries only, do not purport to be complete, and the Company has not filed either Agreement as an exhibit.

During August 2026, 434,548 shares were retired under the July surrender process. An additional 23,948 shares registered to Former Executive 2 await cancellation under the related instructions and remain included in outstanding shares. At September 30, 2026, the 598,200 shares covered by the separate August 14 settlement with Former Undisclosed Affiliate and Control Person remained outstanding pending completion of cancellation procedures. The transfer agent cancelled and retired those 598,200 shares on October 28, 2026. The October cancellation does not change the September 30 share balance or third-quarter weighted-average shares. The August agreement also contemplated cancellation of membership interests in the note holder; that membership action does not discharge the Company’s GA3 indebtedness pending finalization of the debt restructuring negotiations with the Company. See Notes 11 and 14.

On October 2, 2026, the Company filed the Nevada action described below, superseding Q2’s statement that contemplated legal actions had not been filed.

Nevada Legal Proceeding

On October 2, 2026, following Board authorization on September 27, 2026, the Company filed a verified complaint in the Eighth Judicial District Court, Clark County, Nevada, captioned Sentient Brands Holdings, Inc. v. John Doukas, et al., Case A-26-958461-B. The action seeks declaratory, equitable, restitution and related relief concerning historical corporate obligations and share transactions. The complaint concerns historical positions totaling 1,120,055 post-reverse-split shares. Empire Stock Transfer, Inc. is joined solely as a nominal defendant; no wrongdoing or damages are alleged against it.

On October 28, 2026, 598,200 shares of the Company’s common stock were canceled in connection with the Nevada action. This is the same cancellation effected under the August 14 settlement agreement described in Note 11, not an additional cancellation. Certain defendants and cooperating witnesses have entered into good-faith settlement negotiations with the Company. The Company has not recorded a recovery asset in connection with the action. Litigation is inherently uncertain, and the Company can give no assurance regarding the timing or outcome of the proceedings, the relief that may be granted, or any recovery.

ITEM 1A. RISK FACTORS

As a smaller reporting company, we are not required to provide information required by this Item. Reference is made to the risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2025, which are incorporated herein by reference.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On September 22, 2026, the Company issued 222,242 shares of common stock to GA3 Consortium, LLC in connection with its July 19, 2026 conversion of $17,614 of accrued interest and $2,250 of related conversion costs. The Company received no cash proceeds from the issuance, and the outstanding principal balance of the convertible notes was unchanged. See Note 9.

The shares were issued in reliance on the exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933, as amended, in an exchange with an existing security holder. No commission or other remuneration was paid for soliciting the exchange. The conversion costs related to Rule 144 legal opinion, administrative and transfer-agent services.

On September 2, 2026, the Company issued 325,000 shares under its 2026 Employee Benefit Plan in settlement of $32,500 of previously accrued expense. These employee-plan shares are described separately from the unregistered conversion issuance. Shares issued under the 2026 Employee Benefit Plan are registered with the SEC through filing a Form S-8 on February 2, 2026. The 2026 Employee Benefit Plan as filed authorizes 1,000,000 shares of common stock to be issued.

During August 2026, the Company’s transfer agent cancelled and retired 434,548 shares of common stock in connection with the July 1, 2026 settlement and cooperation agreements and related cancellation instructions, without monetary payment by the Company. These retirements comprised 74,824 shares registered to Former Executive 1 and 359,724 shares registered to Former Executive 2. An additional 23,948 shares registered to Former Executive 2 remained outstanding and awaiting cancellation as of September 30, 2026.

The August 14, 2026 settlement agreement with Former Undisclosed Affiliate and Control Person covered an additional 598,200 shares. Those shares remained included in the September 30, 2026 outstanding share count. The transfer agent completed their cancellation and retirement on October 28, 2026; they are excluded from the cover-page share count as of that date. See Notes 11 and 14.

The transfer-agent journal identifies no other new common-share issuances during the quarter. Registered employee-plan issuances are described separately above.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The Company’s convertible notes payable to GA3 Consortium, LLC had an aggregate principal balance of $715,789 and accrued interest of $960,088 at September 30, 2026. Pursuant to an extension agreement dated March 21, 2023, the maturity dates of both notes were extended to August 21, 2023. The notes remain in default. Under the note documents, no notice of default is required by the holder.

As of October 16, 2026, no additional maturity amendment had been executed, and no new waiver or forbearance had been received since June 30, 2026. Discussions with the holder regarding amended terms continue.

The $41,250 note payable to Stephen Spanos matured on October 19, 2025 and remained unpaid at September 30, 2026. The Company and the senior debt holder dispute the validity of the note. Stephen Spanos is a defendant in the Nevada action filed by the Company. Interest accrues at 12% per annum, with accrued interest of $5,564 at September 30, 2026. From June 30 through October 16, 2026, no principal or interest payments were made. No modification or settlement was agreed upon during that period. There is no contractual change in the interest rate upon default.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Serge Knazev continues to serve as President, Chief Operating Officer, Acting Principal Executive Officer (Interim Chief Executive Officer) and Corporate Secretary of the Company. Jeanene Morgan continues to serve as Chief Financial Officer and Chief Accounting Officer.

The Board of Directors consists of Eric Bruns, Chairman, Derek Wyman and Serge Knazev. Mr. Wyman also serves as Treasurer of the Company.

On September 27, 2026, the Board established an Audit Committee comprising Derek Wyman, Chair, and Eric Bruns. See Part I, Item 4, Controls and Procedures.

The Company disclosed the July 1 settlement agreements on July 10 and the separate voluntary share-surrender agreement with Former Undisclosed Affiliate and Control Person on August 14, 2026. On October 8 it reported the October 2 Nevada complaint. See Notes 11, 12 and 14 and Part II, Item 1.

The Compliance and Restitution initiative continues. Requested recoveries, challenged shares and proposed legal remedies do not constitute completed share retirements or recognized recovery assets.

During the quarter ended September 30, 2026, no director or officer of the Company adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement, as defined in Item 408(a) and (c) of Regulation S-K, respectively.

ITEM 6. EXHIBITS

Exhibit No.	Exhibit Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Inline XBRL Document Set for the condensed consolidated interim financial statements and accompanying notes in Part I, Item 1 of this Quarterly Report on Form 10-Q.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant will cause this report to be signed on its behalf by the duly authorized officers below.

SENTIENT BRANDS HOLDINGS INC.

Dated: November 9, 2026	/s/ Serge Knazev
Serge Knazev
Interim Chief Executive Officer
(Principal Executive Officer)

Dated: November 9, 2026	/s/ Jeanene Morgan
Jeanene Morgan
Chief Financial Officer
(Principal Financial and Accounting Officer)

